Form 10-Q
period 1996-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1996-11-12
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                                          ------------------


                         Commission File Number 1-9525
                                                ------


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




          NEVADA                                             75-2615944
-------------------------------                           -----------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)



     10670 North Central Expressway, Suite 300, Dallas, Texas,     75231
   ------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)



                                (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                              ----     ----



Common Stock, $.01 par value                           1,519,466
----------------------------              ---------------------------------
         (Class)                            (Outstanding at November 1, 1996)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been examined by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,              December 31,
                                                                                      1996                      1995
                                                                                  ------------               -----------
                        Assets                                                            (dollars in thousands)
                        ------
Notes and interest receivable
      Performing.......................................                            $     1,995               $     1,986

Foreclosed real estate held for sale, net of
      accumulated depreciation ($20 in 1996 and 1995)..                                    914                       966

Less - allowance for estimated losses..............                                          -                      (121)
                                                                                   -----------               -----------
                                                                                           914                       845
Real estate held for investment, net of
      accumulated depreciation ($6,879 in 1996 and
      $6,087 in 1995)..................................                                 46,352                    39,480
Investment in partnerships.........................                                      2,351                     2,472
Cash and cash equivalents..........................                                      4,725                     2,988
Other assets (including $76 in 1996 and $90 in
      1995 from affiliates)............................                                  3,185                     1,398
                                                                                   -----------               -----------
                                                                                   $    59,522               $    49,169
                                                                                   ===========               ===========

        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities
Notes and interest payable.........................                                $    34,472               $    22,682
Other liabilities (including $12 in 1996 and $243
      in 1995 to affiliates)...........................                                  2,538                     2,296
                                                                                   -----------               -----------
                                                                                        37,010                    24,978

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
      authorized, 10,000,000 shares; issued and
      outstanding, 1,519,888 shares in 1996 and
      1,582,888 shares in 1995.........................                                     15                     3,347
Paid-in capital....................................                                     64,804                    62,093
Accumulated distributions in excess of accumulated
      earnings.........................................                                (42,307)                  (41,249)
                                                                                   -----------               -----------
                                                                                        22,512                    24,191
                                                                                   -----------               -----------
                                                                                   $    59,522               $    49,169
                                                                                   ===========               ===========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three Months              For the Nine Months
                                               Ended September 30,               Ended September 30,
                                           -------------------------------   ------------------------------
                                                1996             1995            1996              1995
                                                ----             ----            ----              ----
                                                       (dollars in thousands, except per share)
REVENUE
     Rents.......................          $        2,090    $       1,992   $       6,149    $       5,692
     Interest....................                      83               57             248              170
                                           --------------    -------------   -------------    -------------
                                                    2,173            2,049           6,397            5,862


EXPENSES
     Property operations.........                   1,052            1,152           3,198            3,155
     Equity in (income) loss of
            partnerships.........                       1               54             (29)             698
     Interest....................                     652              463           1,803            1,399
     Depreciation................                     265              263             792              784
     Advisory fee to affiliate...                     105               88             302              271
     General and administrative..                     310              168             918              566
                                           --------------    -------------   -------------    -------------
                                                    2,385            2,188           6,984            6,873
                                           --------------    -------------   -------------    -------------



Net (loss).......................          $         (212)   $        (139)  $        (587)   $      (1,011)
                                           ==============    =============   =============    =============



Earnings Per Share

     Net (loss)..................          $         (.14)   $        (.09)  $        (.38)   $        (.64)
                                           ==============    =============   =============    =============




Shares of beneficial
     interest used in computing
     earnings per share..........               1,519,888        1,582,888       1,533,406        1,582,888
                                           ==============    =============   =============    =============




             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1996






                                                                                        Accumulated
                                                                                       Distributions
                                           Common Stock                                in Excess of
                                     --------------------------         Paid-In         Accumulated      Stockholders'
                                     Shares              Amount         Capital          Earnings          Equity
                                     ------              ------         -------        -------------   ---------------
                                        (dollars in thousands)


Balance, January 1,
     1996...................          1,582,888       $    3,347     $     62,093     $   (41,249)     $    24,191


Change in par value.........                  -           (3,332)           3,332               -                -


Repurchase of Common
     Stock..................            (63,000)               -             (621)              -             (621)


Dividends ($.30 per share)                    -                -                -            (471)            (471)


Net (loss)..................                  -                -                -            (587)            (587)
                                      ---------       ----------     ------------     -----------      -----------


Balance, September 30,
     1996...................          1,519,888       $       15     $     64,804     $   (42,307)     $    22,512
                                      =========       ==========     ============     ===========      ===========





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                            ------------------------------
                                                                1996             1995
                                                                ----             ----
                                                                (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected..................................        $     6,148      $       5,667
   Interest collected...............................                239                162
   Interest paid....................................             (1,632)            (1,337)
   Payments for property operations.................             (2,794)            (2,737)
   Advisory fee paid to affiliate...................               (267)              (272)
   General and administrative expenses paid.........               (901)              (665)
   Distributions from equity partnerships' operating
      cash flow.....................................                163                184
   Other............................................             (1,675)              (463)
                                                            -----------      -------------
      Net cash provided by (used in) operating
         activities.................................               (719)               539

Cash Flows from Investing Activities
   Funding of equity partnerships...................                (12)               (21)
   Real estate improvements.........................               (223)              (152)
   Acquisition of real estate.......................             (7,510)                 -
                                                            -----------      -------------
      Net cash (used in) investing activities.......             (7,745)              (173)

Cash Flows from Financing Activities
   Distributions from equity partnerships' financing
      cash flow.....................................                 -                486
   Payments on notes payable........................               (315)              (431)
      Proceeds from note payable....................             12,011                  -
   Deferred borrowing costs.........................               (402)                 -
   Repurchase of Common Stock.......................               (621)                 -
   Distributions to stockholders....................               (471)              (356)
                                                            -----------      -------------
      Net cash provided by (used in) financing
         activities.................................             10,202               (301)

Net increase in cash and cash equivalents...........              1,738                 65
Cash and cash equivalents, beginning of period......
                                                                  2,987                232
                                                            -----------      -------------
Cash and cash equivalents, end of period............        $     4,725      $         297
                                                            ===========      =============

Reconciliation of net (loss) to net cash provided
   by (used in) operating activities
Net (loss)..........................................        $      (587)     $      (1,011)
Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities
   Depreciation and amortization....................                860                840
   Equity in loss (income) of partnerships..........                (29)               698
   Distributions from operating cash flow of equity
      partnerships..................................                163                184
   (Increase) in other assets.......................             (1,456)              (548)
   Increase (decrease) in interest payable..........                 94                 (3)
   Increase in other liabilities....................                236                379
                                                            -----------      -------------
      Net cash provided by (used in) operating
         activities.................................        $      (719)     $         539
                                                            ===========      =============

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

At a special meeting of shareholders held on March 15, 1996, shareholders approved a proposal to convert the Company, then a California business trust with a finite life, into a Nevada corporation with a perpetual life. The conversion was effective March 15, 1996.

Certain balances for 1995 have been reclassified to conform to the 1996 presentation. Shares and per share data have been restated for the two for one forward Common Stock split effected June 14, 1996.

NOTE 2.   REAL ESTATE AND DEPRECIATION

In September 1996, the Company purchased the Daley Plaza Corporate Center, a three building, 122,795 square foot office facility in San Diego, California for $7.1 million, consisting of $3.6 million in cash and seller provided mortgage financing of $3.5 million. The mortgage bears interest at 6% per annum, compounded monthly. Principal and accrued interest are due on September 25, 1997, the mortgage's maturity date. The Company paid a real estate brokerage commission of $212,000 to Carmel Realty, Inc., an affiliate of the Company's advisor, and an acquisition fee of $71,000 to Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $7.1 million purchase price.

NOTE 3.   NOTES AND INTEREST PAYABLE

In March 1996, the Company obtained mortgage financing of $7.3 million secured by the previously unencumbered Saratoga Office Building in Saratoga, California. The Company received net cash of $6.6 million after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $61,261 and matures April 1, 2006. The Company paid a mortgage brokerage and equity refinancing fee of $73,000 to BCM based on the $7.3 million financing.

In September 1996, the Company obtained mortgage financing of $1.2 million secured by the previously unencumbered Town Center Plaza Office

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   NOTES AND INTEREST PAYABLE (Continued)

Building in Boca Raton, Florida. The Company received net cash of $1.0 million after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 9.16% per annum, requires monthly payments of principal and interest of $10,296 and matures on October 1, 2006. The Company paid a mortgage brokerage and equity refinancing fee of $12,000 to BCM based on the $1.2 million financing.

NOTE 4.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

                 --------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

Income Opportunity Realty Investors, Inc. (the "Company") invests in equity interests in real estate through acquisitions, leases and partnerships, and has invested in mortgage loans on real estate, including first, wraparound, and junior mortgage loans. The Company is the successor to a California business trust organized on December 14, 1984 which commenced operations on April 10, 1985.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 1996 aggregated $4.7 million, compared with $3.0 million at December 31, 1995. The Company's principal sources of cash have been and will continue to be property operations, proceeds from property sales, financings and refinancings, collection of interest on its mortgage note receivable and, to a lesser extent, distributions from partnerships. The Company's business plan provides for the Company's use of approximately $4.0 million of its available cash for property acquisitions during the remainder of 1996. At September 30, 1996, the Company had firm earnest money deposits on the purchase of two office buildings. The Company anticipates that after closing such acquisitions, it will have sufficient cash to meet its various cash requirements including the payment of distributions, debt service obligations and property maintenance and improvements.

In March 1996, the Company received net cash of $6.6 million from the financing of its previously unencumbered Saratoga Office Building in Saratoga, California. See NOTE 3. "NOTES AND INTEREST PAYABLE."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In September 1996, the Company purchased the Daley Plaza Corporate Center, a three building, 122,795 square foot office facility in San Diego, California for $7.1 million, consisting of $3.6 million in cash and new mortgage financing of $3.5 million. See NOTE 2. "REAL ESTATE AND DEPRECIATION."

In September 1996, the Company received net cash of $1.0 million from the financing of the previously unencumbered Town Center Plaza Office Building in Boca Raton, Florida. See NOTE 3. "NOTES AND INTEREST PAYABLE."

In the first nine months of 1996, the Company paid quarterly dividends aggregating $.30 per share or a total of $471,000.

Through October 31, 1996, the Company had repurchased 198,904 shares of its Common Stock at a total cost of $1.8 million pursuant to a repurchase program commenced in December 1989. 63,000 of such shares were repurchased in 1996 at a total cost of $621,000. The Company's Board of Directors has authorized the Company's repurchase of a total of 200,000 shares under such repurchase program, of which 1,096 shares remain to be repurchased.

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage note receivable and properties held for sale and periodically, but no less than annually, its properties held for investment. Generally accepted accounting principles require that the carrying value of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In the initial instance when the estimated net realizable value of a mortgage note receivable or a property held for sale is less than the carrying amount at the time of evaluation, a reserve is established and a corresponding provision for loss is recorded by a charge against earnings. A subsequent revision to estimated net realizable value either increases or decreases such reserve with a corresponding charge against or credit to earnings. In the case of properties held for investment the carrying value of the property is written down and a provision for loss is recorded. The estimate of net realizable value of the Company's mortgage note receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Results of Operations

For the nine months ended September 30, 1996, the Company had a net loss of $587,000, as compared with a net loss of $1.0 million in the corresponding period in 1995. For the three months ended September 30, 1996, the Company had a net loss of $212,000 as compared with a net loss

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

of $139,000 in the corresponding quarter in 1995. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

Rents in the three and nine months ended September 30, 1996 were $2.1 million and $6.1 million, as compared to $2.0 million and $5.7 million in the corresponding periods in 1995. Of the nine month increase $192,000 is due to the Company's obtaining, through foreclosure, in March 1996, the Spanish Trace Apartments in Irving, Texas and $176,000 is due to increased occupancy at one of the Company's commercial properties and one of the Company's apartment complexes.

Property operations expense in the three and nine months ended September 30, 1996 at $1.1 million and $3.2 million, was comparable to 1995's $1.2 million and $3.2 million.

Interest income increased from $57,000 and $170,000 in the three and nine months ended September 30, 1995 to $83,000 and $248,000 in the three and nine months ended September 30, 1996. The increase in the three and nine months is due to interest earned on the short term investment of the Company's available cash.

Equity in income of partnerships improved to a loss of $1,000 and income of $29,000 in the three and nine months ended September 30, 1996 as compared to a loss of $54,000 and $698,000 in the corresponding periods in 1995. The nine months 1995 equity in loss of partnerships is primarily due to the write down of a wraparound mortgage note receivable to the balance of the underlying mortgage payable by the Nakash Income Associates, a partnership in which the Company has a 40% general partner interest.

Interest expense increased from $463,000 and $1.4 million in the three and nine months ended September 30, 1995 to $652,000 and $1.8 million in the three and nine months ended September 30, 1996. These increases are primarily attributable to the Company having financed for $7.3 million the previously unencumbered Saratoga Office Building and for $1.2 million the previously unencumbered Town Center Plaza Office Buildings in March and September 1996, respectively, and financing of $3.5 million obtained in connection with the Company's purchase of the Daley Plaza Corporate Center. See NOTE 2. 'REAL ESTATE AND DEPRECIATION" and NOTE 3. "NOTES AND INTEREST PAYABLE."

Depreciation expense and advisory fee expense for the three and nine months ended September 30, 1996 approximated that of the corresponding periods in 1995. Depreciation and advisory fee expense are expected to increase as the Company acquires additional properties over the remainder of 1996.

General and administrative expense increased to $310,000 and $918,000 in the three and nine months ended September 30, 1996 from $168,000 and $566,000 in the corresponding periods in 1995. These increases are due

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

to an increase in legal fees and other professional fees related to the Company's conversion from a business trust to a corporation and also due to legal fees related to ongoing litigation proceedings. See NOTE 1. "BASIS OF PRESENTATION."

Tax Matters

As more fully discussed in the Company's 1995 Form 10-K, the Company has elected and, in management's opinion, qualified, to be taxed as a real estate investment trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to shareholders.

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and, correspondingly, the ultimate realizable value of the Company's real estate and notes receivable portfolios.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Company for personal injury associated with such materials.

The Company's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets or results of operations.

Recent Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." The statement requires that long-lived assets be considered

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

impaired "...if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset." If impairment exists, an impairment loss shall be recognized, by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying amount of the asset shall be reduced by the amount of the impairment, shall be accounted for as the asset's "new cost" and such new cost shall be depreciated over the asset's remaining useful life.

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's estimated fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. The Company adopted SFAS No. 121 effective January 1, 1996.

The effect of adopting SFAS No. 121 was the discontinuance of depreciation on the Company's one property held for sale which would have amounted to $5,000 and $15,000 in the three and nine months ended September 30, 1996, and a corresponding reduction in the Company's reported net loss.

              --------------------------------------------------

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Olive Litigation. In February 1990, the Company, together with Continental Mortgage and Equity Trust, National Income Realty Trust and Transcontinental Realty Investors, Inc., three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. pending before the United States District Court for the Northern District of California and relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the court granted final approval of the terms of a Stipulation of Settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") that settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and that modified certain provisions of the April 1990 settlement. The Olive Modification was preliminarily approved by the court on July 1, 1994, and final court approval was entered on December 12, 1994. The effective date of the Olive Modification was January 11, 1995.

During August and September 1996, the court held evidentiary hearings to assess compliance with the terms of the Olive Modification by the various parties. The court has not issued any ruling or order with respect to the matters addressed at the hearings. Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intends to assert that certain actions taken by the Board of Directors during 1994, 1995 and 1996 breached the terms of the Olive Modification. Plaintiffs' counsel has not made a petition to the court on any of these claims.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

Exhibit
Number                                    Description
-------            ---------------------------------------------------------

 27.0              Financial Data Schedule

(b)     Reports on Form 8-K as follows:

        A Current Report on Form 8-K, dated September 30, 1996, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Daley Plaza Corporate Center.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INCOME OPPORTUNITY REALTY INVESTORS,
                                       INC.





Date:    November 12, 1996             By:  /s/ Randall M. Paulson
     ---------------------                  ------------------------------------
                                            Randall M. Paulson
                                            President





Date:    November 12, 1996             By:  /s/ Thomas A. Holland
     ---------------------                 -------------------------------------
                                            Thomas A. Holland
                                            Executive Vice President and
                                            Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                  For the Nine Months Ended September 30, 1996




Exhibit                                                                Page
Number                           Description                           Number
-------        ------------------------------------------------        ------
 27.0          Financial Data Schedule.                                  15