Form 10-K405
period 1996-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1997-03-13
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

                         Commission File Number 1-9525

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                               75-2615944
--------------------------------                            --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas           75231
--------------------------------------------------------         --------
    (Address of Principal Executive Offices)                    (Zip Code)

                                 (214) 692-4700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
    Title of each class                                    which registered
----------------------------                           -----------------------
Common Stock, $.01 par value                           American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 7, 1997, the Registrant had 1,519,888 shares of Common Stock outstanding. Of the total shares outstanding 675,536 were held by other than those who may be deemed to be affiliates, for an aggregate value of $7,768,664 based on the last trade as reported on the American Stock Exchange on March 7, 1997. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.


                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K



                                     PART I                              Page
                                                                         ----

Item 1.          Business.............................................    3

Item 2.          Properties...........................................    6

Item 3.          Legal Proceedings....................................   13

Item 4.          Submission of Matters to a Vote of Security
                    Holders...........................................   15


                                    PART II


Item 5.          Market for the Registrant's Common Equity
                    and Related Stockholder Matters...................   15

Item 6.          Selected Financial Data..............................   18

Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............   19

Item 8.          Financial Statements and Supplementary Data..........   24

Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...............   58


                                    PART III


Item 10.         Directors, Executive Officers and Advisor of the
                    Registrant........................................   58

Item 11.         Executive Compensation...............................   67

Item 12.         Security Ownership of Certain Beneficial Owners and
                    Management........................................   70

Item 13.         Certain Relationships and Related Transactions.......   71


                                    PART IV


Item 14.         Exhibits, Consolidated Financial Statements,
                    Schedules and Reports on Form 8-K.................   73

Signature Page........................................................   76

                                     PART I


ITEM 1.        BUSINESS

Income Opportunity Realty Investors, Inc. (the "Company" or "Registrant"), a Nevada corporation, is the successor to a California business trust organized pursuant to a declaration of trust dated December 14, 1984. The Company has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has, in the opinion of the Company's management, qualified for federal taxation as a REIT for all periods since May 1, 1985.

The Company's real estate at December 31, 1996, consisted of seven properties held for investment and two properties held for sale, one of which was obtained through foreclosure, and an interest in a partnership which owns five properties. The Company's mortgage notes receivable at December 31, 1996 consisted of one mortgage loan. No mortgage loans were funded during 1996. In addition, the Company has an interest in a partnership which holds one wraparound mortgage loan. The Company's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

Business Plan

The Company's primary business and only industry segment is investing in equity interests in real estate through direct equity investments and partnerships and financing real estate and real estate related activities through investments in mortgage loans. The Company's real estate is located in the Pacific, Southeast, Southwest and Midwest regions of the continental United States. Information regarding the real estate and mortgage note receivable portfolios of the Company is set forth in ITEM 2. "PROPERTIES," and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The Company's business is not seasonal. The Company has previously pursued and intends to continue to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, the Company's plan of operation is to acquire "Class A" apartment and commercial properties in keeping with the current class of properties in the Company's real estate portfolio. The Company intends to place an emphasis in 1997, on apartment acquisitions to maintain balance in its real estate portfolio. The Company does not expect that it will seek to fund or acquire new mortgage loans. It may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Company also intends to continue its strategy of maximizing each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, the Company's management believes that such expenditures are necessary to maintain or enhance the value of the Company's properties.

Management of the Company

Although the Company's Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Company's Board of Directors. The duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources for the Company. The Advisor also serves as a consultant in connection with the Company's business plan and investment decisions made by the Company's Board of Directors.

BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

BCM has been providing advisory services to the Company since March 28, 1989. Renewal of BCM's advisory agreement with the Company was approved by the Company's stockholders at the Company's annual meeting of stockholders held on May 31, 1996. BCM also serves as advisor to Continental Mortgage and Equity Trust ("CMET") and Transcontinental Realty Investors, Inc. ("TCI"). The Directors of the Company are also trustees of CMET and directors of TCI and the officers of the Company are also officers of CMET and TCI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as a director and Chairman of the Board of ART until November 16, 1992. Randall M. Paulson, President of the Company, also serves as President of CMET, TCI and BCM, Executive Vice President of ART, and as the President and sole director of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP. The officers of the Company are also officers of ART. As of March 7, 1997, ART and TCI each owned approximately 29.6% and 22.5% of the Company's outstanding shares of Common Stock and BCM owned approximately 39.6% of ART's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i)
Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of four of the Company's office buildings and the commercial properties owned by a real estate partnership in which the Company and TCI are partners to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a nonexclusive brokerage agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor."

The Company has no employees. Employees of the Advisor render services to the Company.

Competition

The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Company. The Company's management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Company's management believes that general economic circumstances and trends and new or renovated properties in the vicinity of each of the Company's properties are also competitive factors.

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Company's properties are located.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" - Related Party Transactions," the officers and Directors of the Company also serve as officers, directors or trustees of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to those of the Company. The Company's Directors, officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, trustees or directors and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships," the Company also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Company's and that may compete with the Company in the acquisition, sale, leasing and financing real estate. In resolving any potential conflicts of interest which may arise, the Advisor has informed the Company that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God, and other factors beyond the control of the Company's management or Advisor. Also, the illiquidity of real estate investments may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate portfolio. However, to the extent property acquisitions are concentrated in any particular geographic region, the advantages of diversification may be mitigated.

ITEM 2.        PROPERTIES

The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1996, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

The Company's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale, one of which was obtained through foreclosure. The Company holds a fee simple title to all of the properties in its real estate portfolio. The foreclosed property held for sale was obtained through foreclosure of the collateral securing a mortgage note receivable. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Company's real estate and further summary information with respect to the Company's properties held for investment, properties held for sale and investments in partnerships.

The Company's real estate is geographically diverse. At December 31, 1996, the Company held equity investments in apartments and office buildings in the Pacific, Southwest, Southeast and Midwest regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The majority of the Company's properties, however, are located in California and Texas. At December 31, 1996, the Company held one wraparound mortgage note receivable, secured by a shopping center in Joliet, Illinois.

At December 31, 1996, three of the Company's properties, Porticos Apartments, Daley Plaza Corporate Center, and Saratoga Office Building each exceeded 10% of the Company's total assets. At December 31, 1996, 73% of the Company's assets consisted of real estate held for investment, 11% consisted of properties held for sale, 3% consisted of a mortgage note and interest receivable and 4% consisted of investments in partnerships. The remaining 9% of the Company's assets at December 31, 1996, were cash, cash equivalents and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above. See ITEM 1. "BUSINESS - Business Plan."

To continue to qualify for federal taxation as a REIT under the Code, the Company is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Geographic Regions

The Company has divided the continental United States into the following geographic regions.

         Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Company has no properties in this region.

         Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company has 1 commercial property in this region.

         Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company has 3 apartments in this region.

         Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company has 1 apartment in this region.

         Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company has no properties in this region.

         Pacific region comprised of the states of California, Oregon and Washington. The Company has 1 apartment and 3 commercial properties in this region.

Real Estate

At December 31, 1996, approximately 85% of the Company's assets were invested in real estate, located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale, one of which was obtained through foreclosure.

Types of Real Estate Investments. The Company's real estate consists of apartments and commercial properties (office buildings) or similar properties having established income-producing capabilities. In selecting real estate for investment, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are considered. The Company may acquire properties subject to, or assume, existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Company's Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

At December 31, 1996, the Company had no properties on which significant capital improvements were in process. However, the Company expects that in 1997 it will expend approximately $750,000 for capital and tenant improvements at the Daley Plaza Corporate Center, an office building the Company acquired in 1996.

Although the Company has typically invested in developed real estate, and has no current intentions to do otherwise, the Company may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Company's Board of Directors). To the extent that the Company invests in construction and development projects, the Company would be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's real estate at December 31, 1996.

                                                         Commercial
           Region                        Apartments      Properties
          ---------                      ----------      ----------
          Pacific......................      16%            91%
          Southwest....................      50              -
          Southeast....................       -              9
          Midwest......................      34              -
                                            ---            ---
                                            100%           100%

The foregoing table is based solely on the number of apartment units and commercial square footage owned by the Company and does not reflect the value of the Company's investment in each region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate.

A summary of activity in the Company's owned real estate portfolio during 1996 is as follows:

          Owned properties at January 1, 1996...............    7
          Properties acquired through purchase..............    2
                                                                -
          Owned properties at December 31, 1996.............    9
                                                                =






                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 2.           PROPERTIES (Continued)

Properties Held for Investment. Set forth below are the Company's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 1996, 1995 and 1994:

                                                     Units/               Rent Per Square Foot              Occupancy
                                                     ------               --------------------              ---------
    Property                Location             Square Footage         1996      1995      1994     1996      1995    1994
-----------------        --------------          ---------------       ------    ------    ------   ------    ------   -----
Apartments
-----------
Eastpoint                Mesquite, TX                126 units/
                                                 113,138 sq. ft.       $   .66   $  .62    $  .60     97%       99%      99%
Porticos                 Milwaukee, WI               256 units/
                                                 269,036 Sq. Ft.           .86      .86       .86     95%       94%      91%
Treehouse                San Antonio, TX             106 units/
                                                  88,957 sq. ft.           .75      .75       .71     94%       94%      98%
Office Buildings
----------------
Daley Plaza
 Corporate Center        San Diego, CA           122,795 sq. ft.         12.88       *         *      80%         *        *
Olympic Building         Los Angeles, CA          46,685 sq. ft.         16.09       *         *      73%         *        *
Saratoga                 Saratoga, CA             89,825 sq. ft.         19.42    19.07     18.11     98%      100%      92%
Town Center              Boca Raton, FL           24,518 sq. ft.          8.21     7.77      7.65    100%      100%     100%

-------------------

*  Property was acquired in 1996.

In March 1996, the Company obtained mortgage financing of $7.3 million secured by the previously unencumbered Saratoga Office Building in Saratoga, California. The Company received net cash of $6.6 million after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $61,261 and matures in April 2006. The Company paid a mortgage brokerage and equity refinancing fee of $73,000 to BCM based on the $7.3 million financing.

In September 1996, the Company purchased the Daley Plaza Corporate Center, a three building, 122,795 square foot office facility in San Diego, California, for $7.1 million, consisting of $3.6 million in cash and seller provided mortgage financing of $3.5 million. The mortgage bears interest at 6.0% per annum, compounded monthly. Principal and accrued but unpaid interest are due on September 25, 1997, the mortgage's maturity date. The Company paid a real estate brokerage commission of $212,000 to Carmel Realty, and an acquisition fee of $71,000 to BCM, based on the $7.1 million purchase price.

In September 1996, the Company obtained mortgage financing of $1.2 million secured by the previously unencumbered Town Center Plaza Office Building in Boca Raton, Florida. The Company received net cash of $1.0 million after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 9.16% per annum, requires monthly payments of principal and interest of $10,296 and matures in October 2006. The Company paid a mortgage brokerage and equity refinancing fee of $12,000 to BCM based on the $1.2 million financing.

In November 1996, the Company purchased the Olympic Building, a 57,000 square foot office building in Los Angeles, California, for $6.0 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $4.5 million. The mortgage bears interest at a variable rate, currently at 9.25% per annum, requires monthly payments of principal and interest of $38,531 and matures in November 2003. The Company paid a real estate brokerage commission of $190,000 to Carmel Realty and an acquisition fee of $60,000 to BCM, based on the $6.0 million purchase price.

In January 1997, the Company purchased the Chuck Yeager Building, a 60,000 square foot industrial/office building in Chantilly, Virginia, for $5.1 million. The Company paid $2.0 million in cash and obtained new mortgage financing of $3.1 million. The mortgage bears interest at a variable rate, currently 10.75% per annum, requires monthly payments of principal and interest of $72,017 and matures in January 1999, with an option to extend the maturity to January 2000. The Company paid a real estate brokerage commission of $171,000 to Carmel Realty and an acquisition fee of $51,000 to BCM based on the $5.4 million purchase price.

Properties Held for Sale. Set forth below are the Company's properties held for sale, one of which was obtained through foreclosure, and monthly rental rate and occupancy thereof at December 31, 1996, 1995 and 1994:

                                                                                Rent Per
                                                     Units/                   Square Foot                  Occupancy
                                                                       --------------------------   -------------------------
    Property                Location             Square Footage         1996      1995      1994     1996      1995      1994
-----------------        --------------          ---------------       ------    ------    ------   ------    ------    -----

Apartments
-----------
Plumtree                 Martinez, CA                116 units/
                                                  97,734 Sq. Ft.       $   .96   $  .92    $  .90        98%       99%      92%
Spanish Trace            Irving, TX                  136 units/
                                                 137,682 Sq. Ft.           .49      .46       *          94%       95%       *


* Recorded as an insubstance foreclosure December 31, 1994.

At December 31, 1996, the Plumtree Apartments, a 116 unit apartment complex in Martinez, California was under contract for sale. In March 1997, the Company completed the sale for $7.8 million in cash. The Company received net cash of $1.6 million, after payoff of $5.7 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company and will recognize a gain on the sale of approximately $1.8 million. The Company paid a real estate sales commission of $226,000 to Carmel Realty based upon the $7.8 million sales price.

Partnership Properties. Set forth below are the properties owned by a partnership in which the Company is an equity investee and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1996, 1995 and 1994:

                                                                                 Rent Per
                                                     Units/                   Square Foot                   Occupancy
                                                                       --------------------------   --------------------------
     Property                Location             Square Footage         1996      1995      1994     1996      1995      1994
-----------------        --------------          ---------------       ------    ------    ------   ------    ------    ------

Apartments
-------------
Inwood Greens            Houston, TX                 126 units/
                                                 105,960 sq. ft.       $   .45   $  .44    $  .43        93%       93%      91%
Oaks of Inwood           Houston, TX                 198 units/
                                                 167,872 sq. ft.           .44      .43       .43        93%       91%      90%
Office Building
---------------
MacArthur Mills          Carrollton, TX           53,472 sq. ft.          8.38     7.60      6.99        94%       95%      88%

Shopping Centers
----------------
Chelsea Square           Houston, TX              70,275 sq. ft.          9.32     9.51      8.67        69%       77%      78%
Summit at
 Bridgewood              Fort Worth, TX           48,696 sq. ft.          8.67     9.27      8.92        62%       63%      62%

The Company owns a 36.3% general partner interest and TCI owns a 63.7% combined general and limited partner interest in Tri-City Limited Partnership which in turn owns the five properties listed above. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." In 1996, the Company made advances to the partnership of $65,000 and received $303,000 in operating distributions from the partnership.

Mortgage Loans

Prior to 1991, a substantial portion of the Company's assets had been invested in mortgage notes receivable secured by income-producing real estate. The Company's mortgage notes have included first mortgage loans, wraparound mortgage loans and junior mortgage loans. The Company has determined that it will not seek to fund or acquire new mortgage loans, other than those which it may originate in conjunction with providing purchase money financing of a property sale. See ITEM 1. "BUSINESS". BCM, in its capacity as a mortgage servicer, services the Company's mortgage note receivable.

During 1996, the Company funded no new mortgage loans and made no additional advances on its existing mortgage loan.

Wraparound Mortgage Loans. A wraparound mortgage loan, sometimes called an all-inclusive loan, is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan.

At December 31, 1996, the Company's mortgage notes receivable portfolio consisted of one performing wraparound mortgage note, with an outstanding principal balance of $2.0 million, secured by a shopping center in Joliet, Illinois.

Partnership mortgage loans. The Company owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates ("NIA"). NIA in turn owns a wraparound mortgage note receivable. In 1996, the partnership extended the maturity date to April 1, 1997, of the underlying note payable secured by a building occupied by a Wal-Mart in Maulden, Missouri.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Company, together with CMET, National Income Realty Trust ("NIRT") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., in the United States District Court for the Northern District of California, relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of April 1990 settlement. The Modification was preliminarily approved by the Court July 1, 1994 and final Court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of certain transactions with affiliates until April 28, 1999. In addition, BCM, the Company's advisor, Gene E. Phillips and William S. Friedman, who served as President and Director of the Company until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Company, CMET, NIRT and TCI, of which the Company's share was $150,000.

Under the Modification, the Company, CMET, NIRT, TCI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Company held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Company's Board of Directors that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Company's Board of Directors appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, certain related party transactions which the Company may enter into prior to April 28, 1999, require the unanimous approval of the Company's Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

For purposes of the Modification requirements, the term "related party transaction" means and includes (i) any transaction between or among the Company or CMET, NIRT or TCI or any of their affiliates or subsidiaries; (ii) any transaction between or among the Company, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and
(iii) any transaction between or among the Company or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Company, CMET, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The Court retained jurisdiction to enforce the Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Modification by various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intends to assert that certain actions taken by the Board of Directors breached the terms of the Modification. On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. As of March 7, 1997, the Court had taken no action on the Amendment.

The Amendment provides for the addition of three new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, TCI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Amendment, all shares of the Company owned by Mr. Phillips or any of his affiliates shall be voted at all stockholders' meetings held until April 28, 1999 in favor of all new members of the Company's Board of Directors added under the Amendment. The Amendment also requires that, until April 28, 1999, all shares of the Company owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "IOT". The following table sets forth the high and low prices for the Company's Common Stock as reported on the AMEX.

  QUARTER ENDED                                      HIGH              LOW
------------------                                ----------        ---------
March 31, 1997 (through March 7, 1997).........   $ 12 1/4          $ 11

March 31, 1996.................................     10 2/3*            9 1/4*
June 30, 1996..................................     10 1/2*            9 3/4*
September 30, 1996.............................     11                 9 1/2
December 31, 1996..............................     11 1/2             9 5/8

ITEM 5.     MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND
                 RELATED SHAREHOLDER MATTERS (Continued)

  QUARTER ENDED                                      HIGH              LOW
------------------                                ----------        ---------
March 31, 1995.................................   $ 10 3/16*        $ 9 1/2 *
June 30, 1995..................................     10     *          9 1/2 *
September 30, 1995.............................     10 3/16*          9 1/2 *
December 31, 1995..............................     10     *          9 1/2 *

-------------------

* Restated for the two for one forward stock split effected June 14, 1996.

As of March 7, 1997, the closing price of the Company's Common Stock on the AMEX was $11.50 per share.

As of March 7, 1997, the Company's Common Stock was held by 1,110 holders of record.

The Company paid quarterly dividends in 1996 and 1995 as follows:

                                                                       Amount
                                                                         Per
 Date Declared            Record Date              Payable Date         Share
 -------------            -----------              ------------         -----
March 1, 1996          March 15, 1996            March 31, 1996         $ .10*
June 3, 1996           June 14, 1996             June 28, 1996            .10*
August 23, 1996        September 13, 1996        September 30, 1996       .10
December 2, 1996       December 13, 1996         December 31, 1996        .10

March 3, 1995          March 15, 1995            March 31, 1995         $ .075*
May 22, 1995           June 15, 1995             June 30, 1995            .075*
August 25, 1995        September 15, 1995        September 30, 1995       .075*
November 30, 1995      December 15, 1995         December 31, 1995        .075*


* Restated for the two for one forward stock split effected June 14, 1996.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1996 and 1995 represented a return of capital.

On December 5, 1989, the Company's Board of Directors approved a share repurchase program. The Company's Board of Directors has authorized the Company to repurchase a total of 200,000 shares of its Common Stock pursuant to such program. Through March 7, 1997, the Company has repurchased a total of 198,904 shares pursuant to such program at a cost to the Company of $1.8 million. In 1996 the Company repurchased 63,000 shares of its Common Stock at a cost to the Company of $621,000. The Company has repurchased none of its Common Stock in 1997.

On March 24, 1989, the Company distributed one share purchase right for each outstanding share of Common Stock of the Company. On February 10, 1992, the rights were redeemed, the Company's Board of Directors having determined that the rights were no longer necessary to protect the Company from coercive tender offers. In connection with such redemp-

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS (Continued)

tion, Messrs. Phillips and Friedman and their affiliates, who owned approximately 12% of the Company's outstanding Common Stock at the time, agreed not to acquire more than 40% of the Company's outstanding Common Stock without the prior action of the Company's Board of Directors to the effect that they do not object to such increased ownership.

In August 1994, Mr. Phillips and his affiliates, primarily ART and TCI, owned approximately 39.8% of the Company's outstanding shares of Common Stock. This stockholder group desired to purchase additional shares of Common Stock of the Company and requested that the Company's Board of Directors consider the elimination of the limitation on the percentage of Common Stock which may be acquired by the stockholder group. The Company's Board of Directors reviewed the limitation and determined that, due to the fact that Mr. Friedman was no longer affiliated with the stockholder group, and had disposed of any shares of the Company which he or his affiliates may have owned, the limitation should no longer apply to Mr. Friedman or his affiliates. The Company's Board of Directors also determined that there was no reason to object to the purchase of additional shares of Common Stock of the Company by the stockholder group and on August 23, 1994, the Company's Board of Directors adopted a resolution to the effect that they do not object to the acquisition of up to 49% of the Company's outstanding shares of Common Stock by Mr. Phillips and his affiliates. In determining total ownership, Common Stock of the Company owned by Mr. Friedman and his affiliates are no longer to be included. Pursuant to this action, Mr. Phillips and his affiliates could not acquire more than 49% of the Company's outstanding Common Stock without the prior action of the Company's Board of Directors to the effect that they did not object to such increased ownership.

On March 21, 1996, the Company's Board of Directors reconsidered the share ownership limitation and determined that there was no reason to object to the purchase by Mr. Phillips and his affiliates of additional Common shares in excess of 49% of the Company's outstanding shares of Common Stock. Accordingly, there is no longer any limitation on the percentage of Common shares of the Company which may be acquired by Mr. Phillips and his affiliates. At March 7, 1997, Mr. Phillips and his affiliates, primarily ART and TCI, owned approximately 55.5% of the Company's outstanding shares of Common Stock.








                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.        SELECTED FINANCIAL DATA

                                                 For the Years Ended December 31,
                            -----------------------------------------------------------------------
                               1996            1995          1994            1993           1992
                            -----------    -----------    -----------    -----------    -----------
                                                  (dollars in thousands, except per share)
EARNINGS DATA
Revenues ................   $     9,005    $     7,919    $     6,852    $     7,113    $     6,593
Expenses ................         9,658          8,081          7,225          7,247          7,037
                            -----------    -----------    -----------    -----------    -----------

(Loss) from operations ..          (653)          (162)          (373)          (134)          (444)
Equity in income (loss)
 of partnerships ........            85           (744)            86            203            (26)
(Loss) on sale of real
   estate ...............          --             --             --             --              (81)
Extraordinary gain ......          --             --             --              806           --
                            -----------    -----------    -----------    -----------    -----------

Net income (loss) .......   $      (568)   $      (906)   $      (287)   $       875    $      (551)
                            ===========    ===========    ===========    ===========    ===========

PER SHARE DATA
Income (loss) before
   extraordinary gain ...   $      (.37)   $      (.57)   $      (.18)   $       .04    $      (.32)
Extraordinary gain ......          --             --             --              .50           --
                            -----------    -----------    -----------    -----------    -----------

Net income (loss) .......   $      (.37)   $      (.57)   $      (.18)   $       .54    $      (.32)
                            ===========    ===========    ===========    ===========    ===========

Distributions per share .   $       .40    $       .30    $       .30    $       .25    $      --

Weighted average
   shares outstanding ...     1,530,008      1,582,888      1,582,888      1,609,432      1,728,642


                                                           December 31,
                            -----------------------------------------------------------------------
                               1996           1995           1994           1993           1992
                            -----------    -----------    -----------    -----------    -----------
                                                  (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
   receivable, net ......   $     1,998    $     1,986    $     1,974    $     2,983    $     2,922
Real estate held for
   sale, net
   Foreclosed ...........           914            845         15,878         15,121         15,387
   Other ................         5,709           --           25,157         25,710         26,259
Real estate held for
   investment, net ......        46,693         39,480           --             --             --
Total assets ............        63,593         49,169         49,035         50,127         51,275
Notes and interest
   payable ..............        38,957         22,682         20,717         21,354         22,447
Stockholders' equity ....        22,381         24,191         25,572         26,334         26,380

Book value per share ....   $     14.63    $     15.28    $     16.16    $     16.36    $     15.26

The Company acquired two properties in 1996 for a total of $13.1 million. See ITEM 2. "PROPERTIES - REAL ESTATE" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Shares and per share data have been restated for the two for one forward shares split effected June 14, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Income Opportunity Realty Investors, Inc. (the "Company") invests in equity interests in real estate through acquisitions, leases and partnerships and in mortgage loans on real estate, including first, wraparound and junior mortgage loans. The Company is the successor to a California business trust organized on December 14, 1984 which commenced operations on April 10, 1985.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1996 aggregated $3.2 million compared with $3.0 million at December 31, 1995. The Company's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings, collection of its mortgage note receivable and partnership distributions. The Company anticipates that it will have sufficient cash in 1997 to meet its various cash requirements including the payment of dividends, debt service obligations and property renovation and/or improvement costs.

Scheduled principal payments on notes payable of $4.1 million are due in 1997.

The Company owns a 36.3% general partner interest and Transcontinental Realty Investors, Inc. ("TCI") owns a 63.7% combined general and limited partner interest in the Tri-City Limited Partnership ("Tri-City"). In 1996, the Company received $303,000 in distributions from Tri-City's operating cash flow and made advances of $65,000 to Tri-City. In 1996, the Company also received $5,000 in distributions from and made $17,000 in contributions to Nakash Income Associates ("NIA"). The Company owns a 40% general partner interest and TCI owns a 60% general partner interest in NIA.

The Company has paid quarterly dividends since the first quarter of 1993. In 1996 and 1995, the Company paid dividends to its stockholders totaling $621,000 ($.40 per share) and $475,000 ($.30 per share), respectively.

In January 1997, the Company purchased the Chuck Yeager Building, a 60,060 square foot industrial/office building in Chantilly, Virginia, for $5.1 million. The Company paid $2.0 million in cash and obtained new mortgage financing of $3.1 million.

In March, 1997, the Company completed the sale of the Plumtree Apartments, a 116 unit apartment complex in Martinez, California, that was under contract for sale for at December 31, 1996. The apartment complex was sold for $7.8 million in cash. The Company received net cash of $1.6 million after the payoff of $5.7 million in existing mortgage debt and the payment of various closing costs associated with the sale.

The Company has contracted to purchase the LaMesa Village Plaza, a 92,611 square foot office/retail center in LaMesa, California for $8.1 million. The Company expects to obtain mortgage financing of $6.0 million to complete the purchase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company's management reviews the carrying values of the Company's properties and mortgage note receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Company's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations

1996 compared to 1995. For the year 1996, the Company incurred a net loss of $568,000 as compared with a net loss of $906,000 in 1996. The primary factor contributing to the Company's decreased net loss in 1996 was an improvement in equity in income (loss) of partnerships of $829,000.

Rents in 1996, were $8.7 million compared to $7.7 million in 1995. Of this increase, $466,000 is attributable to the two commercial properties purchased in 1996, $170,000 is attributable to a full year of operations of an apartment complex foreclosed in 1995 and $302,000 is attributable to increased occupancy and rental rates at one of the Company's commercial properties and two of its apartment complexes. Rents are expected to increase in 1997 due to a full year of operations of the commercial properties acquired in 1996 and from completed and anticipated 1997 property acquisitions.

Property operations expense for 1996 was $4.4 million, compared to $4.0 million for 1995. Of the increase, $141,000 is attributable to the two commercial properties purchased in 1996, $27,000 is attributable to a full year of operations of an apartment complex foreclosed in 1995, and $164,000 is due to increased repairs and maintenance at two of the Company's apartment complexes.

Equity in income (loss) of partnerships was income of $85,000 in 1996 as compared to a loss of $744,000 in 1995. The 1995 equity loss is primarily due to the modification of a wraparound note receivable and underlying note payable by Nakash Income Associates ("NIA"), a partnership in which the Company has a 40% general partner interest and to the writedown of a wraparound mortgage note receivable to the balance of the underlying mortgage payable also by NIA. The Company's equity share of the loss on the note modification was $85,000 and its equity share of the note writedown was $601,000. See NOTE 5. "INVESTMENT IN

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

EQUITY METHOD PARTNERSHIPS." Excluding the effect of the NIA transactions, equity earnings would have been comparable in each year. Equity earnings are not expected to be significant in 1997.

Interest income increased to $339,000 in 1996 from $231,000 in 1995 due to an increase in short-term investment income. Interest income in 1997 is expected to approximate that in 1995, the Company having invested the net cash proceeds from financing two previously unencumbered commercial properties in two commercial property acquisitions.

Interest expense increased to $2.6 million in 1996 compared to $2.0 million in 1995. Of this increase $537,000 is attributable to the refinancing of two previously unencumbered commercial properties in March 1996 and in September 1996 and $100,000 is due to the purchase of two commercial properties in 1996. Interest expense will increase in 1997 due to a full year's effect of the above transaction as well as completed and anticipated property acquisitions in 1997.

Depreciation expense of $1.1 million in 1996 compared to the $1.1 million in 1995. Depreciation expense will increase in 1997 due to a full year's affect of the two commercial properties purchased in 1996, as well as completed and anticipated leverage property acquisitions in 1997.

Advisory fee expense decreased to $227,000 in 1996 compared to $316,000 in 1995. Such decrease is attributable to the operating expense limitation in the Company's Advisory Agreement. See NOTE 9. "ADVISORY AGREEMENT."

General and administrative expenses for 1996 increased to $1.3 million as compared to $699,000 in 1995. Of this increase, $399,000 is attributable to an increase in legal fees related to the Olive litigation (See NOTE 14. "COMMITMENTS AND CONTINGENCIES."), $101,000 is attributable to consulting and engineering fees related to potential property acquisitions and financings and $96,000 is attributable to the preparation of proxy material and registration statement relating to the Company's incorporation, which is nonrecurring in nature.

1995 COMPARED TO 1994. For the year 1995, the Company incurred a net loss of $906,000, compared with a net loss of $287,000 in 1994. The primary factor contributing to the Company's net loss was an increase in equity in losses of partnerships of $830,000, as discussed in detail below.

Rents in 1995 were $7.7 million, compared to $6.6 million in 1994. Of this increase, $567,000 is due to the March 2, 1995 foreclosure of an apartment complex securing a mortgage note receivable, $360,000 is due to an increase in occupancy at one of the Company's office buildings from 92% to 100% and $115,000 is due to an increase in occupancy at one of the Company's apartment complexes from 91% to 94%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Property operations expense for 1995 was $4.0 million, compared to $3.4 million for 1994. This increase is primarily due to the property foreclosure described above.

Equity in income (loss) of partnerships was a loss of $744,000 in 1995 compared to income of $86,000 in 1994. The equity loss for 1995 is primarily attributable to a modification of a wraparound mortgage note receivable and underlying note payable by NIA and to the writedown of a wraparound mortgage note receivable to the balance of the underlying mortgage payable also by NIA. The Company's equity share of the loss on the note modification was $85,000 and its equity share of the note writedown was $601,000. See NOTE 5. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

Interest income decreased from $294,000 in 1994 to $231,000 in 1995. This decrease is attributable to the foreclosure of an apartment complex securing a mortgage note receivable. See NOTE 2. "NOTES AND INTEREST RECEIVABLE". Interest expense and depreciation in 1995 approximated that of 1994.

Advisory fee expense decreased from $367,000 in 1994 to $316,000 in 1995. The decrease is attributable to the refund of a portion of the advisory fee due to the operating expenses of the Company exceeding the limitation as provided in the Company's Advisory Agreement. See NOTE 9.
"ADVISORY AGREEMENT."

General and administrative expenses for 1995 increased to $699,000 from $555,000 in 1994. The increase is primarily due to legal fees incurred in the preparation of proxy materials and registration statement relating to the proposal to convert the Company into a corporation, and to increased Trustee fees.

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

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations fluctuate proportion-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inflation (Continued)

ately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sale values of properties and, correspondingly, the ultimate realizable value of the Company's real estate and notes receivable portfolios. Inflation also has an effect on the Company's earnings from short-term investments.

Taxes

For the years 1994, 1995 and 1996, the Company elected and in the opinion of the Company's management qualified, to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." The statement requires that long-lived assets be considered impaired "...if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset." If impairment exists, an impairment loss shall be recognized, by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying amount of the asset shall be reduced by the amount of the impairment, shall be accounted for as the asset's "new cost" and such new cost shall be depreciated over the asset's remaining useful life.

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

The effect of adopting SFAS No. 121 was the discontinuance of depreciation on the Company's property held for sale of $20,000 and a corresponding reduction in the Company's reported net loss.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

Report of Independent Certified Public Accountants..............          25

Consolidated Balance Sheets -
    December 31, 1996 and 1995..................................          26

Consolidated Statements of Operations -
    Years Ended December 31, 1996, 1995 and 1994................          27

Consolidated Statements of Stockholders' Equity -
    Years Ended December 31, 1996, 1995 and 1994................          28

Consolidated Statements of Cash Flows -
    Years Ended December 31, 1996, 1995 and 1994................          29

Notes to Consolidated Financial Statements......................          31

Schedule III - Real Estate and Accumulated Depreciation.........          44

Schedule IV  - Mortgage Loans on Real Estate....................          46


                          TRI-CITY LIMITED PARTNERSHIP

Report of Independent Certified Public Accountants..............          48

Balance Sheets - December 31, 1996 and 1995.....................          49

Statements of Operations -
    Years ended December 31, 1996, 1995 and 1994................          50

Statements of Partners' Equity -
    Years ended December 31, 1996, 1995 and 1994................          51

Statements of Cash Flows -
    Years ended December 31, 1996, 1995 and 1994................          52

Notes to Financial Statements...................................          53

Schedule III - Real Estate and Accumulated Depreciation.........          56



All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors of
Income Opportunity Realty Investors, Inc.

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.






                                                        BDO SEIDMAN, LLP



Dallas, Texas
March 7, 1997

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                December 31,
                                                             -----------------
                                                              1996       1995
                                                             -------   -------
                                                           (dollars in thousands)
                         Assets

Notes and interest receivable
   Performing ............................................   $ 1,998   $ 1,986

Foreclosed real estate held for sale, net of
   accumulated depreciation ($20 in 1996 and 1995 ........       914       966

Real estate under contract for sale, net of
   accumulated depreciation ($1,904 in 1996) .............     5,709      --

Less - allowance for estimated losses ....................      --       (121)
                                                             -------   -------
                                                               6,623       845

Real estate held for investment, net of accumulated
   depreciation ($5,311 in 1996 and $6,087 in 1995) ......    46,693    39,480

Investment in partnerships ...............................     2,331     2,472
Cash and cash equivalents ................................     3,186     2,988
Other assets (including $256 in 1996 and $90 in
   1995 from affiliates) .................................     2,762     1,398
                                                             -------   -------
                                                             $63,593   $49,169
                                                             =======   =======


       Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ...............................   $38,957   $22,682
Other liabilities (including $243
   in 1995 to affiliates) ................................     2,255     2,296
                                                             -------   -------
                                                              41,212    24,978

Commitments and contingencies


Stockholders' equity
Common Stock, $.01 par value;
   authorized 10,000,000 shares; issued and
   outstanding 1,519,888 shares in 1996 and
   1,582,888 shares in 1995 ..............................        15     3,347
Paid-in capital ..........................................    64,804    62,093
Accumulated distributions in excess of accumulated
   earnings ..............................................   (42,438)  (41,249)
                                                             -------   -------
                                                              22,381    24,191
                                                             -------   -------
                                                             $63,593   $49,169
                                                             =======   =======


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    For the Years Ended December 31,
                                                 ------------------------------------
                                                    1996         1995          1994
                                                 ----------   ----------   ----------
                                                (dollars in thousands, except per share)

Revenues
   Rents .....................................   $    8,666   $    7,688   $    6,558
   Interest ..................................          339          231          294
                                                 ----------   ----------   ----------

                                                      9,005        7,919        6,852


Expenses
   Property operations (including $209
      in 1996, $156 in 1995 and $146 in
      1994 to affiliates) ....................        4,358        4,035        3,425
   Interest ..................................        2,629        1,979        1,911
   Depreciation ..............................        1,128        1,052          967
   Advisory fee to affiliate .................          227          316          367
   General and administrative
      (including $175 in 1996, $140 in
      1995 and $158 in 1994 to
      affiliate) .............................        1,316          699          555
                                                 ----------   ----------   ----------

                                                      9,658        8,081        7,225
                                                 ----------   ----------   ----------


(Loss) from operations .......................         (653)        (162)        (373)

Equity in income (loss) of
   partnerships ..............................           85         (744)          86
                                                 ----------    ---------    ---------
Net (loss) ...................................   $     (568)   $    (906)   $    (287)
                                                 ==========    =========    =========


Earnings per share
Net (loss) ...................................   $     (.37)  $     (.57)  $     (.18)
                                                 ==========   ==========   ==========


Weighted average shares of
   Common Stock used in
   computing earnings per share ..............    1,530,008    1,582,888    1,582,888
                                                 ==========   ==========   ==========








The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                          Accumulated
                                                                         Distributions
                                   Common Stock                          in Excess of
                               --------------------         Paid-in       Accumulated    Stockholders'
                                 Shares       Amount        Capital         Earnings        Equity
                               ----------    ----------    ----------    -------------    ----------
                                                (dollars in thousands)

Balance, December 31,
   1993 ....................    1,582,888         3,347        62,093          (39,106)       26,334


Distributions ($.30 per
   share) ..................         --            --            --               (475)         (475)

Net (loss) .................         --            --            --               (287)         (287)
                               ----------    ----------    ----------    -------------    ----------

Balance, December 31,
   1994 ....................    1,582,888         3,347        62,093          (39,868)       25,572


Distributions ($.30 per
   share) ..................         --            --            --               (475)         (475)

Net (loss) .................         --            --            --               (906)         (906)
                               ----------    ----------    ----------    -------------    ----------

Balance, December 31,
   1995 ....................    1,582,888         3,347        62,093          (41,249)       24,191

Change in par value ........         --          (3,332)        3,332             --            --

Repurchase of Common
 Stock .....................      (63,000)         --            (621)            --            (621)

Dividends ($.40 per
   share) ..................         --            --            --               (621)         (621)

Net (loss) .................         --            --            --               (568)         (568)
                               ----------    ----------    ----------    -------------    ----------

Balance, December 31,
   1996 ....................    1,519,888    $       15    $   64,804    $     (42,438)   $   22,381
                               ==========    ==========    ==========    =============    ==========







             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
                                                          (dollars in thousands)

Cash Flows from Operating Activities
   Rents collected ...............................   $  8,673    $  7,685    $  6,694
   Interest collected ............................        327         219         282
   Interest paid .................................     (2,281)     (1,816)     (1,828)
   Payments for property operations
      (including $209 in 1996, $156 in 1995
      and $146 in 1994 to affiliate) .............     (5,203)     (3,776)     (2,973)
   Advisory fee paid to affiliate ................       (386)       (316)       (371)
   General and administrative expenses paid
      (including $175 in 1996, $140 in 1995
      and $158 in 1994 to affiliates) ............     (1,151)       (851)       (792)
   Distributions from equity partnerships'
      operating cash flow ........................        308         298         408
   Escrow funding ................................        (69)       (131)       --
   Other .........................................       (161)         88        (331)
                                                     --------    --------    --------
         Net cash provided by operating
            activities ...........................         57       1,400       1,089

Cash Flows from Investing Activities
   Funding of equity partnerships ................        (82)        (20)       (145)
   Real estate improvements ......................       (290)       (341)       (184)
   Acquisition of real estate ....................    (13,829)       --          --
                                                     --------    --------    --------
      Net cash (used in) investing activities ....    (14,201)       (361)       (329)

Cash Flows from Financing Activities
   Proceeds from notes payable ...................     16,511       6,300        --
   Payments on notes payable .....................       (439)     (4,300)       (635)
   Debt issue costs ..............................       (488)       (294)       --
   Distributions from equity partnerships'
      financing cash flow ........................       --           486        --
   Dividends to stockholders .....................       (621)       (475)       (475)
   Repurchase of Common Stock ....................       (621)       --          --
                                                     --------    --------    --------
         Net cash provided by (used in)
            financing activities .................     14,342       1,717      (1,110)

Net increase (decrease) in cash and
   cash equivalents ..............................        198       2,756        (350)
Cash and cash equivalents, beginning of year .....      2,988         232         582
                                                     --------    --------    --------

Cash and cash equivalents, end of year ...........   $  3,186    $  2,988    $    232
                                                     ========    ========    ========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                            1996       1995       1994
                                                          -------    -------    --------
                                                             (dollars in thousands)

Reconciliation of net (loss) to net
   cash provided by operating activities
   Net (loss) .........................................   $  (568)   $  (906)   $  (287)

   Adjustments to reconcile net (loss)
      to net cash provided by operating
      activities
         Depreciation and amortization ................     1,261      1,238        955
         Equity in loss (income) of partnerships ......       (85)       744        (86)
         Distributions from equity
            partnerships' operating cash flow .........       308        298        408
         (Increase) in other assets ...................      (215)      (287)      (198)
         Increase (decrease) in interest
            payable ...................................       203        (35)        (3)
         Increase (decrease) in other
            liabilities ...............................      (847)       348        300
                                                          -------    -------    -------
                Net cash provided by operating
                  activities ..........................   $    57    $ 1,400    $ 1,089
                                                          =======    =======    =======


Schedule of noncash investing and financing activities


   Notes payable from purchase of
      real estate .....................................   $ 3,500    $  --      $  --

   Carrying value of real estate obtained through
   insubstance foreclosure in satisfaction of note
   receivable with a carrying value of $990 ...........      --         --          990













The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1995 and 1994 have been reclassified to conform to the 1996 presentation.

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Company Business. Income Opportunity Realty Investors, Inc. ("IORI"), is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company may hold interests in real estate through direct ownership, leases and partnerships and it may also invest in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

Basis of consolidation. The Consolidated Financial Statements include the accounts of IORI and subsidiaries and partnerships which it controls. All intercompany transactions and balances have been eliminated.

Accounting estimates. In the preparation of the Company's Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

Interest recognition on notes receivable. It is the Company's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

extent that the Company's investment in the note exceeds the Company's estimate of net realizable value of the collateral securing such note, or fair value of the collateral if foreclosure is probable.

Real Estate Held for Investment and Depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 3 to 40 years.

Real Estate Held for Sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not to be depreciated.

Present value discounts. The Company provides for present value discounts on notes receivable that have interest rates that differ substantially from prevailing market rates and amortizes such discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment sale, the cost recovery or the financing method, whichever is appropriate.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in noncontrolled partnerships. The Company uses the equity method to account for investments in partnerships which it does not control. Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the partnership's operating income and additional advances and decreased by the Company's proportionate share of the partnership's operating losses and distributions received.

Fair value of financial instruments. The Company used the following assumptions in estimating the fair value of its note receivable and notes payable. For its note receivable, which is performing, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. The estimated fair value presented does not purport to represent the amount to be ultimately realized by the Company. The amount ultimately realized may vary significantly from the estimated fair value presented. For notes payable the fair value was estimated using year end interest rates for mortgages with similar terms and maturities.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per share. (Loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year, adjusted for the two for one stock split effective June 14, 1996.

NOTE 2.         NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                    1996                1995
                            ------------------    ------------------
                            Estimated             Estimated
                              Fair      Book        Fair      Book
                              Value     Value       Value     Value
                            -------    -------    -------   -------

Note Receivable
   Performing ...........   $ 2,020    $ 2,000    $ 2,028   $ 2,000
                            =======               =======

Accrued interest ........                   17                   17
Unamortized discount ....                  (19)                 (31)
                                       -------              -------
                                       $ 1,998              $ 1,986
                                       =======              =======

The Company does not recognize interest income on nonperforming notes receivable. For the years 1995 and 1994, unrecognized interest income on nonperforming notes receivable aggregated $121,000 and $86,000, respectively. The Company's single note receivable was performing throughout 1996, bears interest at 10.0% per annum and matures in 1998.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.      NOTES AND INTEREST RECEIVABLE (Continued)

In April 1992, the Company sold the Spanish Trace Apartments in Irving, Texas with the Company providing $1.1 million of purchase money financing in the form of a wraparound mortgage note. In November 1993, the Company placed the wraparound mortgage note on nonperforming, nonaccrual status. In December 1993, the borrower filed for bankruptcy protection. The Company recorded the property as an insubstance foreclosure as of December 31, 1994. The Company accepted a deed in lieu of foreclosure on March 2, 1995. The Company did not incur a loss on foreclosure as the fair value of the property, less estimated costs of sale, exceeded the principal balance of the note receivable.

NOTE 3.      REAL ESTATE AND DEPRECIATION

In September 1996, the Company purchased the Daley Plaza Corporate Center, a three building, 122,795 square foot office facility in San Diego, California, for $7.1 million, consisting of $3.6 million in cash and seller provided mortgage financing of $3.5 million. The mortgage bears interest at 6.0% per annum, compounded monthly. Principal and accrued but unpaid interest are due on September 25, 1997, the mortgage's maturity date.

In November 1996, the Company purchased the Olympic Building, a 57,000 square foot office building in Los Angeles, California, for $6.0 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $4.5 million. The mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $38,531 and matures in November 2003.

NOTE 4.      ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                              1996     1995    1994
                             -----    -----   -----
Balance January 1, .......   $ 121    $ 121   $ 121
   Amounts charged off ...    (121)    --      --
                             -----    -----   -----
Balance December 31, .....   $--      $ 121   $ 121
                             =====    =====   =====

NOTE 5.        INVESTMENT PARTNERSHIPS

The Company's investments in equity method partnerships consisted of the following:

                                                    1996         1995
                                                   ------      ------
Tri-City Limited Partnership ("Tri-City") ...      $2,072      $2,226
Nakash Income Associates ("NIA") ............         259         246
                                                   ------      ------
                                                   $2,331      $2,472
                                                   ======      ======

The Company uses the equity method to account for its 36.3% general partner interest in Tri-City, which owns five properties in Texas. Transcontinental Realty Investors, Inc. ("TCI") owns a combined 63.7%

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.        INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

general and limited partner interest in Tri-City. As of March 7, 1997, TCI owned approximately 22.5% of the Company's outstanding shares of Common Stock.

In July 1995, Tri-City obtained first mortgage financing of $1.4 million, secured by a previously unencumbered office building in Dallas, Texas. The Company received $486,000 of the net financing proceeds.

The Company also uses the equity method to account for its 40% general partner interest in NIA. TCI owns the remaining 60% general partner interest in NIA.

At December 31, 1995, NIA owned two wraparound mortgage notes receivable, one of which was secured by a shopping center in Onandaga, New York. In July 1995, the owner of the shopping center informed NIA that it had determined that further investment in the shopping center was not justified and further that it had offered to deed the property back to the first lien holder in lieu of foreclosure making the wraparound note receivable held by NIA uncollectible. NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Company's equity portion of the loss was $601,000. The property was returned to the lender in March 1996.

In September 1995, the Company received notice from NIA that the other of its wraparound notes receivable had been modified in conjunction with the modification of the underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Company's equity share was $85,000. This notes remains outstanding.

Set forth below are summarized financial data for the partnerships the Company accounts for using the equity method:

                                                                   1996            1995
                                                                 --------       --------
Notes receivable ..........................................      $    902       $  2,597
Real estate, net of accumulated
   depreciation ($3,896 in 1996 and $3,395
   in 1995) ...............................................         9,906         10,363
Other assets ..............................................           148            307
Notes payable .............................................        (2,422)        (4,143)
Other liabilities .........................................          (384)          (569)
                                                                 --------       --------
Partners' capital .........................................      $  8,150       $  8,555
                                                                 ========       ========

                                                    1996           1995           1994
                                                  --------       --------       --------
Rents ..........................................  $  2,643       $  2,478       $  2,380
Interest income ................................       121            319            349
Interest expense ...............................      (249)          (259)          (283)
Property operations expense ....................    (1,768)        (1,587)        (1,656)
Depreciation ...................................      (501)          (607)          (605)
Provision for losses ...........................      --           (1,714)          --
                                                  --------       --------       --------
Net (loss) income ..............................  $    246       $ (1,370)      $    185
                                                  ========       ========       ========

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.        INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

The Company's equity share of the above net income (loss) for 1996, 1995 and 1994 was $89,000, $(552,000) and $102,000, respectively, before amortization of property acquisition costs discussed below.

The Company's share of the above partnership's capital was $3.0 million in 1996 and $3.1 million in 1995.

The excess of the Company's investment over its respective share of the equity in the underlying net assets of Tri-City relates principally to the remaining unamortized property acquisition costs of $176,000 in 1996 and $180,000 in 1995. These amounts are being amortized over the remaining estimated useful lives of the properties.

NOTE 6.        NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                         1996                   1995
                                  --------------------   ------------------
                                  Estimated              Estimated
                                    Fair        Book       Fair       Book
                                    Value      Value      Value      Value
                                  --------    --------   --------  --------
Notes payable...................  $ 38,612    $ 38,652   $ 22,289  $ 22,580
Interest payable................  ========         305   ========       102
                                              --------             --------
                                              $ 38,957             $ 22,682
                                              ========             ========

Scheduled notes payable principal payments are due as follows:


             1997....................................   $ 4,069
             1998....................................     6,082
             1999....................................       809
             2000....................................     9,518
             2001....................................       314
             Thereafter..............................    17,860
                                                        -------
                                                        $38,652
                                                        =======

Mortgage notes payable at December 31, 1996, bear interest at rates ranging from 6% to 9.75% and mature between 1997 and 2006. These notes are collateralized by deeds of trust on real estate with a net carrying value of $52.4 million.

In March 1996, the Company obtained mortgage financing of $7.3 million secured by the previously unencumbered Saratoga Office Building in Saratoga, California. The Company received net cash of $6.6 million after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $61,261 and matures in April 2006.

In September 1996, the Company obtained mortgage financing of $1.2 million secured by the previously unencumbered Town Center Plaza Office

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.      NOTES AND INTEREST PAYABLE (Continued)

Building in Boca Raton, Florida. The Company received net cash of $1.0 million after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 9.16% per annum, requires monthly payments of principal and interest of $10,296 and matures in October 2006.

In December 1995, the Company refinanced the mortgage debt secured by the Treehouse Apartments in San Antonio, Texas and the Eastpoint Apartments in Mesquite, Texas in the aggregate amount of $6.3 million. The Company received net cash of $2.3 million after the payoff of $3.8 million in existing mortgage debt, and the payment of various closing costs associated with the refinancings. The new mortgages bear interest at 7.75% per annum, require monthly payments of principal and interest and mature in January 2006.

NOTE 7.      DIVIDENDS

The Company has paid regular quarterly dividends to its stockholders since the first quarter of 1993. The Company paid dividends of $.40 per share in 1996 and $.30 per share in 1995 and 1994 totaling $621,000, $475,000 and $475,000, respectively.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1996, 1995 and 1994 represented a return on capital.

NOTE 8.      RENTS UNDER OPERATING LEASES

The Company's operations include the leasing of office buildings. The leases thereon expire at various dates through 2001. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1996:

         1997...............................................  $ 3,035
         1998...............................................    2,189
         1999...............................................    1,910
         2000...............................................      640
         2001...............................................      145
                                                              -------
                                                              $ 7,919
                                                              =======

NOTE 9.      ADVISORY AGREEMENT

Basic Capital Management, Inc. ("BCM" or the "Advisor") has served as advisor to the Company since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Director of the Company until December 31, 1992, and as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.        ADVISORY AGREEMENT (Continued)

At the Company's annual meeting of stockholders held on May 31, 1996, the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of the Company's stockholders was approved. Subsequent renewals of the Company's Advisory Agreement with BCM do not require the approval of the Company's stockholders, but do require approval of the Company's Board of Directors.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Company's Board of Directors a budget and business plan for the Company containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and acquisitions, lending foreclosure and borrowing activity and other investments. The Advisor is required to report quarterly to the Company's Board of Directors on the Company's performance against the business plan. In addition, all transactions by the Company shall require prior approval by the Company's Board of Directors, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Company's Board of Directors.

The Advisory Agreement also requires prior approval of the Company's Board of Directors for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the Company's stockholders and contains a broad standard governing the Advisor's liability for losses by the Company.

The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Company (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Company's net income.

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Company. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Company. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Company or refinancing on the Company's properties and BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Company.

The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 9.   ADVISORY AGREEMENT (Continued)

Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require that BCM refund 191,000, $44,000 and $6,000, of the 1996, 1995 and 1994 annual advisory fee, respectively.

Additionally, if the Company were to request that BCM render services to the Company other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. "PROPERTY MANAGEMENT," the Company has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide property management for the Company's properties and, as discussed in NOTE 11. "REAL ESTATE BROKERAGE," the Company has engaged Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, on a non-exclusive basis, to provide brokerage services for the Company.

BCM may only assign the Advisory Agreement with the prior consent of the Company.


NOTE 10.  PROPERTY MANAGEMENT

Carmel, Ltd. provides property management services to the Company for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of four of the Company's office buildings and the commercial properties owned by Tri-City in which the Company and TCI are partners to Carmel Realty which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.


NOTE 11.  REAL ESTATE BROKERAGE

Carmel Realty, also provides brokerage services to the Company on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property acquisitions and sales in accordance with a sliding scale of total fees to be paid by the Company.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates:

                                           1996      1995      1994
                                          ------    ------    ------
Fees
   Advisory ..........................    $  227    $  316    $  367
   Brokerage commissions .............       532      --        --
   Mortgage brokerage and equity
      refinancing ....................        85        63      --
   Property and construction
      management and leasing
      commissions* ...................       209       156       146
                                          ------    ------    ------
                                          $1,053    $  535    $  513
                                          ======    ======    ======

Cost reimbursements ..................    $  175    $  140    $  160
                                          ======    ======    ======


* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13.  INCOME TAXES

For the years 1996, 1995 and 1994, the Company has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed.

The Company had a net loss for federal income tax purposes in 1996, 1995 and 1994; therefore, the Company recorded no provision for income taxes. The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1996, the Company's tax basis in its net assets exceeded its basis for financial statement purposes by $3.6 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1996, the Company had tax net operating loss carryforwards of $18.0 million expiring through the year 2011.

As a result of the Company's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.       COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Company, together with Continental Mortgage and Equity Trust ("CMET"), National Income Realty Trust ("NIRT") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of April 1990 settlement. The Modification was preliminarily approved by the Court July 1, 1994 and final Court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of certain transactions with affiliates until April 28, 1999. In addition, BCM, the Company's advisor, Gene E. Phillips and William S. Friedman, who served as the President and Director of the Company until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Company, CMET, NIRT and TCI, of which the Company's share was $150,000.

Under the Modification, the Company, CMET, NIRT, TCI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Company held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Company's Board of Directors that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Company's Board of Directors appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, certain related party transactions which the Company may enter into prior to April 28, 1999, require the unanimous approval of the Company's Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.       COMMITMENTS AND CONTINGENCIES (Continued)

For purposes of the Modification requirements, the term "related party transaction" means and includes (i) any transaction between or among the Company or CMET, NIRT or TCI or any of their affiliates or subsidiaries; (ii) any transaction between or among the Company, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and
(iii) any transaction between or among the Company or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Company, CMET, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The Court retained jurisdiction to enforce the Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Modification by various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intends to assert that certain actions taken by the Board of Directors breached the terms of the Modification. On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. As of March 7, 1997, the Court had taken no action on the Amendment.

The Amendment provides for the addition of three new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.       COMMITMENTS AND CONTINGENCIES (Continued)

affiliates until April 28, 1999. In addition, the Company, CMET, TCI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Amendment, all shares of the Company owned by Mr. Phillips or any of his affiliates shall be voted at all stockholders' meetings held until April 28, 1999 in favor of all new members of the Company's Board of Directors added under the Amendment. The Amendment also requires that, until April 28, 1999, all shares of the Company owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

Other Litigation. The Company is also involved in various other lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

NOTE 15.       SUBSEQUENT EVENTS

In January 1997, the Company purchased the Chuck Yeager Building, a 60,060 square foot industrial/office building in Chantilly, Virginia, for $5.1 million. The Company paid $2.0 million in cash and obtained new mortgage financing of $3.1 million. The mortgage bears interest at a variable rate, currently 10.75% per annum, requires monthly payments of principal and interest of $72,017, and matures in January 1999.

In March 1997, the Company completed the sale of the Plumtree Apartments, a 116 unit complex in Martinez, California, that was under contract for sale at December 31, 1996. The apartment complex was sold for $7.8 million in cash, the Company receiving net cash of $1.6 million after the payoff of $5.7 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company will recognize a gain on the sale of approximately $1.8 million.

                                                                    SCHEDULE III
                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                     Cost
                                                                                  Capitalized
                                                                                 Subsequent to      Gross Amounts of Which Carried
                                                                Initial Cost      Acquisition             at End of Year
                                                              ------------------  ------------     -------------------------------
                                                                    Building &                               Building &       (1)
  Property/Location                           Encumbrances    Land  Improvements  Improvements     Land      Improvements    Total
  -----------------                           ------------    ----  ------------  ------------     ----      ------------    -----
                                                                     (dollars in thousands)
Properties Held For Investment
APARTMENTS

Eastpoint ...................................  $ 3,373    $ 1,181     $ 2,749      $  386       $ 1,181       $ 3,135      $ 4,316
   Mesquite, TX

Porticos ....................................    9,619      2,897      11,588         179         2,897        11,767       14,664
   Milwaukee, WI

Treehouse ...................................    2,864        375       2,124         218           375         2,342        2,717
   San Antonio, TX

OFFICE BUILDINGS

Daley Plaza Corporate
 Center .....................................    3,500      1,502       6,008          --         1,502         6,008        7,510
   San Diego, CA

Olympic Building ............................    4,500      1,264       5,055          --         1,264         5,055        6,319
   Los Angeles, CA

Saratoga ....................................    7,246      2,577      10,306         686         2,583        10,986       13,569
   Saratoga, CA

Town Center Plaza ...........................    1,208        554       2,214         141           554         2,355        2,909
   Boca Raton, FL

Properties Held for Sale

APARTMENTS

Plumtree ....................................    5,684      1,751       5,038         824         1,751         5,862        7,613
   Martinez, CA

Spanish Trace ...............................       --        198         792         (56)(2)       168           766          934
   Irving, TX ...............................       --         --          --          --            --            --           --

                                               -------    -------     -------      ------       -------       -------      -------
                                               $37,994    $12,299     $45,874      $2,378       $12,275       $48,276      $60,551
                                               =======    =======     =======      ======       =======       =======      =======
                                                                                    Life on Which
                                                                                     Depreciation
                                                                                      In Latest
                                                                                      Statement
                                              Accumulated      Date of      Date     of Operation
  Property/Location                           Depreciation   Construction  Acquired   is Computed
  -----------------                           ------------   ------------  -------- --------------
                                                               (dollars in thousands)

Properties Held For Investment
APARTMENTS

Eastpoint ...................................    $1,157         1985          01/86    5 - 40 years
   Mesquite, TX

Porticos ....................................     1,556         1973          11/91        40 years
   Milwaukee, WI

Treehouse ...................................       482         1975          09/89    5 - 40 years
   San Antonio, TX

OFFICE BUILDINGS

Daley Plaza Corporate
 Center .....................................        50         1987          09/96    5 - 40 years
   San Diego, CA

Olympic Building ............................        20         1990          11/96    5 - 40 years
   Los Angeles, CA

Saratoga ....................................     1,648         1986          12/91    3 - 40 years
   Saratoga, CA

Town Center Plaza ...........................       398         1985          03/91    5 - 40 years
   Boca Raton, FL

Properties Held for Sale

APARTMENTS

Plumtree ....................................     1,904         1986          02/86    5 - 40 years
   Martinez, CA

Spanish Trace ...............................        20         1964          12/94        40 years
   Irving, TX                                        --
                                                 ------
                                                 $7,235
                                                 ======


(1)   The aggregate cost for Federal income tax purposes is $60,636.
(2)   Writedown of property to estimated net realizable value.

                                                                   SCHEDULE III
                                                                    (Continued)


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION






                                             1996        1995        1994
                                           --------    --------   --------
                                                (dollars in thousands)

Reconciliation of Real Estate

Balance at January 1, ..................   $ 46,553    $ 46,211   $ 45,040

   Additions

     Acquisitions and Improvements .....     14,119         342        184
     Foreclosure .......................       --          --          990

   Deductions

     Writedown due to permanent
        impairment of property,
        previously reserved ............       (121)       --         --
     Other .............................       --          --           (3)
                                           --------    --------   --------




Balance at December 31, ................   $ 60,551    $ 46,553   $ 46,211
                                           ========    ========   ========




Reconciliation of Accumulated
   Depreciation

Balance at January 1, ..................   $  6,107    $  5,055   $  4,088

   Additions

     Depreciation ......................      1,128       1,052        967
                                           --------    --------   --------



Balance at December 31, ................   $  7,235    $  6,107   $  5,055
                                           ========    ========   ========

                                                                    SCHEDULE IV




                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1996



                                                                                                                    Principal amount
                                                                                                                    of loans subject
                                   Final                                                               Carrying      to delinquent
                         Interest maturity                                     Prior   Face amount     amounts         principal
      Description         rate     date          Periodic payment terms        liens   of mortgage  of mortgage(1)    or interest
------------------------- -----  --------  ---------------------------------  --------- -----------  -------------- ----------------
                                                                                          (dollars in thousands)
WRAPAROUND MORTGAGE NOTE

Twin Oaks................ 10.00%  08/98    Monthly interest - only payments    $    739  $   2,000      $   2,000        $   -
                                           due through maturity, at which      ========  =========                       =========
Secured by shopping                        time the entire principal balance
center in Joliet, IL.                      and all accrued and unpaid
                                           interest are due.


Accrued interest                                                                                               17

Unamortized discount                                                                                          (19)
                                                                                                       ----------
                                                                                                       $    1,998
                                                                                                       ==========













--------------------------

(1)  The aggregate cost for Federal income tax purposes is $2.0 million.

                                                                    SCHEDULE IV
                                                                    (Continued)




                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                         MORTGAGE LOANS ON REAL ESTATE





                                 1996      1995      1994
                               -------   -------   -------
                                  (dollars in thousands)


Balance at January 1, ......   $ 2,000   $ 2,000   $ 3,050


   Deductions

     Foreclosure ...........      --        --      (1,050)
                               -------   -------   -------


Balance at December 31, ....   $ 2,000   $ 2,000   $ 2,000
                               =======   =======   =======

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Tri-City Limited Partnership
Dallas, Texas



We have audited the accompanying balance sheets of Tri-City Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the three years ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-City Limited Partnership at December 31, 1996 and 1995, and the results of its operations its cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also in our opinion the schedule referred to above presents fairly in all material respects the information set forth therein.






                                                        BDO SEIDMAN, LLP



Dallas, Texas
March 7, 1997

                          TRI-CITY LIMITED PARTNERSHIP
                                 BALANCE SHEETS





                                                               December 31,
                                                          ----------------------
                                                             1996        1995
                                                          -----------  ---------
                                                          (dollars in thousands)

                        Assets

Real estate held for investment, net of accumulated
  depreciation ($3,896 in 1996 and $3,395 in 1995) ........   $ 9,793   $10,250

Cash and cash equivalents .................................       102       175

Other assets (including $6 in 1996 to affiliates) .........       141       132
                                                              -------   -------
                                                              $10,036   $10,557
                                                              =======   =======


         Liabilities and Partners' Equity

Notes and interest payable ................................   $ 1,406   $ 1,421

Other liabilities (including $222 in
  1995 to affiliates) .....................................       372       464
                                                              -------   -------
                                                                1,778     1,885

Partners' equity
  Limited Partner .........................................     6,698     6,698
  General Partners ........................................     1,560     1,974
                                                              -------   -------
                                                                8,258     8,672
                                                              -------   -------

                                                              $10,036   $10,557
                                                              =======   =======





The accompanying notes are an integral part of these financial statements.

                          TRI-CITY LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS



                                               For the Years Ended December 31,
                                               --------------------------------
                                                1996        1995          1994
                                               ------      ------       -------
                                                     (dollars in thousands)
Revenues
  Rents .................................       $ 2,643   $ 2,478      $ 2,380


Expenses
  Property operations (including
    $110 in 1996, $91 in 1995 and
    $86 in 1994 to affiliates)...........         1,753     1,565        1,572
  Interest ..............................           139        62          --
  Depreciation ..........................           501       607          654
  General and administrative ............            10        18           14
                                               --------   -------      -------
                                                  2,403     2,252        2,240
                                               --------   -------      -------

Net income ..............................      $    240   $   226      $   140
                                               ========   =======      =======





   The accompanying notes are an integral part of these financial statements.

                          TRI-CITY LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' EQUITY



                                           Limited       General
                                           Partner       Partners       Total
                                           -------       --------       -----
                                                  (Dollars in thousands)
Balance, January 1, 1994 ...........       $  6,698     $  4,246       $ 10,944

Distributions ......................           --           (700)          (700)

Net income .........................           --            140            140
                                           --------     --------       --------


Balance, December 31, 1994 .........          6,698        3,686         10,384


Distributions ......................           --         (1,938)        (1,938)

Net income .........................           --            226            226
                                           --------     --------       --------


Balance, December 31, 1995 .........          6,698        1,974          8,672


Contributions ......................           --            181            181

Distributions ......................                        (835)          (835)

Net income .........................           --            240            240
                                           --------     --------       --------


Balance, December 31, 1996 .........        $ 6,698     $  1,560       $  8,258
                                           ========     ========       ========





   The accompanying notes are an integral part of these financial statements.

                          TRI-CITY LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                                          For the Years Ended December 31,
                                                        -----------------------------------
                                                         1996           1995          1994
                                                        --------       -------       ------
                                                                (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ............................          $ 2,653      $ 2,480       $ 2,428
  Interest paid ...............................             (131)         (48)         --
  Payments for property operations (including
    $110 in 1996, $91 in 1995 and $86 in 1994
    to affiliates) ............................           (1,612)      (1,785)       (1,541)
  Distributions ...............................             (835)      (1,938)         (700)
  Other .......................................              (16)           7           (10)
                                                         -------      -------       -------
    Net cash provided by (used in)
       operating activities ...................               59       (1,284)          177


Cash flows from Investing Activities
  Real estate improvements ....................              (44)        (213)         (278)
  Contributions ...............................              181         --            --
                                                         -------      -------       -------
    Net cash provided by (used in) investing
       activities .............................              137         (213)         (278)

Cash Flows from Financing Activities
  Proceeds from notes payable .................             --          1,415          --
  Payments on notes payable ...................              (15)          (5)         --
  Debt issue costs ............................             --            (79)         --
  Advance (to) from affiliate .................             (254)         322          (108)

    Net cash provided by (used in)
       financing activities ...................             (269)       1,653          (108)


Net increase (decrease) in cash and cash
  equivalents .................................              (73)         156          (209)
Cash and cash equivalents, beginning of period               175           19           228
                                                         -------      -------       -------

Cash and cash equivalents, end of period ......          $   102      $   175       $    19
                                                         =======      =======       =======

Reconciliation of net income to net cash
  provided by (used in) operating activities
  Net income ..................................          $   240      $   226       $   140
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
       Depreciation and amortization ..........              501          610           654
       Distributions ..........................             (835)      (1,938)         (700)
       (Increase) decrease in other assets ....               (6)          20            41
       Increase in interest payable ...........                8           11          --
       Increase (decrease) in other liabilities              151         (213)           42
                                                         -------      -------       -------
         Net cash provided by (used in)
            operating activities ..............          $    59      $(1,284)      $   177
                                                         =======      =======       =======

   The accompanying notes are an integral part of these financial statements.

                          TRI-CITY LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS



The accompanying Financial Statements of Tri-City Limited Partnership (the "Partnership") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Financial Statements, are an integral part of these Financial Statements. The data presented in the Notes to Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and purpose. Tri-City Limited Partnership, a Texas partnership, was organized on June 29, 1989. The purpose of the Partnership is to acquire, hold for investment, improve, lease, operate, and sell or otherwise dispose of real estate, and to engage in any and all activities related or incidental thereto.

Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI") are partners in the Partnership. IORI is a publicly held real estate investment trust ("REIT") whose shares are traded on the American Stock Exchange. TCI is also a publicly held REIT whose shares are traded on the New York Stock Exchange. Basic Capital Management, Inc. ("BCM") serves as advisor to IORI and TCI.

The percentages of ownership of the Partnership are as follows:


                                             General    Limited
                                             Partner    Partner     Total
                                             -------    -------     -----
TCI........................................   23.59%     40.11%     63.70%
IORI.......................................   36.30%        --      36.30%
                                              -----      -----     ------
                                              59.89%     40.1l%    100.00%
                                              =====      =====     ======

Allocations of profits and distributions are made in accordance with the partnership agreement.

Accounting estimates. In the preparation of the Partnership's Financial Statements in conformity with generally accepted accounting principles it was necessary for the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

Real estate and depreciation. Real estate is carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from four to forty years.

                          TRI-CITY LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - Continued


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair values of financial instruments. The Partnership estimated the fair value of its note payable using year end interest rates for mortgages with similar terms and maturities.

Cash and cash equivalents. The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Income taxes. The Partnership is taxed as such for federal income tax purposes. The Partnership has no current year income tax expense or deferred taxes. Taxable income is included in the respective tax returns of the partners.

NOTE 2.   NOTES AND INTEREST PAYABLE

Note and interest payable consisted of the following:

                                    1996                  1995
                              ------------------    ------------------
                              Estimated             Estimated
                               Fair         Book      Fair       Book
                              Value        Value     Value      Value
                              ------------------    ------------------
Note payable .............     $1,444     $1,395     $1,497     $1,410
                               ======
Interest payable .........                    11                    11
                                          ------                ------
                                          $1,406                $1,421
                                          ======                ======

Scheduled principal payments are due as follows:



         1997 ...............................   $    19
         1998 ...............................        20
         1999 ...............................        22
         2000 ...............................        25
         2001 ...............................        27
         Thereafter .........................     1,282
                                                -------
                                                $ 1,395
                                                =======


In July 1995, the Partnership obtained mortgage financing of $1.4 million secured by the previously unencumbered MacArthur Mills Office Park in Dallas, Texas. The mortgage bears interest at 9.32% per annum, requires monthly payments of principal and interest of $12,186 and matures August 1, 2005.

NOTE 3.   RELATED PARTY TRANSACTIONS

Property Management Fees.   Carmel Realty Services, Ltd. ("Carmel, Ltd."), an
affiliate of BCM, provides property management services for a fee of 5% of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for

                          TRI-CITY LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - Continued


NOTE 3.   RELATED PARTY TRANSACTIONS (Continued)

property level management services to the Partnership's apartment complexes at various rates. Carmel, Ltd. subcontracts the property-level management and leasing of the Partnership's commercial properties to Carmel Realty, Inc., also an affiliate of BCM.

Leasing commissions. As compensation for providing leasing and rent-up services to a Partnership property, Carmel, Ltd. or an affiliate shall be paid a reasonable leasing commission.

Construction supervision. As compensation for oversight of major renovations and refurbishments, Carmel, Ltd. or an affiliate shall be paid a construction supervision fee.

Mortgage brokerage and equity refinancing fees. As compensation for obtaining loans for the Partnership, BCM or an affiliate of BCM is to receive a mortgage brokerage and equity refinancing fee.

Fees to BCM, Carmel, Ltd. and their affiliates are as follows:


                                            1996      1995    1994
                                            ----      ----    ----
Property management fees* ........          $ 82     $ 77     $ 75
Leasing commissions ..............            19        7        3
Constructions supervision fees....             9        7        8
Mortgage brokerage and equity
  refinancing fee ................            --       14       --
                                            ----     ----     ----
                                            $110     $105     $ 86
                                            ====     ====     ====

-------------------------

* Net of property management fees paid to subcontractors, other than Carmel, Ltd.

NOTE 4.   RENTS UNDER OPERATING LEASES

The Partnership's operations include the leasing of an office building and two shopping centers. The leases thereon expire at various dates through 2001. The following is a schedule of future minimum rents on noncancelable operating leases as of December 31, 1996:



                               1997......... $ 1,017
                               1998.........     737
                               1999.........     560
                               2000.........     483
                               2001.........     339
                               Thereafter...     830
                                             -------
                                             $ 3,966
                                             =======

                                                                    SCHEDULE III


                         TRI-CITY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                      Cost
                                                                                   Capitalized
                                                                 Initial Cost to   Subsequent to     Gross Amounts of Which Carried
                                                                 the Partnership   Acquisition               at End of Year
                                                             -------------------   -------------    --------------------------------
                                                                     Building &                             Building &
  Property/Location                           Encumbrances    Land   Improvements  Improvements     Land    Improvements    Total(1)
  -----------------                           ------------  -------  ------------  ------------     ----    ------------    -------
                                                                     (dollars in thousands)

APARTMENTS

Oaks of Inwood ..............................  $     -    $   522     $ 1,486      $ (120)(2)     $   493       $ 1,395      $ 1,888
Inwood Greens ...............................        -        319         957        (152)(2)         286           838        1,124

SHOPPING CENTERS

Chelsea Square ..............................        -        562       3,185         719             562         3,904        4,466
Summit at Bridgewood ........................        -        408       2,314         795             408         3,109        3,517

OFFICE BUILDING

MacArthur Mills .............................    1,395        239       1,353       1,102             264         2,430        2,694
                                               -------    -------     -------      ------         -------       -------      -------
                                               $ 1,395    $ 2,050     $ 9,295      $2,344         $ 2,013       $11,676      $13,689
                                               =======    =======     =======      ======         =======       =======      =======





                                                                                           Live on Which
                                                                                            Depreciated
                                                                                             In Latest
                                                                                             Statement
                                               Accumulated       Date of         Date       of Operation
  Property/Location                            Depreciation    Construction    Acquired     is Computed
  -----------------                            ------------    ------------    --------     ------------
                                                              (dollars in thousands)

APARTMENTS

Oaks of Inwood ..............................    $  281           1979            06/89         40 years
Inwood Greens ...............................       179           1980            06/89         40 years

SHOPPING CENTERS

Chelsea Square ..............................     1,102           1985            06/89     5 - 40 years
Summit at Bridgewood ........................     1,146           1985            06/89     5 - 40 years

OFFICE BUILDING

MacArthur Mills .............................     1,188           1986            06/89     4 - 40 years
                                                 ------
                                                 $3,896
                                                 ======



-----------------------------
(1) The aggregate cost for federal income tax purposes is approximately $13.6 million.
(2)   Writedown of property to estimated net realizable value.

                                                                    SCHEDULE III
                                                                     (Continued)


                          TRI-CITY LIMITED-PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                      1996          1995          1994
                                                    -------       -------       ---------
                                                          (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1, ....................          $13,645       $13,432       $13,154
   Additions
      Improvements .......................               44           213           278
                                                    -------       -------       -------
Balance at December 31, ..................          $13,689       $13,645       $13,432
                                                    =======       =======       =======

Reconciliation of Accumulated Depreciation
Balance at January 1, ....................          $ 3,395       $ 2,788       $ 2,134
   Additions
      Depreciation .......................              501           607           654
                                                    -------       -------       -------
Balance at December 31, ..................          $ 3,896       $ 3,395       $ 2,788
                                                    =======       =======       =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.




                                    PART III


ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of Income Opportunity Realty Investors, Inc. (the "Company" or the "Registrant") are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board of Directors and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

The Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Director, means that the Director is an officer, director or employee of the Advisor or an officer of the Company. The designation "Independent" when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of the Advisor, although the Company may have certain business or professional relationships with such Director as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -Certain Business Relationships."

TED P. STOKELY: Age 63, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

      General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation engaged in the acquisition of low income and elderly housing; President (April 1992 to April 1994) of PSA Group (real estate management and consulting); Executive Vice President (1987 to 1991) of Key Companies Inc., a publicly traded company that develops, acquires and sells water and minerals; Trustee (since April 1990) and Chairman of the Board (since January 1995) of Continental Mortgage and Equity Trust ("CMET"); Director (since April 1990) and Chairman of the Board (since January 1995) of Transcontinental Realty Investors, Inc. ("TCI"); and Trustee (April 1990 to August 1994) of National Income Realty Trust ("NIRT").

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                 (Continued)

Directors (Continued)

EDWARD L. TIXIER:  Age 67, Director (Independent) (since July 1996).

      Executive Vice President (since 1996) of Tasa American Homes; Vice Chairman Planning and Zoning Commission (since 1996) of Dripping Springs, Texas; Director (since 1995) of Ryokachi Corporation, a Japanese company; Cattle Rancher (since 1988); President (1988 to 1994) of Tixier, Inc., an Austin, Texas based corporation; Senior Executive Advisor (1988 to 1994) to the President of Regency International Trading Company, a Japanese company; Commander (1984 to 1988) of U.S. Forces, Japan and Commander, 5th Air Force; Retired (1988) Lt. General, United States Air Force; Trustee (since July 1996) of CMET; and Director (since July 1996) of TCI.


MARTIN L. WHITE:  Age 57, Director (Independent) (since January 1995).

      Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; Trustee (since January 1995) of CMET; and Director (since January 1995) of TCI.

EDWARD G. ZAMPA:  Age 62, Director (Independent) (since January 1995).

      General Partner (since 1976) of Edward G. Zampa and Company; Trustee (since January 1995) of CMET; and Director (since January 1995) of TCI.

Board Committees

The Company's Board of Directors held thirteen meetings during 1996. For such year, no incumbent Director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Company's Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the period that he served.

The Company's Board of Directors has an Audit Committee, the function of which is to review the Company's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Tixier and White. The Audit Committee met twice during 1996.

The Company's Board of Directors has a Relationship with Advisor
Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Company's Board of Directors on the services provided to the Company by the

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                 (Continued)


Board Committees (Continued)

Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee met twice in 1996. The Board Development Committee reviews and reports to the Company's Board of Directors on the membership, compensation and functions of the Board of Directors. The current member of the Board Development Committee is Mr. White. The Board Development Committee met twice in 1996.

The Company's Board of Directors does not have Nominating or Compensation Committees.


Executive Officers

The following persons currently serve as executive officers of the Company:
Randall M. Paulson, President; Bruce A. Endendyk, Executive Vice President; and Thomas A. Holland, Executive Vice President and Chief Financial Officer. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.


RANDALL M. PAULSON: Age 50, President (since August 1995) and Executive Vice President (January 1995 to August 1995).

      President (since August 1995) and Executive Vice President (January 1995 to August 1995) of CMET, TCI and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP") and (October 1994 to August 1995) of BCM; Director (since August 1995) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.





                     [This space intentionally left blank.]

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                 (Continued)


Executive Officers (Continued)

BRUCE A. ENDENDYK:  Age 48, Executive Vice President (since January
1995).

      President (since January 1995) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by Syntek West, Inc. ("SWI"); Executive Vice President (since January 1995) of BCM, SAMI, ART, CMET and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark Corporation ("Southmark"); President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.


THOMAS A. HOLLAND: Age 54, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (since February 1997) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

      Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, ART, CMET and TCI; Secretary (since February
      1997) of CMET and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and Vinland Property Trust ("VPT"); Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January
      1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).


Officers

Although not executive officers of the Company, the following persons currently serve as officers of the Company: Mark W. Branigan, Senior Vice President - Residential Asset Management; Lynn W. Humphries, Senior Vice President - Commercial Asset Management; Robert A. Waldman, Senior Vice President and General Counsel; and Drew D. Potera, Vice President and Treasurer. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                 (Continued)


Officers (Continued)

MARK W. BRANIGAN: Age 42, Senior Vice President - Residential Asset Management (since December 1996) and Vice President (February 1994 to December 1996).

      Senior Vice President - Residential Asset Management (since December
      1996) and Vice President (February 1994 to December 1996) of ART, CMET, TCI and SAMI; Executive Vice President (since May 1995) and Real Estate Analyst (January 1992 to May 1995) of BCM; Executive Vice President (1984 to 1991) of Byron Investments, Inc.; Director (May 1989 to August 1990) and Manager of Treasury Services (May 1981 to 1983) of Southmark; and Director (1977 to April 1981) of Investor Relations for Syntek Corp.


LYNN W. HUMPHRIES: Age 46, Senior Vice President - Commercial Asset Management (since May 1996).

      Senior Vice President - Commercial Asset Management (since May 1996) of BCM, ART, CMET, TCI and SAMI; Vice President (January 1994 to May 1996) of the Amend Group; Vice President (1980 to 1993) of Equitable Real Estate Investment Management, Inc.; and Senior Vice President (1975 to
      1980) of
      Sanders Campbell & Company.


ROBERT A. WALDMAN: Age 44, Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997).

      Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET and TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December
      1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; and Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation (oil and gas).

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                 (Continued)

Officers (Continued)

DREW D. POTERA:  Age 37, Vice President (since December 1996) and
Treasurer (since December 1990).

      Vice President (since December 1996) and Treasurer (since December 1990) of CMET and TCI; Vice President (since December 1996) and Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August
      1991) of ART; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; Treasurer (December 1990 to February 1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1996. All of these filing requirements were satisfied by its Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Company's Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by a contractual advisor under the supervision of the Company's Board of Directors. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources for the Company. The advisor also serves as a consultant to the Company's Board of Directors in connection with the business plan and investment policy decisions.

BCM has served as the Company's advisor since March 1989. BCM is a company of which Messrs. Paulson, Endendyk and Holland serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                 (Continued)

The Advisor (Continued)

children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

At the Company's annual meeting of stockholders held on May 31, 1996, the Company's stockholders approved the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of the Company's stockholders. Subsequent renewals of the Company's Advisory Agreement with BCM do not require the approval of the Company's stockholders, but do require approval of the Company's Board of Directors.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Company's Board of Directors a budget and business plan for the Company containing a twelve month forecast of operations and cash flow, a general plan for asset sales and acquisitions, lending foreclosure and borrowing activity, and other investments. The Advisor is required to report quarterly to the Company's Board of Directors on the Company's performance against the business plan. In addition, all transactions by the Company shall require prior approval by the Company's Board of Directors, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Company's Board of Directors.

The Advisory Agreement also requires prior approval of the Company's Board of Directors for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the Company's stockholders; contains a broad standard governing the Advisor's liability for losses by the Company; and contains guidelines for the Advisor's allocation of investment opportunities as among itself, the Company and other entities it advises.

The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Company (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Company's net income.

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Company during such fiscal year exceeds the sum of: (i) the cost of each such property as originally recorded in the Company's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                  (Continued)

The Advisor (Continued)

owned by the Company, and (iii) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the Company's net investment including capital improvements, calculated over the Company's holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned by the Company for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Company equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company; provided, however, that the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (i) 2% of the amount of the loan committed by the Company or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Company equal to the lesser of
(i) 1% of the amount of the loan purchased or (ii) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding by the Company of any mortgage loan.

Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Company or refinancing on Company properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Company's Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Company.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                (Continued)

The Advisor (Continued)

Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during such fiscal year. The effect of this limitation was to require that BCM refund $191,000, of the 1996 annual advisory fee.

Additionally, if the Company were to request that BCM render services to the Company other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", the Company has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide management for the Company's properties and, as discussed below, under "Real Estate Brokerage" the Company has engaged Carmel Realty, also an affiliate of BCM, on a non-exclusive basis to provide brokerage services for the Company.

BCM may only assign the Advisory Agreement with the prior consent of the Company.

The directors and principal officers of BCM are set forth below.

MICKEY N. PHILLIPS:          Director

RYAN T. PHILLIPS:            Director

RANDALL M. PAULSON:          President

MARK W. BRANIGAN:            Executive Vice President - Residential Asset
                             Management

BRUCE A. ENDENDYK:           Executive Vice President

THOMAS A. HOLLAND:           Executive Vice President and Chief Financial
                             Officer

COOPER B. STUART:            Executive Vice President

CLIFFORD C. TOWNS, JR:       Executive Vice President - Finance

DAN S. ALLRED                Senior Vice President - Land Development

LYNN W. HUMPHRIES:           Senior Vice President - Commercial Asset
                             Management

ROBERT A. WALDMAN:           Senior Vice President, Secretary and General
                             Counsel

DREW D. POTERA:              Vice President, Treasurer and Securities
                             Manager

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                (Continued)

The Advisor (Continued)

Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of four of the Company's office buildings and the commercial properties owned by a real estate partnership in which the Company and TCI are partners to Carmel Realty which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Carmel, Ltd.

Real Estate Brokerage

Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Company. Carmel Realty is entitled to receive a real estate brokerage commission for property acquisitions and sales by the Company in accordance with the following sliding scale of total fees to be paid by the Company: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million - $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million - $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and, (iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1 1/2% would be paid to Carmel Realty or affiliates.

ITEM 11.        EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to the executive officers of the Company. The executive officers of the Company who are also officers or employees of BCM, the Company's Advisor, are compensated by the Advisor. Such executive officers of the Company perform a variety of services for the Advisor and the amount of their compensation is determined solely by the

Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor" for a more detailed discussion of the compensation payable to BCM by the Company.

The only remuneration paid by the Company is to the Directors who are not officers or directors of BCM or its affiliated companies. The Independent Directors (i) review the business plan of the Company to determine that it is in the best interest of the Company's stockholders, (ii) review the Company's contract with the advisor, (iii) supervise the performance of the Company's advisor and review the reasonableness of the compensation which the Company pays to its advisor in terms of the nature and quality of services performed,
(iv) review the reasonableness of the total fees and expenses of the Company and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Company. Each Independent Director receives compensation in the amount of $15,000 per year, plus reimbursement for expenses, and the Chairman of the Board receives an additional fee of $1,500 per year for serving in such position. In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to the Company outside of his ordinary duties as Director, plus reimbursement of expenses.

During 1996, $124,274 was paid to the Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 1996 through December 31, 1996, and 1996 special service fees, as follows: Geoffrey C. Etnire, $20,833; John P. Parsons, $23,363; Bennett B. Sims, $20,410; Ted P. Stokely, $18,167; Edward L. Tixier, $8,167; Martin L. White, $16,667; and Edward G. Zampa, $16,667.














                     [This space intentionally left blank.]

Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1991 in the Company's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.


                           COMPARISON OF FIVE YEAR

                           CUMULATIVE TOTAL RETURN


                                   [GRAPH]

=================================================
               1991  1992  1993  1994  1995  1996
-------------------------------------------------
The Company     100   114   286   383   394   460
-------------------------------------------------
S&P 500 Index   100   108   118   120   165   203
-------------------------------------------------
REIT Index      100   117   141   147   181   234
=================================================

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for those persons or entities known by the Company to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 7, 1997.

                                 Amount and Nature
    Name and Address of           of Beneficial          Percent of
     Beneficial Owner               Ownership            Class (1)
    -------------------          -----------------       ----------

American Realty Trust, Inc.         450,102                29.6%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Transcontinental Realty
 Investors, Inc.                    341,500               22.5%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

------------------

(1) Percentages are based upon 1,519,888 shares of Common Stock outstanding at March 7, 1997.

Security Ownership of Management. The following table sets forth the ownership of the Company's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 7, 1996.

                                 Amount and Nature
                                  of Beneficial          Percent of
Name of Beneficial Owner            Ownership             Class (1)
------------------------        ------------------       ----------

All Directors and Executive         844,352 (2)             55.5%
Officers as a group
(7 individuals)


------------------

(1) Percentage is based upon 1,519,888 shares of Common Stock outstanding at March 7, 1997.

(2) Includes 341,500 shares owned by TCI of which the Directors may be deemed to be beneficial owners by virtue of their positions as directors of TCI and 450,102 shares owned by ART and 52,750 owned by BCM, of which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers of ART and BCM. The Company's Directors and executive officers disclaim beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

           of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Company's Board of Directors voted to retain BCM as the Company's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM is a company of which Messrs. Paulson, Endendyk and Holland serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

Since February 1, 1991, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of four of the Company's office buildings and the commercial properties owned by a real estate partnership in which the Company and TCI are partners to Carmel Realty, which is a company owned by SWI.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Company and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Company has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services for the Company. Carmel Realty is a company owned by SWI.

The Directors and officers of the Company also serve as trustees or directors and officers of CMET and TCI. The Directors owe fiduciary duties to such entities as well as to the Company under applicable law. CMET and TCI have the same relationship with BCM as the Company. Mr. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Messrs. Paulson, Endendyk and Holland serve as executive officers of ART.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Real Estate Consultant and since January 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued) acquisition of low income and elderly housing. Eldercare filed for bankruptcy protection in July 1993 and was dismissed from bankruptcy in October 1994. Eldercare again filed for bankruptcy protection in May 1995 and was dismissed from bankruptcy in February 1996.

Related Party Transactions

Historically, the Company has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. The Company's management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to the Company as could have been obtained from unrelated third parties.

As more fully described in ITEM 2. "PROPERTIES - Real Estate," the Company is a partner with TCI in the Tri-City Limited Partnership and Nakash Income Associates.

In 1996, the Company paid BCM and its affiliates $430,000 in advisory fees, $532,000 in real estate brokerage commissions, $85,000 in mortgage brokerage and equity refinancing fees, and $209,000 in property management and construction supervision fees (net of property management fees paid to subcontractors, other than Carmel Realty). In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $175,000 in 1996.

Restrictions on Related Party Transactions

Article FOURTEENTH of the Company's Articles of Incorporation provides that the Company shall not, directly or indirectly, contract or engage in any transaction with (i) any director, officer or employee of the Company, (ii) any director, officer or employee of the advisor, (iii) the advisor or (iv) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Company's Board of Directors or the appropriate committee thereof and (b) the Company's Board of Directors or committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of the Company entitled to vote thereon.

Article FOURTEENTH defines an "Independent Director" as one who is neither an officer or employee of the Company nor a director, officer or employee of the Company's advisor.

Pursuant to the terms of the Modification of Stipulation of Settlement (the "Modification") in the Olive Litigation, as more fully discussed in ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

Company may enter into prior to April 28, 1999, require the unanimous approval of the Company's Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Modification, require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company. See ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation."


ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
               FORM 8-K


(a)      The following documents are filed as part of this Report:

1.       Consolidated Financial Statements

INCOME OPPORTUNITY REALTY INVESTORS, INC.

   Report of Independent Certified Public Accountants

   Consolidated Balance Sheets - December 31, 1996 and 1995

   Consolidated Statements of Operations -
         Years Ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Stockholders' Equity -
         Years Ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Cash Flows Years Ended December 31, 1996, 1995
         and 1994

   Notes to Consolidated Financial Statements

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


TRI-CITY LIMITED PARTNERSHIP

   Report of Independent Certified Public Accountants

   Balance Sheets - December 31, 1996 and 1995

   Statements of Operations -
         Years Ended December 31, 1996, 1995 and 1994

   Statements of Partners' Equity -
         Years Ended December 31, 1996, 1995 and 1994

   Statements of Cash Flows -
         Years Ended December 31, 1996, 1995 and 1994

   Notes to Financial Statements

2.       Financial Statement Schedules

INCOME OPPORTUNITY REALTY INVESTORS, INC.

   Schedule III - Real Estate and Accumulated Depreciation

   Schedule IV  - Mortgage Loans on Real Estate

TRI-CITY LIMITED PARTNERSHIP

   Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Financial Statements or the Notes thereto.


3.       Exhibits

The following documents are filed as Exhibits to this Report:


Exhibit
Number                                    Description
------                                    -----------

  3.0 Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant's Registration Statement on Form S-4 dated February 12, 1996).

  3.1            Bylaws of Income Opportunity Realty Investors, Inc.
                 (incorporated by reference to Appendix D to the Registrant's Registration Statement on Form S-4 dated February 12, 1996).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                                    Description
------                                    -----------


 10.0 Advisory Agreement dated as of March 7, 1995, between Income Opportunity Realty Trust and Basic Capital Management, Inc. (incorporated by reference to Exhibit No. 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.1 Advisory Agreement dated as of March 15, 1996, between Income Opportunity Realty Investors, Inc. and Basic Capital Management, Inc., filed herewith.

 27.0            Financial Data Schedule, filed herewith.


(b)              Reports on Form 8-K:

                 A current report on Form 8-K, dated November 13, 1996, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Olympic Office Building, which was amended on Form 8-K/A, filed January 15, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INCOME OPPORTUNITY REALTY INVESTORS,
                                          INC.




Dated:        March 13, 1997              By:    /s/ Randall M. Paulson
      -------------------------------        ----------------------------------
                                             Randall M. Paulson
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By:     /s/ Ted P. Stokely                By:    /s/ Martin L. White
      -------------------------------        ----------------------------------
     Ted P. Stokely                          Martin L. White
     Chairman of the Board                   Director
     and Director




By:     /s/ Edward L. Tixier              By:    /s/ Edward G. Zampa
      -------------------------------        ----------------------------------
     Edward L. Tixier                        Edward G. Zampa
     Director                                Director











By:    /s/ Thomas A. Holland
   ----------------------------------
     Thomas A. Holland
     Executive Vice President and
     Chief Financial Officer
     (Principal Financial and
      Accounting Officer)




Dated:        March 13, 1997
   ----------------------------------

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1996






Exhibit
Number                Description                               Page
-------               -----------                               ----

 10.1        Advisory Agreement dated as of March 15,            78
             1997, between Income Opportunity Realty
             Investors, Inc. and Basic Capital
             Management, Inc.

 27.0        Financial Data Schedule.                           102