Form 10-Q
period 1997-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1997-05-07
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997
                                                          --------------


                         Commission File Number 1-9525
                                                ------


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




          NEVADA                                                 75-2615944
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)



    10670 North Central Expressway, Suite 300, Dallas, Texas,       75231
--------------------------------------------------------------   -------------
     (Address of Principal Executive Offices)                     (Zip Code)



                                (214) 692-4700
                        ------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.




Common Stock, $.01 par value                           1,519,888
----------------------------              ----------------------------------
         (Class)                           (Outstanding at April 30, 1997)

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


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                           March31,   December 31,
                                                           1997          1996
                                                         ---------     --------
                                                           (dollars in thousands)
                       Assets
                       ------

Notes and interest receivable
 Performing ...........................................   $ 2,001        $ 1,998

Foreclosed real estate held for sale, net of
 accumulated depreciation ($20 in 1997 and 1996) ......       914            914

Real estate under contract for sale, net of
 accumulated depreciation ($1,964 in 1996) ............        --          5,709
                                                          -------        -------

                                                              914          6,623

Real estate held for investment, net of
 accumulated depreciation ($5,654 in 1997 and
 $5,311 in 1996) ......................................    51,900         46,693

Investment in partnerships ............................     2,351          2,331
Cash and cash equivalents .............................     2,571          3,186
Other assets (including $97 in 1997 and $256 in
 1996 from affiliates) ................................     2,655          2,762
                                                          -------        -------

                                                          $62,392        $63,593
                                                          =======        =======





      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued






                                                    March 31,     December 31,
                                                      1997           1996
                                                    --------       ----------
                                                      (dollars in thousands)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities
Notes and interest payable .......................   $ 36,275       $ 38,957
Other liabilities (including $126 in 1997 to
 affiliates) .....................................      2,355          2,255
                                                     --------       --------

                                                       38,630         41,212


Commitments and contingencies


Stockholders' equity
Common Stock, $.01 par value;
 authorized, 10,000,000 shares; issued and
 outstanding, 1,519,888 shares in 1997 and
 1996 ............................................         15             15
Paid-in capital ..................................     64,804         64,804
Accumulated distributions in excess of accumulated
 earnings ........................................    (41,057)       (42,438)
                                                     --------       --------

                                                       23,762         22,381
                                                     --------       --------

                                                     $ 62,392       $ 63,593
                                                     ========       ========





      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                For the Three Months
                                                   Ended March 31,
                                              1997                1996
                                           -----------         -----------
                                                (dollars in thousands,
                                                   except per share)
INCOME
 Rents .................................   $     2,692         $     2,033
 Interest ..............................            69                  77
                                           -----------         -----------

                                                 2,761               2,110



EXPENSES
 Property operations ...................         1,340               1,042
 Interest ..............................           877                 496
 Depreciation ..........................           365                 263
 Advisory fee to affiliate .............           123                  94
 Net income fee to affiliate ...........           124                  --
 General and administrative ............           265                 360
                                           -----------         -----------
                                                 3,094               2,255
                                           -----------         -----------

(Loss) from operations .................          (333)               (145)

 Equity in income (loss) of partnerships            17                  (1)
 Gain on sale of real estate ...........         1,849                  --
                                           -----------         -----------

Net income (loss) ......................   $     1,533         $      (146)
                                           ===========         ===========




Earnings Per Share
 Net income (loss) .....................   $      1.01         $      (.09)
                                           ===========         ===========




Weighted average Common shares used in
    computing earnings per share .......     1,519,888           1,560,592
                                           ===========         ===========





      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1997



                                                                                   Accumulated
                                                                                   Distributions
                                             Common Stock                          in Excess of
                                        -----------------------        Paid-In      Accumulated  Stockholders'
                                        Shares           Amount        Capital       Earnings       Equity
                                        ------           ------        -------     ------------  -------------
                                                                      (dollars in thousands)
Balance, January 1, 1997 ........      1,519,888      $      15      $  64,804      $ (42,438)      $  22,381



Dividends ($.10 per share)                    --             --             --           (152)           (152)



Net income .....................              --             --             --          1,533           1,533
                                       ---------      ---------      ---------      ---------       ---------



Balance, March 31, 1997 ........       1,519,888      $      15      $  64,804      $ (41,057)      $  23,762
                                       =========      =========      =========      =========       =========





      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        For the Three Months
                                                            Ended March 31,
                                                        ---------------------
                                                           1997        1996
                                                        ---------    --------
                                                        (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected ................................      $ 2,645       $ 2,040
 Interest collected .............................           66            73
 Interest paid ..................................         (825)         (433)
 Payments for property operations ...............       (1,185)       (1,048)
 Advisory fee paid to affiliate .................         (127)          (88)
 General and administrative expenses paid .......         (427)         (218)
 Distribution from equity partnerships' operating
    cash flow ...................................           --             5
 Other ..........................................           60          (449)
                                                       -------       -------

    Net cash (used in) operating activities .....          207          (118)


Cash Flows from Investing Activities
 Acquisition of real estate .....................       (1,988)           --
 Proceeds from sale of real estate ..............        1,609            --
 Funding of equity partnerships .................           (3)          (66)
 Real estate improvements .......................         (149)          (26)
                                                       -------       -------

    Net cash provided by (used in) investing
       activities ...............................         (531)          (92)



Cash Flows from Financing Activities
 Payments on notes payable ......................         (155)          (89)
 Proceeds from notes payable ....................           --         7,300
 Deferred borrowing costs .......................           (3)         (297)
 Repurchase of Common Stock .....................           --          (621)
 Dividends to stockholders ......................         (152)         (158)
 Payments (to)/from advisor .....................           19          (243)
                                                       -------       -------

    Net cash provided by (used in) financing
 activities .....................................         (291)        5,892

Net increase (decrease) in cash and cash
 equivalents ....................................         (615)        5,682
Cash and cash equivalents, beginning of period ..        3,186         2,988
                                                       -------       -------

Cash and cash equivalents, end of period ........      $ 2,571       $ 8,670
                                                       =======       =======



      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                         For the Three Months
                                                             Ended March 31,
                                                        ----------------------
                                                          1997          1996
                                                        ---------     --------
                                                        (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
Net income (loss) ................................      $ 1,533       $  (146)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities
 (Gain) on sale of real estate ...................       (1,849)           --
 Depreciation and amortization ...................          396           281
 Equity in loss (income) of partnerships .........          (17)            1
 Distributions from equity partnerships' operating
    cash flow ....................................           --             5
 (Increase) in other assets ......................          (35)         (486)
 Increase in interest payable ....................           18            41
 Increase (decrease) in other liabilities ........          161           186
                                                        -------       -------

    Net cash provided by (used in) operating
    activities ...................................      $   207       $  (118)
                                                        =======       =======





      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

Shares and per share data have been restated for the two for one forward Common Stock split effected June 14, 1996.


NOTE 2.   REAL ESTATE AND DEPRECIATION

In January 1997, the Company purchased the Chuck Yeager Building, a 60,060 square foot industrial/office building in Chantilly, Virginia, for $5.1 million. The Company paid $2.0 million in cash and obtained new mortgage financing of $3.1 million. The mortgage bears interest at a variable rate, currently 10.75% per annum, requires monthly payments of principal and interest of $72,017, and matures in January 1999. The Company paid a real estate acquisition commission of $171,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, and a real estate acquisition fee of $51,000 to BCM based on the $5.1 million purchase price of the property.

In March 1997, the Company completed the sale of the Plumtree Apartments, a 116 unit apartment complex in Martinez, California, that was under contract for sale at December 31, 1996. The apartment complex was sold for $7.8 million in cash, the Company receiving net cash of $1.6 million after the payoff of $5.7 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate sales commission of $226,000 to Carmel Realty based upon the $7.8 million sales price of the property. The Company recognized a gain on the sale of $1.8 million.


NOTE 3.   COMMITMENTS AND CONTINGENCIES

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

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 1997 aggregated $2.6 million, compared with $3.2 million at December 31, 1996. The Company's principal sources of cash have been and will continue to be property operations, proceeds from property sales, financings and refinancings, collection of interest on its mortgage note receivable and, to a lesser extent, distributions from partnerships. The Company's business plan provides for the Company's use of approximately $4.0 million of its available cash for property acquisitions during the remainder of 1997. At March 31, 1997, the Company had a firm earnest money deposit to purchase the LaMesa Village Plaza, a 92,611 square foot office/retail center in LaMesa, California, for $8.1 million. The Company expects to obtain mortgage financing of $6.0 million to complete the purchase. The Company anticipates that after closing such acquisition, it will have sufficient cash to meet its various cash requirements including the payment of distributions, debt service obligations and property maintenance and improvements.

In January 1997, the Company purchased the Chuck Yeager Building in Chantilly, Virginia, for $5.1 million. The Company paid $2.0 million in cash and obtained new mortgage financing of $3.1 million.

In March 1997, the Company sold the Plumtree Apartments in Martinez, California. The Company received net cash of $1.6 million after the payoff of $5.7 million in existing mortgage debt and the payment of various closing costs associated with the sale.

In the first three months of 1997, the Company paid regular quarterly dividends of $.10 per share or a total of $152,000.

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


Results of Operations

For the three months ended March 31, 1997, the Company had net income of $1.5 million, as compared with a net loss of $146,000 in the corresponding period in 1996. Net income for the first quarter of 1997 includes a gain on sale of real estate of $1.8 million. Fluctuations in those and other components of the Company's revenues and expenses between the 1996 and 1997 periods are discussed below.

Rents in the three months ended March 31, 1997 were $2.7 million as compared to $2.0 million in the corresponding period in 1996. Of the increase $645,000 is due to three properties acquired subsequent to March 31, 1996 and $33,000 is due to an increase in rental rates at two of the Company's apartment complexes. These increases are partially offset by a decrease of $65,000 due to the sale of one of the Company's apartment complexes in March 1997.

Property operations expense in the three months ended March 31, 1997 was $1.3 million as compared to $1.0 million in the corresponding period in 1996. The increase is primarily due to the acquisition of three properties subsequent to March 31, 1996.

Interest income decreased from $77,000 in the three months ended March 31, 1996 to $69,000 in the three months ended March 31, 1997. The decrease is due to a decrease in interest earned on the short term investment of the Company's excess cash. Interest income for the remaining quarters of 1997 is expected to be comparable to that of the first quarter of 1997.

Equity in income of partnerships improved to income of $17,000 in the three months ended March 31, 1997 as compared to a loss of $1,000 in the corresponding period in 1996. The increase is mainly due to an increase in interest income earned by the Nakash Income Associates partnership in which the Company has a 40% general partnership interest.

Interest expense increased from $496,000 in the three months ended March 31, 1996 to $877,000 in the three months ended March 31, 1997. Of this increase $226,000 is due to three property acquisitions subsequent to March 31, 1996, and $195,000 is due to financing obtained on properties previously unencumbered. These increases are partially offset by a decrease of $31,000 due to the sale of an apartment complex in March 1997. Interest expense for the remaining quarters of 1997 is expected to be comparable to that of the first quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Depreciation expense increased from $263,000 for the three months ended March 31, 1996 to $365,000 in the three months ended March 31, 1997. The increase is mainly due to three properties acquired subsequent to March 31, 1996. Depreciation expense is expected to increase as the Company acquires additional properties over the remainder of 1997.

Advisory fee expense increased from $94,000 in the three months ended March 31, 1996 to $123,000 for the three months ended March 31, 1997. The increase is due to an increase in the Company's gross assets, the basis for such fee. Advisory fee expense is expected to increase as the Company acquires additional properties over the remainder of 1997.

Net income fee of $124,000 was incurred for the three months ended March 31, 1997. Such fee is payable to the Company's advisor based on 7.5% of the Company's net income. No such fee was incurred in 1996.

General and administrative expense decreased to $265,000 in the three months ended March 31, 1997 from $360,000 in the corresponding periods in 1996. The decrease is primarily due to the nonreoccurrence of fees relating to the Company's incorporation partially offset by an increase in fees relating to the Olive litigation.

Tax Matters

As more fully discussed in the Company's 1996 Form 10-K, the Company has elected and, in management's opinion, qualified, to be taxed as a real estate investment trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to shareholders.

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing of properties and, correspondingly, the ultimate realizable value of the Company's real estate and notes receivable portfolios. Inflation also has an effect on the Company's earnings from short-term investments.

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

Environmental Matters (Continued)

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

                             --------------------

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Olive Litigation. In February 1990, the Company, together with Continental Mortgage and Equity Trust ("CMET"), National Income Realty Trust and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. pending before the United States District Court for the Northern District of California and relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the court granted final approval of the terms of a Stipulation of Settlement.

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

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intends to assert that certain actions taken by the Board of Directors breached the terms of the Modification. On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the

"Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. On May 2, 1997, a hearing was held for the Court to consider approval of the amendment. As of May 7, 1997, the Court had not issued an order either approving or disapproving the amendment.

The Amendment provides for the addition of three new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Amendment, all shares of the Company owned by Gene E. Phillips or any of his affiliates shall be voted at all stockholders' meetings held until April 28, 1999 in favor of all new Board members added under the Amendment. The Amendment also requires that, until April 28, 1999, all shares of the Company owned by Gene E. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated shareholders of the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits:


Exhibit
Number                                    Description
-------            ---------------------------------------------------------


 27.0              Financial Data Schedule


(b)     Reports on Form 8-K as follows:

        A Current Report on Form 8-K, dated November 13, 1996, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which was amended on Form 8-K/A, filed January 15, 1997.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INCOME OPPORTUNITY REALTY INVESTORS,
                                  INC.





Date:     May 7, 1997             By:  /s/ Randall M. Paulson
     ------------------------        ----------------------------------
                                     Randall M. Paulson
                                     President





Date:     May 7, 1997             By:  /s/ Thomas A. Holland
     ------------------------        -----------------------------------
                                     Thomas A. Holland
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months Ended March 31, 1997





Exhibit                                                                   Page
Number                           Description                             Number
-------        ------------------------------------------------          ------

 27.0          Financial Data Schedule.                                    16