Form 10-Q
period 1997-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1997-08-04
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997
                                                            -------------


                         Commission File Number 1-9525
                                               -------


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




          NEVADA                                          75-2615944
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)



10670 North Central Expressway, Suite 300, Dallas, Texas,     75231
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)



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
                                              ---  ----



Common Stock, $.01 par value                           1,519,888
----------------------------                   ----------------------
         (Class)                           (Outstanding at August 1, 1997)

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




                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                 June 30,   December 31,
                                                                  1997         1996
                                                                 -------     -------
                                                                 (dollars in thousands)
                       Assets

Notes and interest receivable Performing ...................     $ 2,004     $ 1,998

Foreclosed real estate held for sale, net of
   accumulated depreciation ($20 in 1997 and 1996) .........         991         914

Real estate under contract for sale, net of
   accumulated depreciation ($1,904 in 1996) ...............          --       5,709
                                                                 -------     -------

                                                                     991       6,623

Real estate held for investment, net of
   accumulated depreciation ($4,301 in 1997 and
   $5,311 in 1996) .........................................      67,546      46,693

Investment in partnerships .................................       2,599       2,331
Cash and cash equivalents ..................................       1,100       3,186
Other assets (including $189 in 1997 and $256 in
   1996 from affiliates) ...................................       2,156       2,762
                                                                 -------     -------

                                                                 $76,396     $63,593
                                                                 =======     =======





The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                            June 30,  December 31,
                                                              1997       1996
                                                            -------     -------
                                                           (dollars in thousands)
        Liabilities and Stockholders' Equity

Liabilities Notes and interest payable ................     $48,560     $38,957
Other liabilities (including $94 in 1997 to
   affiliates) ........................................       2,613       2,255
                                                            -------     -------

                                                             51,173      41,212

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
   authorized, 10,000,000 shares; issued and
   outstanding, 1,519,888 shares in 1997 and
   1996 ...............................................          15          15
Paid-in capital .......................................      64,804      64,804
Accumulated distributions in excess of accumulated
   earnings ...........................................     (39,596)    (42,438)
                                                            -------     -------

                                                             25,223      22,381
                                                            -------     -------

                                                            $76,396     $63,593
                                                            =======     =======



       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Three Months          For the Six Months
                                          Ended June 30,               Ended June 30,
                                    ------------------------------------------------------
                                       1997         1996           1997           1996
                                    ----------   -----------    -----------    -----------
                                            (dollars in thousands, except per share)
INCOME
   Rents ........................   $    2,893   $     2,026    $     5,585    $     4,059
   Interest .....................           73            88            142            165
                                    ----------   -----------    -----------    -----------
                                         2,966         2,114          5,727          4,224

EXPENSES
   Property operations ..........        1,225         1,104          2,565          2,146
   Interest .....................          901           655          1,778          1,151
   Depreciation .................          340           264            705            527
   Advisory fee to affiliate ....          123           103            246            197
   Net income fee to affiliate ..           94            --            218             --
   General and administrative ...          172           248            437            608
                                    ----------   -----------    -----------    -----------
                                         2,855         2,374          5,949          4,629
                                    ----------   -----------    -----------    -----------

Income (loss) from operations ...          111          (260)          (222)          (405)

Equity in income of
   partnerships .................           29            31             46             30
Gain on sale of real estate .....        1,473            --          3,322             --
                                    ----------   -----------    -----------    -----------

Net income (loss) ...............   $    1,613   $      (229)   $     3,146    $      (375)
                                    ==========   ===========    ===========    ===========

Earnings Per Share
   Net income (loss) ............   $     1.06   $      (.15)   $      2.07    $      (.24)
                                    ==========   ===========    ===========    ===========

Weighted average Common shares
   used in computing earnings
   per share ....................    1,519,888     1,519,888      1,519,888      1,540,240
                                    ==========   ===========    ===========    ===========


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1997







                                                                           Accumulated
                                                                           Distributions
                                                                           in Excess of
                                       Common Stock            Paid-In     Accumulated    Stockholders'
                                   Shares        Amount        Capital       Earnings        Equity
                                  ---------     ---------     ---------     ---------      ---------
                                                         (dollars in thousands)
Balance, January 1, 1997 ....     1,519,888     $      15     $  64,804     $ (42,438)     $  22,381

Dividends ($.20 per share) ..            --            --            --          (304)          (304)

Net income ..................            --            --            --         3,146          3,146
                                  ---------     ---------     ---------     ---------      ---------
Balance, June 30, 1997 ......     1,519,888     $      15     $  64,804     $ (39,596)     $  25,223
                                  =========     =========     =========     =========      =========




       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Six Months
                                                                   Ended June 30,
                                                            --------------------------
                                                               1997            1996
                                                            ----------      ----------
                                                               (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ....................................     $    5,330      $    4,066
   Interest collected .................................            136             159
   Interest paid ......................................         (1,582)         (1,007)
   Payments for property operations ...................         (2,287)         (2,034)
   Advisory and net income fee paid to affiliate ......           (374)           (202)
   General and administrative expenses paid ...........           (589)           (617)
   Distribution from equity partnerships' operating
      cash flow .......................................             --               6
   Other ..............................................           (193)           (822)
                                                            ----------      ----------

      Net cash provided by (used in) operating
         activities ...................................            441            (451)


Cash Flows from Investing Activities
   Acquisition of real estate .........................         (8,126)             --
   Proceeds from sale of real estate ..................          6,773              --
   Real estate improvements ...........................           (321)           (119)
   Funding of equity partnerships .....................           (221)            (70)
                                                            ----------      ----------

      Net cash (used in) investing activities .........         (1,895)           (189)


Cash Flows from Financing Activities
   Payments on notes payable ..........................           (344)           (198)
   Proceeds from notes payable ........................             --           7,300
   Deferred borrowing costs ...........................            (15)           (297)
   Repurchase of Common Stock .........................             --            (621)
   Dividends to stockholders ..........................           (304)           (325)
   Payments (to)/from advisor .........................             31            (373)
                                                            ----------      ----------

      Net cash provided by (used in) financing
         activities ...................................           (632)          5,486


Net increase (decrease) in cash and cash
   equivalents ........................................         (2,086)          4,846
Cash and cash equivalents, beginning of period ........          3,186           2,988
                                                            ----------      ----------

Cash and cash equivalents, end of period ..............     $    1,100      $    7,834
                                                            ==========      ==========




       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the Six Months
                                                                   Ended June 30,
                                                             ------------------------
                                                                1997            1996
                                                             ---------      ---------
                                                              (dollars in thousands)
Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities
Net income (loss) ......................................     $   3,146      $    (375)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
   (Gain) on sale of real estate .......................        (3,322)            --
   Depreciation and amortization .......................           765            570
   Equity in (income) of partnerships ..................           (46)           (30)
   Distributions from equity partnerships' operating
      cash flow ........................................            --              6
   (Increase) in other assets ..........................          (481)          (850)
   Increase in interest payable ........................           130             95
   Increase in other liabilities .......................           249            133
                                                             ---------      ---------

      Net cash provided by (used in) operating
         activities ....................................     $     441      $    (451)
                                                             =========      =========

Schedule of noncash investing and financing activities

Notes payable from purchase of real estate .............     $   3,470      $      --




       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

NOTE 2. REAL ESTATE

In January 1997, the Company purchased the Chuck Yeager Building, a 60,060 square foot industrial/office building in Chantilly, Virginia, for $5.1 million. The Company paid $2.0 million in cash and obtained new mortgage financing of $3.1 million. The mortgage bears interest at a variable rate, currently 10.75% per annum, requires monthly payments of principal and interest of $72,017, and matures in January 1999. The Company paid a real estate brokerage commission of $171,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, and a real estate acquisition fee of $51,000 to BCM based on the $5.1 million purchase price of the property.

In March 1997, the Company completed the sale of the Plumtree Apartments, a 116 unit apartment complex in Martinez, California, that was under contract for sale at December 31, 1996. The apartment complex was sold for $7.8 million in cash, the Company receiving net cash of $1.6 million after the payoff of $5.7 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $226,000 to Carmel Realty based on the $7.8 million sales price of the property. The Company recognized a gain of $1.8 million on the sale.

In May 1997, the Company purchased the La Mesa Village Plaza Office Building, a 92,611 square foot office building in La Mesa, California, for $8.1 million. The Company paid $2.1 million in cash and obtained new mortgage financing of $6.0 million. The mortgage bears interest at 9.1875% per annum, requires monthly payments of principal and interest of $51,124 and matures in June 2007. The Company paid a real estate brokerage commission of $232,000 to Carmel Realty and a real estate acquisition fee of $81,000 to BCM based on the $8.1 million purchase price of the property.

In June 1997, the Company sold the Porticos Apartments, a 256 unit apartment complex in Milwaukee, Wisconsin, for $15.2 million in cash. The Company received net cash of $5.2 million after the payoff of $9.6

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2. REAL ESTATE AND DEPRECIATION (Continued)

in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $348,000 to Carmel Realty based on the $15.2 million sales price of the property. The Company recognized a gain of $1.5 million on the sale.

In June 1997, the Company purchased Renaissance Parc, a 294 unit apartment complex in Dallas, Texas, for $15.7 million. The Company paid $3.2 million in cash and obtained new mortgage financing of $12.5 million. The mortgage bears interest at 8.375% per annum, requires monthly payments of principal and interest of $95,161 and matures in July 2007. The Company paid a real estate brokerage commission of $355,000 to Carmel Realty and a real estate acquisition fee of $157,000 to BCM based on the $15.7 million purchase price of the property.

Also in June 1997, the Company purchased LaMonte Park, a 128 unit apartment complex in Houston, Texas, for $3.7 million. The Company paid $200,000 cash and assumed the existing mortgage of $3.5 million. The mortgage bears interest at a variable rate, currently 8.6% per annum, requires monthly payments of principal and interest of $30,333 and matures in July 2001. The Company paid a real estate brokerage commission of $132,000 to Carmel Realty and a real estate acquisition fee of $37,000 to BCM based on the $3.7 million purchase price of the property.

NOTE 3. COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.


                            -----------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 1997 aggregated $1.1 million, compared with $3.2 million at December 31, 1996. The Company's principal sources of cash have been and will continue to be property operations, proceeds from property sales, financings and refinancings, collection of interest on its mortgage note receivable and, to a lesser extent, distributions from partnerships. The Company's business plan provides for the Company's use of approximately $2.0 million of its available cash for property acquisitions during the remainder of 1997. At June 30, 1997, the Company had a firm earnest money deposit to purchase the Westlake Office Building, a 45,500 square foot office building in Westlake Village, California, for $3.9 million approximately $1.4 million in cash and the assumption of the existing mortgage debt. The Company anticipates that after closing such acquisition, it will have sufficient cash to meet its various cash requirements including the payment of distributions, debt service obligations and property maintenance and improvements.

In January 1997, the Company purchased the Chuck Yeager Building in Chantilly, Virginia, for $5.1 million. The Company paid $2.0 million in cash and obtained new mortgage financing of $3.1 million.

In March 1997, the Company sold the Plumtree Apartments in Martinez, California, for $7.8 million. The Company received net cash of $1.6 million after the payoff of $5.7 million in existing mortgage debt and the payment of various closing costs associated with the sale.

In May 1997, the Company purchased the La Mesa Village Plaza Office Building in La Mesa, California, for $8.1 million. The Company paid $2.1 million in cash and obtained new mortgage financing of $6.0 million.

In June 1997, the Company sold the Porticos Apartments in Milwaukee, Wisconsin, for $15.2 million. The Company received net cash of $5.2 million after the payoff of $9.6 million in existing mortgage debt and the payment of various closing costs associated with the sale.

Also in June 1997, the Company purchased (i) the Renaissance Parc Apartments in Dallas, Texas, for $15.7 million, consisting of $3.2 million in cash and new mortgage financing of $12.5 million and (ii) the LaMonte Park Apartments in Houston, Texas, for $3.7 million, consisting of $200,000 in cash and an assumed mortgage of $3.5 million.

In the first six months of 1997, the Company paid regular quarterly dividends of $.20 per share or a total of $304,000.

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


Results of Operations

For the three and six months ended June 30, 1997, the Company had net income of $1.6 million and $3.1 million, respectively, as compared with a net loss of $229,000 and $375,000 in the corresponding periods in 1996. Net income for the three and six months ended June 30, 1997 includes gains on sale of real estate of $1.5 million and $3.3 million, respectively. Fluctuations in this and other components of the Company's revenues and expenses between the 1996 and 1997 periods are discussed below.

Rents in the three and six months ended June 30, 1997 were $2.9 million and $5.6 million as compared to $2.0 million and $4.0 million in the corresponding periods in 1996. Of the increases, $1.2 million and $1.8 million for the three and six months ended June 30, 1997 is due to six properties acquired subsequent to June 30, 1996 and $45,000 and $106,000 for the three and six months ended June 30, 1997 is due to an increase in rental rates at three of the Company's properties. These increases are partially offset by a decrease of $400,000 and $453,000 for the three and six months ended June 30, 1997 due to the sale of two of the Company's apartment complexes in 1997. Rents for the remaining six months of 1997 is expected to increase as the Company acquires additional properties over the remainder of 1997.

Property operations expense in the three and six months ended June 30, 1997 was $1.2 million and $2.6 million as compared to $1.1 million and $2.1 million in the corresponding periods in 1996. The increase is primarily due to the acquisition of six properties subsequent to June 30, 1996, partially offset by the sale of two apartment complexes in 1997.

Interest income decreased from $88,000 and $165,000 in the three and six months ended June 30, 1996 to $73,000 and $142,000 in the three and six months ended June 30, 1997. The decreases are due to a decrease in interest earned on the short term investment of the Company's excess cash. Interest income for the remaining six months of 1997 is expected to be comparable to that of the first and second quarters of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Equity in income of partnerships for the three and six months ended June 30, 1997 was comparable to income of $29,000 and $46,000 in the corresponding periods in 1996.

Interest expense increased from $655,000 and $1.2 million in the three and six months ended June 30, 1996 to $901,000 and $1.8 million in the three and six months ended June 30, 1997. Of these increases, $390,000 and $508,000 for the three and six months ended June 30, 1997 is due to the debt incurred on five of the six properties acquired subsequent to June 30, 1996, and $28,000 and $315,000 for the three and six months ended June 30, 1997 is due to financing obtained on properties previously unencumbered. These increases are partially offset by a decrease of $170,000 and $204,000 for the three and six months ended June 30, 1997 due to the sale of two apartment complexes in 1997. Interest expense for the remaining six months of 1997 is expected to be comparable to that of the first and second quarters of 1997.

Depreciation expense increased from $264,000 and $527,000 for the three and six months ended June 30, 1996 to $340,000 and $705,000 in the three and six months ended June 30, 1997. The increases are mainly due to six properties acquired subsequent to June 30, 1996 partially offset by the sale of two apartment complexes in 1997. Depreciation expense is expected to continue to increase as the Company acquires additional properties over the remainder of 1997.

Advisory fee expense increased from $103,000 and $197,000 in the three and six months ended June 30, 1996 to $123,000 and $246,000 for the three and six months ended June 30, 1997. The increases are due to an increase in the Company's gross assets, the basis for such fee. Advisory fee expense is expected to continue to increase as the Company acquires additional properties over the remainder of 1997.

Net income fee of $94,000 and $218,000 was incurred for the three and six months ended June 30, 1997. Such fee is payable to the Company's advisor based on 7.5% of the Company's net income. No such fee was incurred in 1996.

General and administrative expense decreased to $172,000 and $437,000 in the three and six months ended June 30, 1997 from $248,000 and $608,000 in the corresponding periods in 1996. The decreases are primarily due to the fees in 1996 relating to the Company's incorporation partially offset by an increase in legal fees relating to the Olive litigation. General and administrative expense for the remaining six months of 1997 is expected to be comparable to that of the first and second quarters of 1997.

Tax Matters

As more fully discussed in the Company's 1996 Form 10-K, the Company has elected and, in management's opinion, qualified, to be taxed as a real

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Tax Matters (Continued)

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


                           --------------------------

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

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intended to assert that certain actions taken by the Board of Directors breached the terms of the Modification. On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. On May 2, 1997, a hearing was held for the Court to consider approval of the Amendment. As a result of the hearing, the parties entered into a revised Amendment. The Court issued an order approving the Amendment on July 3, 1997.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its annual meeting of stockholders on May 8, 1997, at which meeting the Company's stockholders were asked to consider and vote upon (i) the election of Directors of the Company and (ii) the renewal of the Company's advisory agreement with BCM.

At such meeting the Company's stockholders elected the following individuals as Directors of the Company:

                                                  Shares Voting
                                              ------------------------
                                                             Withheld
         Trustee                              For            Authority
         -------                              -------        ---------
         Ted P. Stokely                       984,856         18,684
         Edward L. Tixier                     986,097         17,443
         Martin L. White                      986,362         17,178
         Edward G. Zampa                      986,362         17,178

Also at such meeting the Company's stockholders approved the renewal of the Company's advisory agreement with BCM until the next annual meeting of the Company's stockholders with 969,996 votes for the proposal, 19,224 votes against the proposal and 11,717 votes abstaining.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:

Exhibit
Number                   Description

 27.0          Financial Data Schedule, filed herewith.


(b)      Reports on Form 8-K as follows:

         A Current Report on Form 8-K, dated May 14, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Chuck Yeager Office Building, the LaMesa Village Plaza Office Building, the Renaissance Parc Apartments and the LaMonte Park Apartments as well as the sale of the Plumtree and Porticos Apartments.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         INCOME OPPORTUNITY REALTY INVESTORS,
                                         INC.







Date:    August 4, 1997                  By:  /s/ Randall M. Paulson
     -----------------------                -------------------------------
                                            Randall M. Paulson
                                            President




Date:    August  4, 1997                 By:  /s/ Thomas A. Holland
     -----------------------                -------------------------------
                                            Thomas A. Holland
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                     For the Six Months Ended June 30, 1997


Exhibit                                                              Page
Number                   Description                                Number
-------  -----------------------------------------------            ------
 27.0    Financial Data Schedule.                                     18