Form 10-Q
period 1997-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1997-11-03
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                                          ------------------


                         Commission File Number 1-9525
                                                ------


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




          NEVADA                                             75-2615944
-------------------------------                          -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)



    10670 North Central Expressway, Suite 300, Dallas, Texas,     75231
    ----------------------------------------------------------------------
     (Address of Principal Executive Offices)                    (Zip Code)



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
                                               ---      ---



Common Stock, $.01 par value                          1,519,888
----------------------------              ---------------------------------
         (Class)                           (Outstanding at October 31, 1997)

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.




                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                             September 30,           December 31,
                                                                                 1997                   1996
                                                                             -------------           -----------
                                                                                    (dollars in thousands)
                       Assets
Notes and interest receivable
 Performing.......................................                             $     2,007           $     1,998

Foreclosed real estate held for sale, net of
 accumulated depreciation ($20 in 1997 and 1996)..                                   1,029                   914

Real estate under contract for sale, net of
 accumulated depreciation ($1,904 in 1996)........                                      -                  5,709
                                                                             -------------           -----------
                                                                                     1,029                 6,623

Real estate held for investment, net of
 accumulated depreciation ($4,727 in 1997 and
 $5,311 in 1996)..................................                                  67,873                46,693

Investment in partnerships.........................                                  1,729                 2,331
Cash and cash equivalents..........................                                  1,077                 3,186
Other assets (including $125 in 1997 and $256 in
 1996 from affiliates)............................                                   2,550                 2,762
                                                                               -----------           -----------
                                                                               $    76,265           $    63,593
                                                                               ===========           ===========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                                                September 30,         December 31,
                                                                                    1997                 1996
                                                                               --------------       --------------
                                                                                   (dollars in thousands)

        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable.........................                            $       48,537       $       38,957
Other liabilities..................................                                     2,923                2,255
                                                                               --------------       --------------
                                                                                       51,460               41,212

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
 authorized, 10,000,000 shares; issued and
 outstanding, 1,519,888 shares in 1997 and
 1996.............................................                                         15                   15
Paid-in capital....................................                                    64,804               64,804
Accumulated distributions in excess of accumulated
 earnings.........................................                                    (40,014)             (42,438)
                                                                               --------------       --------------

                                                                                       24,805               22,381
                                                                               --------------       --------------

                                                                               $       76,265       $       63,593
                                                                               ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 For the Three Months                     For the Nine Months
                                                  Ended September 30,                     Ended September 30,
                                          ----------------------------------       --------------------------------
                                               1997                 1996                1997               1996
                                          --------------      --------------      ---------------     -------------
                                                               (dollars in thousands, except per share)

INCOME
 Rents.......................             $        3,174      $        2,090      $        8,759     $       6,149
 Interest....................                         61                  83                 203               248
                                          --------------      --------------      --------------     -------------
                                                   3,235               2,173               8,962             6,397



EXPENSES
 Property operations.........                      1,518               1,052               4,083             3,198
 Interest....................                      1,081                 652               2,859             1,803
 Depreciation................                        426                 265               1,131               792
 Advisory fee to affiliate...                        133                 105                 379               302
 Net income fee to affiliate.                        -                   -                   218               -
 General and administrative..                        318                 310                 755               918
                                          --------------      --------------      --------------     -------------
                                                   3,476               2,384               9,425             7,013
                                          --------------      --------------      --------------     -------------


(Loss) from operations........                      (241)               (211)               (463)             (616)

Equity in income (loss) of
 partnerships................                        (25)                 (1)                 21                29
Gain on sale of real estate...                       -                   -                 3,322               -
                                          --------------      --------------      --------------     -------------

Net income (loss).............            $         (266)     $         (212)     $        2,880     $        (587)
                                          ==============      ==============      ==============     =============



Earnings Per Share

 Net income (loss)...........             $        (.18)      $         (.14)     $         1.89     $       ( .38)
                                          =============       ==============      ==============     =============




Weighted average Common shares
 used in computing
 earnings per share..........                  1,519,888           1,519,888           1,519,888         1,533,406
                                          ==============      ==============      ==============     =============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997






                                                                                    Accumulated
                                                                                   Distributions
                                       Common Stock                                in Excess of
                               -----------------------------       Paid-In          Accumulated         Stockholders'
                                   Shares          Amount          Capital           Earnings              Equity
                               -------------    ------------     ------------     --------------       --------------
                                                                 (dollars in thousands)
Balance, January 1, 1997....       1,519,888     $         15    $     64,804     $       (42,438)     $       22,381



Dividends ($.30 per share)               -                -               -                  (456)               (456)


Net income.................              -                -               -                 2,880               2,880
                               -------------      -----------    ------------     ---------------      --------------



Balance, September 30,
       1997................        1,519,888      $        15    $     64,804     $       (40,014)     $       24,805
                               =============      ===========    ============     ===============      ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                             ----------------------------------
                                                                                1997                1996
                                                                             --------------       -------------
                                                                                   (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................                           $        8,444       $        6,148
 Interest collected...............................                                      194                  239
 Interest paid....................................                                   (2,491)              (1,632)
 Payments for property operations.................                                   (3,525)              (2,794)
 Advisory and net income fee paid to affiliate....                                     (617)                (267)
 General and administrative expenses paid.........                                     (875)                (901)
 Distributions from equity partnerships' operating
    cash flow......................................                                     218                  163
 Other............................................                                     (441)              (1,426)
                                                                             --------------       --------------

    Net cash provided by (used in) operating
    activities...................................                                       907                 (470)


Cash Flows from Investing Activities
 Acquisition of real estate.......................                                   (8,713)              (7,510)
 Proceeds from sale of real estate................                                    6,773                  -
 Real estate improvements.........................                                     (512)                (223)
 Funding of equity partnerships...................                                     (222)                 (12)
                                                                             --------------       --------------

    Net cash (used in) investing activities........                                  (2,674)              (7,745)


Cash Flows from Financing Activities
 Payments on notes payable........................                                     (519)                (315)
 Proceeds from notes payable......................                                      -                 12,011
 Deferred borrowing costs.........................                                      (15)                (402)
 Distributions from equity partnerships' financing
    cash flow......................................                                     627                  -
 Repurchase of Common Stock.......................                                      -                   (621)
 Dividends to stockholders........................                                     (456)                (471)
 Payments (to)/from advisor.......................                                       21                 (249)
                                                                             --------------       --------------

    Net cash provided by (used in) financing
    activities...................................                                      (342)               9,953


Net increase (decrease) in cash and cash
 equivalents......................................                                   (2,109)               1,738
Cash and cash equivalents, beginning of period.....                                   3,186                2,987
                                                                             --------------       --------------

Cash and cash equivalents, end of period...........                          $        1,077       $        4,725
                                                                             ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                             -----------------------------------
                                                                                   1997                1996
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
Net income (loss)..................................                          $        2,880       $         (587)
Adjustments to reconcile net income  (loss) to net
    cash provided by (used in) operating activities
 Gain on sale of real estate......................                                   (3,322)                 -
 Depreciation and amortization....................                                    1,208                  860
 Equity in loss (income) of partnerships..........                                      (21)                 (29)
 Distributions from equity partnerships' operating
    cash flow......................................                                     218                  163
 (Increase) in other assets.......................                                     (895)              (1,456)
 Increase in interest payable.....................                                      282                   94
 Increase in other liabilities....................                                      557                  485
                                                                             --------------       --------------
    Net cash provided by (used in) operating
    activities...................................                            $          907       $         (470)
                                                                             ==============       ==============



Schedule of noncash investing and financing activities

Notes payable from purchase of real estate.........                          $        3,470       $          -





The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

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

In September 1997, the Company purchased Valley View Center, a partially complete four story office building in Farmers Branch, Texas, for $565,000 in cash. The Company paid a real estate brokerage commission of $22,600 to Carmel Realty and a real estate acquisition fee of $5,650 to BCM based on the $565,000 purchase price of the property.

NOTE 3.   INVESTMENTS IN EQUITY METHOD REAL ESTATE PARTNERSHIPS

The Company owns a 40% general partner interest in Nakash Income Associates, which in turn owns a wrap around mortgage note receivable secured by a shopping center in Maulden, Missouri. The shopping center is owned by Mountain Home Associates ("MHA"). In August 1997, MHA refinanced the matured mortgage debt secured by a shopping center in the amount of $850,000. The new mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $13,000 and matures in May 2005.

The Company owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City"), which owns five properties in Texas. In September 1997, Tri-City obtained first mortgage financing of $1.9 million secured by the previously unencumbered Oaks of Inwood and Inwood Green Apartments. The mortgage bears interest at 7.905% per annum, requires monthly payments of principal and interest of $14,415 and matures in September 2007. The Company received $627,000 of the net

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

financing proceeds. In conjunction with the financing, Tri-City paid a mortgage brokerage and equity refinancing fee of $18,830 to BCM, based on the $1.9 million financing.

NOTE 4.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

NOTE 5.   SUBSEQUENT EVENTS

In October 1997, the Company refinanced, at maturity, the mortgage debt secured by the Daley Plaza Corporate Center in San Diego, California in the amount of $7.0 million. The Company received net cash of $3.3 million after the payoff of $3.7 million in existing mortgage debt and accrued interest and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate, currently 9.75% per annum, requires monthly payments of principal and interest of $62,380 and matures in October 2002. The Company paid a mortgage brokerage and equity refinancing of $70,000 to BCM based on the $7.0 million refinancing.

                           _________________________


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

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 1997 aggregated $1.1 million, compared with $3.2 million at December 31, 1996. The Company's principal sources of cash have been and will continue to be property operations, proceeds from property sales, financings and refinancings, collection of interest on its mortgage note receivable and, to a lesser extent, distributions from partnerships. The Company's business plan provides for the Company's use of approximately $1.4 million of its anticipated available cash for a property acquisition during the remainder of 1997. At September 30, 1997, the Company had a firm

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

earnest money deposit to purchase the Westlake Office Building, a 45,500 square foot office building in Westlake Village, California, for $3.9 million, approximately $1.4 million in cash and the assumption of the existing mortgage debt. The Company anticipates that after closing such acquisition, it will have sufficient available cash sources to meet its various cash requirements including the payment of distributions, debt service obligations and property maintenance and improvements.

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

In September 1997, the Company purchased Valley View Center, a partially complete four story office building in Farmers Branch, Texas for $565,000 in cash.

Also in September 1997, Tri-City Limited Partnership obtained mortgage financing of $1.9 million on the previously unencumbered Oaks of Inwood and Inwood Green Apartments. The Company received $627,000 of the net financing proceeds.

In the first nine months of 1997, the Company paid regular quarterly dividends of $.30 per share or a total of $456,000.

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

Results of Operations

For the three and nine months ended September 30, 1997, the Company had a net loss of $266,000 and net income of $2.9 million, respectively, as compared with a net loss of $212,000 and $587,000 in the corresponding periods in 1996. Net income for the nine months ended September 30, 1997 includes gains on sale of real estate of $3.3 million. Fluctuations in this and other components of the Company's revenues and expenses between the 1996 and 1997 periods are discussed below.

Rents in the three and nine months ended September 30, 1997 were $3.2 million and $8.8 million as compared to $2.1 million and $6.1 million in the corresponding periods in 1996. Of the increases, $1.9 million and $3.7 million for the three and nine months ended September 30, 1997 is due to seven properties being acquired subsequent to September 30, 1996 and $71,000 and $224,000 for the three and nine months ended September 30, 1997 is due to an increase in rental rates at four of the Company's properties. These increases are partially offset by a decrease of $869,000 and $1.3 million for the three and nine months ended September 30, 1997 due to the sale of two of the Company's apartment complexes in 1997. Rents for the remainder of 1997 are expected to increase as the Company continues to benefit from the operations of the properties acquired in 1997.

Property operations expense in the three and nine months ended September 30, 1997 was $1.5 million and $4.1 million as compared to $1.1 million and $3.2 million in the corresponding periods in 1996. The increase is primarily due to the acquisition of seven properties subsequent to September 30, 1996, partially offset by the sale of two apartment complexes in 1997.

Interest income decreased from $83,000 and $248,000 in the three and nine months ended September 30, 1996 to $61,000 and $203,000 in the three and nine months ended September 30, 1997. The decreases are due to a decrease in interest earned on the short term investment of the Company's excess cash. Interest income for the remainder of 1997 is expected to be comparable to that of the third quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest expense increased from $652,000 and $1.8 million in the three and nine months ended September 30, 1996 to $1.1 million and $2.9 million in the three and nine months ended September 30, 1997. Of these increases, $737,000 and $1.4 million for the three and nine months ended September 30, 1997 is due to the debt incurred or assumed on six of the seven properties acquired subsequent to September 30, 1996, and $25,000 and $232,000 for the three and nine months ended September 30, 1997 is due to financing obtained on properties previously unencumbered. These increases are partially offset by a decrease of $322,000 and $527,000 for the three and nine months ended September 30, 1997 due to the sale of two apartment complexes in 1997. Interest expense for the remainder of 1997 is expected to be comparable to that of the third quarter of 1997.

Depreciation expense increased from $265,000 and $792,000 for the three and nine months ended September 30, 1996 to $426,000 and $1.1 million in the three and nine months ended September 30, 1997. The increases are due to seven properties acquired subsequent to September 30, 1996 partially offset by the sale of two apartment complexes in 1997. Depreciation expense is expected to continue to increase as the Company acquires additional properties.

Advisory fee expense increased from $105,000 and $302,000 in the three and nine months ended September 30, 1996 to $133,000 and $379,000 for the three and nine months ended September 30, 1997. The increases are due to an increase in the Company's gross assets, the basis for such fee. Advisory fee expense is expected to continue to increase as the Company acquires additional properties.

Net income fee of $218,000 was incurred for the nine months ended September 30, 1997. Such fee is payable to the Company's advisor based on 7.5% of the Company's net income. No such fee was incurred in 1996.

General and administrative expense was $318,000 and $755,000 in the three and nine months ended September 30, 1997 compared to $310,000 and $918,000 in the corresponding periods in 1996. The decrease is primarily due to costs incurred in 1996 relating to the Company's incorporation and a decrease in legal fees relating to the Olive litigation. General and administrative expense for the remainder of 1997 is expected to be comparable to that of the third quarter of 1997.

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

                     _____________________________________


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

The Amendment provides for the addition of four new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

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




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits:


Exhibit
Number                                    Description
-------            ---------------------------------------------------------
 27.0              Financial Data Schedule, filed herewith.


(b)     Reports on Form 8-K as follows:

        A Current Report on Form 8-K, dated May 14, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of LaMesa Village Plaza, the Chuck Yeager Building and the sale of Plumtree Apartments.

        A Current Report on Form 8-K, dated June 11, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of Renaissance Parc Apartments and LaMonte Park Apartments and the sale of Porticos Apartments, which was amended on Form 8-K/A, filed August 20, 1997.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INCOME OPPORTUNITY REALTY INVESTORS, INC.





Date:    November 3, 1997              By:  /s/ Randall M. Paulson
     ------------------------              -----------------------------
                                           Randall M. Paulson
                                           President





Date:    November 3, 1997              By:  /s/ Thomas A. Holland
     ------------------------              ----------------------------
                                           Thomas A. Holland
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                  For the Nine Months Ended September 30, 1997





Exhibit                                                           Page
Number                           Description                      Number
-------        ------------------------------------------------   ------
 27.0          Financial Data Schedule.                           19