Form 10-K405
period 1997-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1998-03-20
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997


                        Commission File Number 1-9525
                                               ------

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   -----------------------------------------

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                    which registered
----------------------------                           ------------------------

Common Stock, $.01 par value                            American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

As of March 6, 1998, the Registrant had 1,519,888 shares of Common Stock outstanding. Of the total shares outstanding 623,836 were held by other than those who may be deemed to be affiliates, for an aggregate value of $7,174,114 based on the last trade as reported on the American Stock Exchange on March 6, 1998. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.


                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K



                                     PART I                                 Page
                                     ------                                 ----

Item 1.     Business..................................................        3

Item 2.     Properties................................................        7

Item 3.     Legal Proceedings.........................................       15

Item 4.     Submission of Matters to a Vote of Security
               Holders.................................................      16


                                    PART II
                                    -------


Item 5.     Market for the Registrant's Common Equity
               and Related Stockholder Matters.........................      16

Item 6.     Selected Financial Data...................................       18

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................      19

Item 8.     Financial Statements and Supplementary Data...............       25

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................       50


                                    PART III
                                    --------


Item 10.    Directors, Executive Officers and Advisor of the
               Registrant.............................................       50

Item 11.    Executive Compensation....................................       60

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management.............................................       62

Item 13.    Certain Relationships and Related Transactions............       63


                                    PART IV
                                    -------


Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K......................       66

Signature Page........................................................       68

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

The Company's real estate at December 31, 1997, consisted of fourteen properties held for investment and an interest in a partnership which owns five properties. Eight of the Company's properties held for investment were purchased in 1997. The Company's mortgage notes receivable at December 31, 1997 consisted of one mortgage loan. No mortgage loans were funded during 1997. In addition, the Company has an interest in a partnership which holds one wraparound mortgage loan. The Company's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

Business Plan

The Company's primary business and only industry segment is investing in equity interests in real estate through direct equity investments and partnerships and financing real estate and real estate related activities through investments in mortgage loans. The Company's real estate is located in the Pacific, Southeast and Southwest regions of the continental United States. Information regarding the real estate and mortgage note receivable portfolios of the Company is set forth in ITEM 2. "PROPERTIES," and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The Company's business is not seasonal. The Company has determined to continue to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, the Company's plan of operation is to acquire higher class apartment and commercial properties in keeping with the current class of properties in the Company's real estate portfolio. In 1998, the Company intends to focus on apartment acquisitions in order to maintain a balance of apartment and commercial properties in its real estate portfolio. The Company does not expect that it will seek to fund or acquire new mortgage loans. It may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Company also intends to continue its strategy of maximizing each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, the Company's management believes that such expenditures are necessary to maintain or enhance the value of the Company's properties.

The Company's Board of Directors currently intends to continue its policy of prohibiting the Company from incurring aggregate secured and unsecured indebtedness in excess of 300% of the Company's net asset value (defined as the book value of all assets of the Company minus all of its liabilities); however, the Board of Directors may alter such policy at any time.

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

BCM has been providing advisory services to the Company since March 28, 1989. Renewal of BCM's advisory agreement with the Company was approved by the Company's stockholders at the Company's annual meeting of stockholders held on May 8, 1997. BCM also serves as advisor to Continental Mortgage and Equity Trust ("CMET") and Transcontinental Realty Investors, Inc. ("TCI"). The Directors of the Company are also trustees of CMET and directors of TCI and the officers of the Company are also officers of CMET and TCI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as a director and Chairman of the Board of ART until November 16, 1992. Randall M. Paulson, President of the Company, also serves as President of CMET, TCI and BCM, Executive Vice President of ART, and as the President and sole director of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP. The officers of the Company are also officers of ART and SAMI. As of March 6, 1998, ART and

TCI each owned approximately 29.7% and 22.5% of the Company's outstanding shares of Common Stock and BCM owned approximately 39.0% of ART's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of property-level management services to the Company. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM, (ii) Gene E. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Company's office buildings and the commercial properties owned by a real estate partnership in which the Company and TCI are partners to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

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

In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships," the Company also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Company's and that may compete with the Company in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest which may arise, the Advisor has informed the Company that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God, and other factors beyond the control of the Company's management or Advisor. Also, the illiquidity of real estate investments may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the

Certain Factors Associated with Real Estate and Related Investments
(Continued)

diversification by geographic region and property type of the Company's real estate portfolio. However, to the extent property acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be mitigated.


ITEM 2.        PROPERTIES

The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1997, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

The Company's real estate portfolio consists of properties held for investment and an investment in a partnership. The Company holds a fee simple title to all of the properties in its real estate portfolio. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Company's real estate and further summary information with respect to the Company's properties held for investment and its partnership investment.

The Company's real estate is geographically diverse. At December 31, 1997, the Company held equity investments in apartments and office buildings in the Pacific, Southwest and Southeast regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The majority of the Company's properties are, however, located in California and Texas. At December 31, 1997, the Company held one wraparound mortgage note receivable, secured by a shopping center in Joliet, Illinois.

At December 31, 1997, two of the Company's properties, Renaissance Parc Apartments and Saratoga Office Building, each exceeded 10% of the Company's total assets. At December 31, 1997, 91% of the Company's assets consisted of properties held for investment, 2% consisted of a mortgage note and interest receivable and 2% consisted of investments in partnerships. The remaining 5% of the Company's assets at December 31, 1997, were cash, cash equivalents and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above. See ITEM 1. "BUSINESS - Business Plan."

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

         Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company has 2 commercial properties in this region.

         Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company has 4 apartments and 2 office buildings in this region.

         Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company has no properties in this region.

         Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company has no properties in this region.

         Pacific region comprised of the states of California, Oregon and Washington. The Company has 6 commercial properties in this region.

Real Estate

At December 31, 1997, approximately 91% of the Company's assets were invested in real estate, located in the Pacific, Southeast and Southwest regions of the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment and an investment in a partnership.

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

Real Estate (Continued)

At December 31, 1997, the Company was completing construction of Valley View Center, a 30,000 square foot office building in Farmers Branch, Texas. The Company expects to expend approximately $1.5 million in 1998 to complete construction and an additional $225,000 for tenant improvements. In addition, the Company expects that in 1998 it will expend approximately $495,000 for capital and tenant improvements at the Olympic Office Building, an office building the Company acquired in 1996.

The Company has typically invested in developed real estate. The Company may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Company's Board of Directors). To the extent that the Company invests in construction and development projects, such as Valley View Center, the Company will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's real estate at December 31, 1997.


                                                           Commercial
           Region                     Apartments           Properties
           ------                     ----------           ----------
           Pacific ..............            - %                73.0%
           Southwest.............         100.0                 13.0
           Southeast ............            -                  14.0
                                          -----                -----

                                          100.0%               100.0%


The foregoing table is based solely on the number of apartment units and commercial square footage owned by the Company and does not reflect the value of the Company's investment in each region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate.

A summary of activity in the Company's owned real estate portfolio during 1997 is as follows:


           Owned properties in real estate portfolio at
             January 1, 1997.................................                 9
           Properties purchased..............................                 8
           Properties sold...................................                (3)
                                                                             --
           Owned properties in real estate portfolio at
             December 31, 1997...............................                14
                                                                             ==

ITEM 2.           PROPERTIES (Continued)

Properties Held for Investment. Set forth below are the Company's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 1997, 1996 and 1995:


                                                                        Rent Per Square Foot                Occupancy %
                                                       Units/          --------------------------     -----------------------
    Property                 Location              Square Footage       1997      1996      1995       1997    1996      1995
-----------------        -----------------         ---------------     ------    ------    ------     ------  ------    -----
Apartments
----------
Eastpoint                Mesquite, TX                  126 units/
                                                   113,138 sq. ft.     $   .67   $  .66    $  .62       97      97       99
LaMonte Park             Houston, TX                   128 units/
                                                   123,184 sq. ft.         .59      *         *         96      *        *
Renaissance Parc         Dallas, TX                    294 units/
                                                   293,654 sq. ft.         .80      *         *         95      *        *
Treehouse                San Antonio, TX               106 units/
                                                    88,957 sq. ft.         .76      .75       .75       98      94       94
Office Buildings
Akard Plaza              Dallas, TX                 42,895 sq. ft.       13.27      *         *         99       *        *
Chuck Yeager             Chantilly, VA              60,060 sq. ft.       13.07      *         *         93       *        *
Daley Plaza
 Corporate Center        San Diego, CA             122,795 sq. ft.       12.74    12.88       *         76       80       *
Fireside Thrift
 Building                Newark, CA                 56,120 sq. ft.       18.92      *         *         81       *        *
La Mesa Village
 Plaza                   La Mesa, CA                92,611 sq. ft.       17.15      *         *         90       *        *
Olympic                  Los Angeles, CA            46,685 sq. ft.       21.94    16.09       *         73       73       *
Saratoga                 Saratoga, CA               89,825 sq. ft.       21.27    19.42     19.07      100       98      100
Town Center              Boca Raton, FL             24,518 sq. ft.        8.86     8.21      7.77      100      100      100
Valley View Center       Farmers Branch, TX         30,000 sq. ft.         **       **        **        **       **       **
Westlake Village         Westlake Village, CA       45,500 sq. ft.       14.20      *         *         98       *        *

-----------------

*  Property was purchased in 1997 or 1996.
** Property was purchased in 1997 and construction is currently being completed.

In January 1997, the Company purchased the Chuck Yeager Building, a 60,060 square foot industrial/office building in Chantilly, Virginia, for $5.1 million. The Company paid $2.0 million in cash and obtained new mortgage financing of $3.1 million. The mortgage bears interest at a variable rate, currently 10.75% per annum, requires monthly payments of principal and interest of $53,276 and matures in January 1999, with an option to extend the maturity to January 2000. The Company paid a real estate brokerage commission of $171,000 to Carmel Realty and a real estate acquisition fee of $51,000 to BCM based on the $5.1 million purchase price of the property.

In March 1997, the Company completed the sale of the Plumtree Apartments, a 116 unit apartment complex in Martinez, California, that was under contract for sale at December 31, 1996, for $7.8 million in cash. The Company received net cash of $1.6 million after the payoff of $5.7 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate sales commission of $226,000 to Carmel Realty based on the $7.8 million sales price of the property. The Company recognized a gain of $1.8 million on the sale.

In May 1997, the Company purchased the La Mesa Village Plaza, a 92,611 square foot office building in La Mesa, California, for $8.1 million. The Company paid $2.1 million in cash and obtained new mortgage financing of $6.0 million. The mortgage bears interest at 9.1875% per annum, requires monthly payments of principal and interest of $51,124 and matures in June 2007. The Company paid a real estate brokerage commission of $232,000 to Carmel Realty and a real estate acquisition fee of $81,000 to BCM based on the $8.1 million purchase price of the property.

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

Also in June 1997, the Company purchased Renaissance Parc Apartments, a 294 unit apartment complex in Dallas, Texas, for $15.7 million. The Company paid $3.2 million in cash and obtained new mortgage financing of $12.5 million. The mortgage bears interest at 8.375% per annum, requires monthly payments of principal and interest of $95,161 and matures in July 2007. The Company paid a real estate brokerage commission of $355,000 to Carmel Realty and a real estate acquisition fee of $157,000 to BCM based on the $15.7 million purchase price of the property.

Further in June 1997, the Company purchased LaMonte Park Apartments, a 128 unit apartment complex in Houston, Texas, for $3.7 million. The Company paid $200,000 in cash and assumed the existing mortgage of $3.5 million. The mortgage bears interest at a variable rate, currently 8.6% per annum, requires monthly payments of principal and interest of $30,527 and matures in July 2001. The Company paid a real estate brokerage commission of $132,000 to Carmel Realty and a real estate acquisition fee of $37,000 to BCM based on the $3.7 million purchase price of the property.

In September 1997, the Company purchased Valley View Center, a partially complete four story office building in Farmers Branch, Texas, for $565,000 in cash. The Company paid a real estate brokerage commission of $23,000 to Carmel Realty and a real estate acquisition fee of $6,000 to BCM based on the $565,000 purchase price of the property.

In October 1997, the Company refinanced the matured mortgage debt secured by Daley Plaza Corporate Center in San Diego, California in the amount of $7.0 million. The Company received net cash of $3.3 million after the payoff of $3.7 million in existing mortgage debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate, currently 9.75% per

Real Estate (Continued)

annum, requires monthly payments of principal and interest of $62,380 and matures in October 2002. The Company paid a mortgage brokerage and equity refinancing fee of $70,000 to BCM based on the new $7.0 million mortgage.

In November 1997, the Company purchased Westlake Village, a 45,500 square foot office building in Westlake Village, California, for $3.9 million. The Company paid $1.0 million in cash and obtained new mortgage financing of $2.9 million. The mortgage bears interest at a variable rate, currently 9.75% per annum, requires monthly payments of principal and interest of $26,258 and matures in October 2002. The Company paid a real estate brokerage commission of $134,000 to Carmel Realty and a real estate acquisition fee of $39,000 to BCM based on the $3.9 million purchase price of the property.

In December 1997, the Company purchased Akard Plaza, a 42,895 square foot office building in Dallas, Texas, for $3.5 million. The Company paid $1.0 million in cash with the seller providing purchase money financing of the remaining $2.5 million of the purchase price. The financing bears interest at 9% per annum, requires monthly payments of interest only and matures in June 1998. The Company paid a real estate brokerage commission of $125,000 to Carmel Realty and a real estate acquisition fee of $35,000 to BCM based on the $3.5 million purchase price of the property.

Also in December 1997, the Company purchased Fireside Thrift, a 56,120 square foot office building in Newark, California, for $6.0 million. The Company paid a $1.7 million in cash and assumed the existing mortgage of $4.3 million. The mortgage bears interest at 9.4% per annum, requires monthly payments of principal and interest of $35,843 and matures in September 2006. The Company paid a real estate brokerage commission of $190,000 to Carmel Realty and a real estate acquisition fee of $60,000 to BCM based on the $6.0 million purchase price of the property.

Further in December 1997, the Company sold the Spanish Trace Apartments, a 136 unit apartment complex in Irving, Texas, for $1.8 million in cash. The Company had obtained the property through foreclosure in 1994. The Company received net cash of $1.7 million after the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $72,000 to Carmel Realty based on the $1.8 million sales price of the property. The Company recognized a gain of $631,000 on the sale.

Partnership Properties. Set forth below are the properties owned by a partnership in which the Company is an equity investee and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1997, 1996 and 1995:

                                                                               Rent Per
                                                                              Square Foot                   Occupancy %
                                                       Units/          --------------------------     ----------------------
   Property                Location               Square Footage       1997      1996      1995        1997    1996      1995
-----------------        --------------            ---------------     ------    ------    ------     ------  ------    -----
Apartments
----------
Inwood Greens            Houston, TX                   126 units/
                                                   105,960 sq. ft.     $   .46   $  .45    $  .44       94        93       93
Oaks of Inwood           Houston, TX                   198 units/
                                                   167,872 sq. ft.         .45      .44       .43       94        93       91
Office Building
MacArthur Mills          Carrollton, TX             53,472 sq. ft.        9.35     8.38      7.60       97        94       95

Shopping Centers
Chelsea Square           Houston, TX                70,275 sq. ft.        9.21     9.32      9.51       49        69       77
Summit at
 Bridgewood              Fort Worth, TX             48,696 sq. ft.        9.48     8.67      9.27       65        62       63

The Company owns a 36.3% general partner interest and TCI owns a 63.7% combined general and limited partner interest in Tri-City Limited Partnership which in turn owns the five properties listed above. In 1997, the Company made advances to the partnership of $218,000 and received $218,000 in operating distributions and $627,000 in financing distributions from the partnership.


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

At December 31, 1997, the Company's mortgage notes receivable portfolio consisted of one performing wraparound mortgage note, with an outstanding principal balance of $2.0 million, secured by a shopping center in Joliet, Illinois.

During 1997, the Company funded no new mortgage loans and made no additional advances on its existing mortgage loan.

Partnership mortgage loans. The Company owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates ("NIA"). NIA in turn owns a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri. In August 1997, Mountain Home Associates, the owner of the shopping center, refinanced the matured mortgage secured by the shopping center in the amount of $850,000. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $13,000 and matures in May 2005.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Company, together with CMET, National Income Realty Trust and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., in the United States District Court for the Northern District of California, relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") which settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and that modified certain provisions of April 1990 settlement. The Olive Modification was preliminarily approved by the Court July 1, 1994 and final Court approval was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Court retained jurisdiction to enforce the Olive Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Olive Modification by various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intended to assert that certain actions taken by the Board of Directors breached the terms of the Olive Modification. On January 27, 1997, the parties entered into an Amendment to the Olive Modification effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. On May 2, 1997, a hearing was held for the Court to consider approval of the Olive Amendment. As a result of the hearing, the parties entered into a revised Olive Amendment. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provides for the addition of four new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, TCI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Olive Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Olive Amendment, all shares of the Company owned by Gene E. Phillips or any of his affiliates shall be voted at all stockholder meetings of the Company held until April 28, 1999 in favor of all new members of the Company's Board of Directors added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Company owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

In accordance with the Olive Amendment, Richard W. Douglas, Larry E. Harley and
R. Douglas Leonhard were added to the Company's Board of Directors in January 1998 and Murray Shaw was added to the Company's Board of Directors in February 1998.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                      ----------------------------------

                                    PART II
                                    -------


ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "IOT". The following table sets forth the high and low prices for the Company's Common Stock as reported on the AMEX.

  QUARTER ENDED                                         HIGH             LOW
  -------------                                         ----             ---

March 31, 1998 (through March 6, 1998).........       $11 7/8            $11 3/8

March 31, 1997.................................        14 5/8             11
June 30, 1997..................................        14 1/2             11 1/2
September 30, 1997.............................        16                 11
December 31, 1997..............................        12 1/2             11 1/2

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS (Continued)

  QUARTER ENDED                                       HIGH           LOW
------------------                                -----------     ---------
March 31, 1996 ..............................     $  10 2/3 *     $ 9 1/4 *
June 30, 1996 ...............................        10 1/2 *       9 3/4 *
September 30, 1996 ..........................        11             9 1/2
December 31, 1996 ...........................        11 1/2         9 5/8


* Restated for the two for one forward stock split effected June 14, 1996.

As of March 6, 1998, the closing price of the Company's Common Stock on the AMEX was $11.50 per share.

As of March 6, 1998, the Company's Common Stock was held by 1,856 holders of record.

The Company paid quarterly dividends in 1997 and 1996 as follows:

                                                                                                               Amount
                                                                                                                Per
  Date Declared                         Record Date                        Payable Date                        Share
------------------                  -------------------                 -------------------                   -------
February 26, 1997                   March 14, 1997                      March 31, 1997                         $ .10
June 5, 1997                        June 13, 1997                       June 30, 1997                            .10
September 3, 1997                   September 15, 1997                  September 30, 1997                       .10
December 1, 1997                    December 15, 1997                   December 31, 1997                        .10

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

---------------------

* Restated for the two for one forward stock split effected June 14, 1996.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1997 represented capital gains and 100% of the dividends paid in 1996 represented a return of capital.

On December 5, 1989, the Company's Board of Directors approved a share repurchase program. The Company's Board of Directors authorized the Company to repurchase a total of 200,000 shares of its Common Stock pursuant to such program. Through December 31, 1997, the Company had repurchased a total of 198,904 shares of its Common Stock pursuant to such program at a total cost to the Company of $1.8 million. In 1997, the Company repurchased none of its shares of Common Stock.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.        SELECTED FINANCIAL DATA


                                                            For the Years Ended December 31,
                                   -------------------------------------------------------------------------------
                                       1997             1996             1995             1994             1993
                                   -----------      -----------      -----------      -----------      -----------
                                                       (dollars in thousands, except per share)
EARNINGS DATA
Revenues .....................     $    12,487      $     9,005      $     7,919      $     6,852      $     7,113
Expenses .....................          13,175            9,658            8,081            7,225            7,247
                                   -----------      -----------      -----------      -----------      -----------

(Loss) from operations .......            (688)            (653)            (162)            (373)            (134)
Equity in income (loss)
 of partnerships .............              52               85             (744)              86              203
Gain on sale of real
   estate ....................           3,953             --               --               --               --
Extraordinary gain ...........            --               --               --               --                806
                                   -----------      -----------      -----------      -----------      -----------
Net income (loss) ............     $     3,317      $      (568)     $      (906)     $      (287)     $       875
                                   ===========      ===========      ===========      ===========      ===========

PER SHARE DATA
Income (loss) before
   extraordinary gain ........     $      2.18      $      (.37)     $      (.57)     $      (.18)     $       .04
Extraordinary gain ...........            --               --               --               --                .50
                                   -----------      -----------      -----------      -----------      -----------
Net income (loss) ............     $      2.18      $      (.37)     $      (.57)     $      (.18)     $       .54
                                   ===========      ===========      ===========      ===========      ===========

Dividends per share ..........     $       .40      $       .40      $       .30      $       .30      $       .25

Weighted average Common
   shares outstanding ........       1,519,888        1,530,008        1,582,888        1,582,888        1,609,432



                                                                     December 31,
                                   -------------------------------------------------------------------------------
                                       1997             1996             1995             1994             1993
                                   -----------      -----------      -----------      -----------      -----------
                                                      (dollars in thousands, except per share)

BALANCE SHEET DATA
Notes and interest
   receivable, net ...........     $     2,010      $     1,998      $     1,986      $     1,974      $     2,983
Real estate held for
   sale, net
   Foreclosed ................            --                914              845           15,878           15,121
   Other .....................            --              5,709             --             25,157           25,710
Real estate held for
   investment, net ...........          81,914           46,693           39,480             --               --
Total assets .................          90,309           63,593           49,169           49,035           50,127
Notes and interest
   payable ...................          61,323           38,957           22,682           20,717           21,354
Stockholders' equity .........          25,131           22,381           24,191           25,572           26,334

Book value per share .........     $     16.53      $     14.63      $     15.28      $     16.16      $     16.36


The Company acquired eight properties in 1997 for a total of $46.6 million and two properties in 1996 for a total of $13.1 million. The Company sold three properties in 1997 for a total of $24.8 million. See
ITEM 2. "PROPERTIES - REAL ESTATE" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1997 aggregated $1.1 million compared with $3.2 million at December 31, 1996. The Company's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings, collection of its mortgage note receivable and partnership distributions. The Company anticipates that it will have sufficient cash in 1998 to meet its various cash requirements including the payment of dividends, debt service obligations and property development, renovation and/or improvement costs.

The Company's cash flow from property operations (rents collected less payments for property operating expenses) increased from $3.5 million in 1996 to $6.5 million in 1997. This increase is the result of the acquisition of eight income producing properties in 1997 and two income producing properties in 1996 and also to increased occupancy and rental rates, primarily at the Company's commercial properties, and the control of operating expenses. These increases are partially offset by a decrease of $1.2 million due to properties sold in 1997. The Company's management believes that this trend will continue, particularly in the Company's apartments, if the economy remains stable or improves.

Interest collected on mortgage notes receivable decreased from $327,000 in 1996 to $253,000 in 1997. This decrease is primarily due to a decrease in short term investment income. Interest is expected to continue to decrease as a source of cash to the Company due to the expected payoff of its one mortgage note receivable in August 1998. The Company has determined that generally, it will not actively seek to originate new mortgage loans, other than those resulting from the Company's providing purchase money financing in connection with a property sale.

Interest paid on the Company's notes payable increased from $2.3 million in 1996 to $3.9 million in 1997. This increase is primarily attributable to interest paid on mortgages secured by two income producing properties purchased by the Company in 1996 and eight income producing properties purchased by the Company in 1997 and interest paid on two financings in 1996 secured by previously unencumbered commercial properties and the refinancing of a commercial property in 1997. The Company believes that interest paid on notes payable will continue to increase as the Company continues to acquire properties on a leveraged basis and/or obtain financing on its one unencumbered property.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company was involved in significant investing activities during 1997. The Company purchased two apartment complexes and six commercial properties during 1997, for which the Company paid a total of $46.6 million. The Company paid $14.2 million in cash, with the remaining $34.8 million financed through new or assumed mortgage debt. The Company also made improvements to its properties totaling $901,000. The Company sold three apartment complexes during 1997 for $24.8 million. The Company received net cash of $8.4 million after the payoff of existing mortgage debt and the payment of various closing costs associated with the sales.

During 1997, the Company refinanced the mortgage debt secured by an office building. The Company received net cash of $3.3 million after the payoff of $3.7 million in existing mortgage debt and the payment of various closing costs associated with the refinancing. Also during 1997, the Company made scheduled mortgage principal payments totaling $736,000. Scheduled principal payments on notes payable of $3.5 million are due in 1998.

The Company owns a 36.3% general partner interest and Transcontinental Realty Investors, Inc. ("TCI") owns a 63.7% combined general and limited partner interest in the Tri-City Limited Partnership ("Tri-City"). In 1997, the Company received $218,000 in distributions from Tri-City's operating cash flow, $627,000 from its financing cash flow and made advances of $218,000 to Tri-City. In 1997, the Company received no distributions from and made $7,000 in contributions to Nakash Income Associates ("NIA"). The Company owns a 40% general partner interest and TCI owns a 60% general partner interest in NIA. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

The Company has paid quarterly dividends since the first quarter of 1993. In 1997 and 1996, the Company paid dividends to its stockholders totaling $567,000 ($.40 per share) and $621,000 ($.40 per share), respectively.

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

Results of Operations

1997 COMPARED TO 1996. For the year 1997, the Company reported net income of $3.3 million as compared with a net loss of $568,000 in 1996. The Company's 1997 net income includes gains on sale of real estate of $4.0 million, where as its 1996 net loss includes no such gains. The primary factors contributing to the Company's 1997 net income are discussed in the following paragraphs.

Rents in 1997, were $12.2 million compared to $8.7 million in 1996. Of this increase, $5.4 million is attributable to the ten properties purchased in 1997 and late 1996 and $355,000 is attributable to increased occupancy and rental rates at two of the Company's commercial properties and two of its apartment complexes. This increase is partially offset by a decrease of $2.2 million due to three apartment complexes being sold in 1997. Rents are expected to increase in 1998 due to a full year of operations of the commercial properties acquired in 1997.

Property operations expense for 1997 was $5.9 million, compared to $4.4 million for 1996. Of the increase, $2.5 million is attributable to the ten properties purchased in 1997 and late 1996 and $87,000 is due to increased repairs and maintenance at one of the Company's commercial properties. This increase is partially offset by a decrease of $1.0 million due to three apartment complexes being sold in 1997.

Equity in income of partnerships was $52,000 in 1997 compared to $85,000 in 1996. The decrease is due to expenses relating to the refinancing of one of the partnership's mortgage debt.

Interest income of $266,000 in 1997 decreased from the $339,000 earned in 1996. This decrease is primarily due to a decrease in short term investment income. Interest income is expected to decrease in 1998, as the Company's only mortgage note receivable is scheduled to mature in August 1998.

Interest expense increased to $4.1 million in 1997 compared to $2.6 million in 1996. Of this increase $2.1 million is attributable to the purchase of ten properties in 1997 and late 1996 and $191,000 is due to the financing of two previously unencumbered commercial properties in late 1996 and the refinancing of a commercial property in 1997. This increase is partially offset by a decrease of $848,000 due to three apartment complexes being sold in 1997. Interest expense will increase in 1998 due to a full year's affect of the 1997 transactions, described above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Depreciation expense increased to $1.6 million in 1997 compared to $1.1 million in 1996. Of this increase, $734,000 is due to ten properties purchased in 1997 and late 1996 partially offset by a decrease of $294,000 due to three apartment complexes being sold in 1997. Depreciation expense will increase in 1998 due to a full year's affect of the eight properties acquired by the Company in 1997.

Advisory fee expense increased to $343,000 in 1997 compared to $227,000 in 1996. Such increase is attributable to an increase in the Company's gross assets, the basis for such fee. Such fee is expected to continue to increase as the Company's assets increase.

Net income and incentive sales fees totaling $275,000 were earned by the Company's advisor in 1997. Such fees are the result of the Company recognizing gains totaling $4.0 million from the sale of three apartment complexes in 1997. No such fees were earned by the Company's advisor in 1996.

General and administrative expenses for 1997 decreased to $1.0 million as compared to $1.3 million in 1996. Of this decrease, $189,000 is attributable to a decrease in legal fees related to the Olive litigation (see NOTE 14. "COMMITMENTS AND CONTINGENCIES") and $248,000 is attributable to the 1996 preparation of proxy material and registration statement relating to the Company's incorporation, which is nonrecurring in nature. These decreases are partially offset by an increase of $73,000 in advisor cost reimbursements and $90,000 in professional fees relating to the selection of new directors.

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

Results of Operations (Continued)

underlying note payable by Nakash Income Associates ("NIA"), a partnership in which the Company has a 40% general partner interest and to the writedown of a wraparound mortgage note receivable to the balance of the underlying mortgage payable also by NIA. The Company's equity share of the loss on the note modification was $85,000 and its equity share of the note writedown was $601,000. See NOTE 5. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS." Excluding the effect of the NIA transactions, equity earnings would have been comparable in each year.

Interest income increased to $339,000 in 1996 from $231,000 in 1995 due to an increase in short-term investment income.

Interest expense increased to $2.6 million in 1996 compared to $2.0 million in 1995. Of this increase, $537,000 is attributable to the refinancing of two previously unencumbered commercial properties in March 1996 and in September 1996 and $100,000 is due to the purchase of two commercial properties in 1996.

Depreciation expense of $1.1 million in 1996 was comparable to the $1.1 million in 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sale values of properties and, correspondingly, the ultimate realizable value of the Company's real estate and notes receivable portfolios. Inflation also has an effect on the Company's earnings from short-term investments.


Taxes

For the years 1995, 1996 and 1997, the Company elected and in the opinion of the Company's management qualified, to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.


Year 2000

The Company's advisor has advised the Company that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Company's advisor has also advised the Company that it has recently received and plans to install in 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                    --------


Report of Independent Certified Public Accountants..............      26


Consolidated Balance Sheets -
    December 31, 1997 and 1996..................................      27


Consolidated Statements of Operations -
    Years Ended December 31, 1997, 1996 and 1995................      28


Consolidated Statements of Stockholders' Equity -
    Years Ended December 31, 1997, 1996 and 1995................      29


Consolidated Statements of Cash Flows -
    Years Ended December 31, 1997, 1996 and 1995................      30


Notes to Consolidated Financial Statements......................      32


Schedule III - Real Estate and Accumulated Depreciation.........      46


Schedule IV  - Mortgage Loans on Real Estate....................      48







All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors of
Income Opportunity Realty Investors, Inc.

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.






                                          BDO SEIDMAN, LLP



Dallas, Texas
March 6, 1998

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                             December 31,
                                                        -----------------------
                                                           1997          1996
                                                        ----------    ---------
                                                        (dollars in thousands)
                         Assets
Notes and interest receivable
   Performing .......................................     $ 2,010     $ 1,998

Foreclosed real estate held for sale, net of
   accumulated depreciation ($20 in 1996) ...........          --         914

Real estate under contract for sale, net of
   accumulated depreciation ($1,904 in 1996) ........          --       5,709

Real estate held for investment, net of accumulated
   depreciation ($5,211 in 1997 and $5,311 in 1996) .      81,914      46,693

Investment in partnerships ..........................       1,762       2,331
Cash and cash equivalents ...........................       1,145       3,186
Other assets (including $302 in 1997 and $256 in
   1996 from affiliates) ............................       3,478       2,762
                                                          -------     -------
                                                          $90,309     $63,593
                                                          =======     =======


       Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ..........................     $61,323     $38,957
Other liabilities (including $468 in 1997 to
   affiliates) ......................................       3,855       2,255
                                                          -------     -------
                                                           65,178      41,212

Commitments and contingencies


Stockholders' equity
Common Stock, $.01 par value;
   authorized 10,000,000 shares; issued and
   outstanding 1,519,888 shares in 1997 and 1996 ....          15          15
Paid-in capital .....................................      64,804      64,804
Accumulated distributions in excess of accumulated
   earnings .........................................     (39,688)    (42,438)
                                                          -------     -------
                                                           25,131      22,381
                                                          -------     -------
                                                          $90,309     $63,593
                                                          =======     =======





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 For the Years Ended December 31,
                                            ----------------------------------------
                                                1997         1996            1995
                                            -----------   -----------    -----------
                                            (dollars in thousands, except per share)
Revenues
   Rents ..............................     $   12,221     $    8,666     $    7,688
   Interest ...........................            266            339            231
                                            ----------     ----------     ----------

                                                12,487          9,005          7,919


Expenses
   Property operations (including $503
      in 1997, $209 in 1996 and $156 in
      1995 to affiliates) .............          5,900          4,358          4,035
   Interest ...........................          4,069          2,629          1,979
   Depreciation .......................          1,615          1,128          1,052
   Advisory fee to affiliate ..........            343            227            316
   Net income and incentive sales fee
      due to affiliate  ...............            275             --             --
   General and administrative
      (including $248 in 1997, $175 in
      1996 and $140 in 1995 to
      affiliate) ......................            973          1,316            699
                                            ----------     ----------     ----------

                                                13,175          9,658          8,081
                                            ----------     ----------     ----------

(Loss) from operations ................           (688)          (653)          (162)

Equity in income (loss) of
   partnerships .......................             52             85           (744)
Gain on sale of real estate ...........          3,953             --             --
                                            ----------     ----------     ----------
Net income (loss) .....................     $    3,317     $     (568)    $     (906)
                                            ==========     ==========     ==========
Earnings per share
Net income (loss) .....................     $     2.18     $     (.37)    $     (.57)
                                            ==========     ==========     ==========

Weighted average shares of
   Common Stock used in
   computing earnings per share .......      1,519,888      1,530,008      1,582,888
                                            ==========     ==========     ==========





  The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                             Accumulated
                                                                             Distributions
                                  Common Stock                               in Excess of
                              --------------------------        Paid-in      Accumulated   Stockholders'
                               Shares           Amount         Capital         Earnings        Equity
                              --------         ---------       -------       -----------   ------------
                                                         (dollars in thousands)
Balance, January 1, 1995      1,582,888      $    3,347      $   62,093      $  (39,868)     $   25,572

Dividends ($.30 per
   share) ..............             --              --              --            (475)           (475)

Net (loss) .............             --              --              --            (906)           (906)
                              ---------      ----------      ----------      ----------      ----------

Balance, December 31,
   1995 ................      1,582,888           3,347          62,093         (41,249)         24,191


Change in par value ....             --          (3,332)          3,332              --              --

Repurchase of Common
 Stock .................        (63,000)             --            (621)             --            (621)

Dividends ($.40 per
   share) ..............             --              --              --            (621)           (621)

Net (loss) .............             --              --              --            (568)           (568)
                              ---------      ----------      ----------      ----------      ----------

Balance, December 31,
   1996 ................      1,519,888              15          64,804         (42,438)         22,381


Dividends ($.40 per
   share) ..............             --              --              --            (567)           (567)

Net income .............             --              --              --           3,317           3,317
                              ---------      ----------      ----------      ----------      ----------

Balance, December 31,
   1997 ................      1,519,888      $       15      $   64,804      $  (39,688)     $   25,131
                              =========      ==========      ==========      ==========      ==========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended December 31,
                                                   ------------------------------------
                                                     1997          1996          1995
                                                   ---------    ----------    ---------
                                                          (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ...........................     $ 11,772      $  8,688      $  7,685
   Interest collected ........................          253           327           219
   Interest paid .............................       (3,856)       (2,281)       (1,816)
   Payments for property operations
      (including $503 in 1997, $209 in 1996
      and $156 in 1995 to affiliate) .........       (5,295)       (5,223)       (3,776)
   Advisory and net income fee paid to
      affiliate ..............................         (567)         (386)         (316)
   General and administrative expenses paid
      (including $248 in 1997, $175 in 1996
      and $140 in 1995 to affiliates) ........       (1,081)       (1,151)         (851)
   Distributions from equity partnership's
      operating cash flow ....................          218           308           298
   Escrow funding ............................         (522)         (219)         (131)
   Other .....................................          663            88           (97)
                                                   --------      --------      --------
         Net cash provided by operating
            activities .......................        1,585           151         1,215

Cash Flows from Investing Activities
   Funding of equity partnerships ............         (224)          (82)          (20)
   Real estate improvements ..................         (901)         (290)         (341)
   Acquisition of real estate (including
      $1,826 in 1997 and $532 in 1996 to
      affiliate) .............................      (38,174)      (10,151)           --
   Proceeds from sale of real estate .........       23,593            --            --
                                                   --------      --------      --------
      Net cash (used in) investing activities       (15,706)      (10,523)         (361)

Cash Flows from Financing Activities
   Proceeds from notes payable ...............       31,565        13,011         6,300
   Payments on notes payable .................      (19,452)         (439)       (4,300)
   Deferred financing costs ..................         (250)         (488)         (294)
   Distributions from equity partnership's
      financing cash flow ....................          627            --           486
   Dividends to stockholders .................         (567)         (621)         (475)
   Repurchase of Common Stock ................           --          (621)           --
   Payments (to)/from advisor ................          157          (272)          185
                                                   --------      --------      --------
         Net cash provided by financing
            activities .......................       12,080        10,570         1,902

Net increase (decrease) in cash and
   cash equivalents ..........................       (2,041)          198         2,756
Cash and cash equivalents, beginning of year .        3,186         2,988           232
                                                   --------      --------      --------
Cash and cash equivalents, end of year .......     $  1,145      $  3,186      $  2,988
                                                   ========      ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)





                                                       For the Years Ended December 31,
                                                      ----------------------------------
                                                        1997        1996          1995
                                                      ---------   ---------     --------
                                                           (dollars in thousands)
Reconciliation of net income (loss) to net
   cash provided by operating activities
   Net income (loss) ............................     $ 3,317      $  (568)     $  (906)

   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities
         Depreciation and amortization ..........       1,718        1,261        1,238
         Gain on sale of real estate ............      (3,953)          --           --
         Equity in loss (income) of partnerships          (52)         (85)         744
         Distributions from equity
            partnership's operating cash flow ...         218          308          298
         (Increase) in other assets .............      (1,091)        (350)        (287)
         Increase (decrease) in interest
            payable .............................          97          203          (35)
         Increase (decrease) in other
            liabilities .........................       1,331         (618)         163
                                                      -------      -------      -------
                Net cash provided by operating
                  activities ....................     $ 1,585      $   151      $ 1,215
                                                      =======      =======      =======
Schedule of noncash investing and financing
   activities


   Notes payable from purchase of
      real estate ...............................     $ 7,736      $ 3,500      $    --






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

Certain balances for 1996 and 1995 have been reclassified to conform to the 1997 presentation. Shares and per share data have been restated for the two for one forward Common Stock split effected June 14, 1996.

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

extent that the Company's investment in the note exceeds the Company's estimate of fair value of the collateral securing such note.

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

Earnings per share. Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year, adjusted for the two for one stock split effective June 14, 1996.

NOTE 2.         NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:


                                        1997                     1996
                              ----------------------    ---------------------
                              Estimated                            Estimated
                                Fair         Book         Fair       Book
                               Value         Value        Value      Value
                              ---------     --------    --------   ----------
Note Receivable
   Performing ............     $ 2,015      $ 2,000      $ 2,020     $ 2,000
                               =======                   =======

Accrued interest .........                       17                       17
Unamortized discount......                       (7)                     (19)
                                            -------                  -------
                                            $ 2,010                  $ 1,998
                                            =======                  =======

The Company does not recognize interest income on nonperforming notes receivable. For the year 1995, unrecognized interest income on nonperforming notes receivable totaled $121,000. The Company's single note receivable was performing throughout 1997, bears interest at 10.0% per annum and matures in 1998.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3.          REAL ESTATE AND DEPRECIATION

In January 1997, the Company purchased the Chuck Yeager Building, a 60,060 square foot industrial/office building in Chantilly, Virginia, for $5.1 million. The Company paid $2.0 million in cash and obtained new mortgage financing of $3.1 million.

In March 1997, the Company completed the sale of the Plumtree Apartments, a 116 unit apartment complex in Martinez, California, that was under contract for sale at December 31, 1996, for $7.8 million in cash. The Company received net cash of $1.6 million after the payoff of $5.7 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company recognized a gain of $1.8 million on the sale.

In May 1997, the Company purchased the La Mesa Village Plaza, a 92,611 square foot office building in La Mesa, California, for $8.1 million. The Company paid $2.1 million in cash and obtained new mortgage financing of $6.0 million.

In June 1997, the Company sold the Porticos Apartments, a 256 unit apartment complex in Milwaukee, Wisconsin, for $15.2 million in cash. The Company received net cash of $5.2 million after the payoff of $9.6 in existing mortgage debt and the payment of various closing costs associated with the sale. The Company recognized a gain of $1.5 million on the sale.

Also in June 1997, the Company purchased Renaissance Parc Apartments, a 294 unit apartment complex in Dallas, Texas, for $15.7 million. The Company paid $3.2 million in cash and obtained new mortgage financing of $12.5 million.

Further in June 1997, the Company purchased LaMonte Park Apartments, a 128 unit apartment complex in Houston, Texas, for $3.7 million. The Company paid $200,000 cash and assumed the existing mortgage of $3.5 million.

In September 1997, the Company purchased Valley View Center, a partially complete four story office building in Farmers Branch, Texas, for $565,000 in cash.

In November 1997, the Company purchased Westlake Village, a 45,500 square foot office building in Westlake Village, California, for $3.9 million. The Company paid $1.0 million in cash and obtained new mortgage financing of $2.9 million.

In December 1997, the Company purchased Akard Plaza, a 42,895 square foot office building in Dallas, Texas, for $3.5 million. The Company paid $1.0 million in cash with the seller providing purchase money financing of the remaining $2.5 million of the purchase price.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.    REAL ESTATE AND DEPRECIATION

Also in December 1997, the Company purchased Fireside Thrift, a 56,120 square foot office building in Newark, California, for $6.0 million. The Company paid $1.7 million in cash and assumed the existing mortgage of $4.3 million.

Further in December 1997, the Company sold the Spanish Trace Apartments, a 136 unit apartment complex in Irving, Texas, for $1.8 million in cash. The Company had obtained the property through foreclosure in 1994. The Company received net cash of $1.7 million after the payment of various closing costs associated with the sale. The Company recognized a gain of $631,000 on the sale.

In 1996, the Company purchased two office buildings: Daley Plaza Corporate Center, a three building, 122,795 square foot office facility in San Diego, California, and the Olympic Building, a 57,000 square foot office building in Los Angeles, California. The Company paid $5.1 million in cash and either obtained new mortgage or seller financing of $8.0 million.

NOTE 4.    ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:


                                          1997           1996         1995
                                        --------      ---------     --------
Balance  January 1,..........           $      -      $     121     $    121
   Amounts charged off........                 -           (121)           -
                                        --------      ---------     --------
Balance  December 31,.........                 -              -          121
                                        ========      =========     ========

NOTE 5.    INVESTMENT IN EQUITY METHOD PARTNERSHIPS

The Company's investments in equity method partnerships consist of the following:

                                                   1997            1996
                                                 --------       --------
Tri-City Limited Partnership ("Tri-City")....    $  1,523       $  2,072
Nakash Income Associates ("NIA").............         239            259
                                                 --------       --------
                                                 $  1,762       $  2,331
                                                 ========       ========

The Company uses the equity method to account for its 36.3% general partner interest in Tri-City, which owns five properties in Texas. Transcontinental Realty Investors, Inc. ("TCI") owns a combined 63.7% general and limited partner interest in Tri-City. In September 1997, Tri-City obtained first mortgage financing of $1.9 million secured by the previously unencumbered Oaks of Inwood and Inwood Green Apartments. The Company received $627,000 of the net financing proceeds. As of March 6, 1998, TCI owned approximately 22.5% of the Company's outstanding shares of Common Stock.

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

At December 31, 1995, NIA owned two wraparound mortgage notes receivable, one of which was secured by a shopping center in Onandaga, New York. In July 1995, the owner of the shopping center informed NIA that it had determined that further investment in the shopping center was not justified and further that it had offered to deed the property back to the first lien holder in lieu of foreclosure making the wraparound note receivable held by NIA uncollectible. NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Company's equity portion of the loss was $601,000. The property was returned to the lender in March 1996. In September 1995, the Company received notice from NIA that the other of its wraparound notes receivable secured by a shopping center in Maulden, Missouri had been modified in conjunction with the modification of the underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Company's equity share was $85,000. In August 1997, the owner of the shopping center refinanced the matured mortgage secured by the shopping center in the amount of $850,000.

Set forth below are summarized financial data for the partnerships the Company accounts for using the equity method:


                                                       1997           1996
                                                    ---------       --------
Notes receivable...........................         $     902       $    902
Real estate, net of accumulated
   depreciation ($4,368 in 1997 and $3,896
   in 1996 ................................            10,024          9,906
Other assets...............................               410            148
Notes payable..............................            (4,102)        (2,422)
Other liabilities..........................              (415)          (384)
                                                    ---------       --------
Partners' capital .........................         $   6,819       $  8,150
                                                    =========       ========

                                     1997           1996          1995
                                   --------       --------      --------
Rents..........................    $  2,648       $  2,643      $  2,478
Interest income................          30            121           319
Interest expense...............        (289)          (249)         (259)
Property operations expense....      (1,757)        (1,768)       (1,587)
Depreciation...................        (472)          (501)         (607)
Provision for losses...........           -              -        (1,714)
                                   --------       --------      --------
Net income (loss)..............    $    160       $    246      $ (1,370)
                                   ========       ========      ========

The Company's equity share of the above net income (loss) for 1997, 1996 and 1995 was $56,000, $89,000 and $(552,000), respectively, before amortization of property acquisition costs discussed below.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.    INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

The Company's share of the above partnerships' capital was $2.5 million in 1997 and $3.0 million in 1996.

The excess of the Company's investment over its respective share of the equity in the underlying net assets of Tri-City relates principally to the remaining unamortized property acquisition costs of $172,000 in 1997 and $176,000 in 1996. These amounts are being amortized over the remaining estimated useful lives of the properties.

NOTE 6.    NOTES AND INTEREST PAYABLE

Notes and interest payable consist of the following:

                                        1997                      1996
                               ----------------------    ----------------------
                               Estimated                 Estimated
                                 Fair         Book          Fair       Book
                                 Value        Value         Value      Value
                               ---------    ---------     --------   ---------
Notes payable...............   $  62,612    $  60,998     $ 38,612   $  38,652
                               =========                  ========
Interest payable............                      325                      305
                                            ---------                ---------
                                            $  61,323                $  38,957
                                            =========                =========

Scheduled notes payable principal payments are due as follows:


             1998....................................  $  3,525
             1999....................................     3,304
             2000....................................       823
             2001....................................     4,019
             2002....................................    10,136
             Thereafter..............................    39,191
                                                       --------
                                                       $ 60,998
                                                       ========

Mortgage notes payable at December 31, 1997, bear interest at rates ranging from 7.75% to 11.0% and mature between 1998 and 2007. These notes are collateralized by deeds of trust on real estate with a net carrying value of $81.2 million.

In 1997, the Company purchased two apartment complexes and six office buildings for a total of $46.6 million. In conjunction with the purchases, the Company either assumed existing mortgage debt or obtained new mortgage financing totaling $34.8 million. The mortgages bear interest at rates ranging from 8.375% to 11.0% per annum, require monthly payments of principal and interest, currently totaling $310,939, and mature from June 1998 to July 2007.

In October 1997, the Company refinanced the matured mortgage debt secured by Daley Plaza Corporate Center in San Diego, California in the amount of $7.0 million. The Company received net cash of $3.3 million after the payoff of $3.7 million in existing mortgage debt and the payment of various closing costs associated with the refinancing. The

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.    NOTES AND INTEREST PAYABLE (Continued)

new mortgage bears interest at a variable rate, currently 9.75% per annum, requires monthly payments of principal and interest of $62,380 and matures in October 2002.

In 1996, the Company obtained mortgage financing totaling $8.5 million on the previously unencumbered Saratoga and Town Center Plaza Office Buildings in Saratoga, California and Boca Raton, Florida, respectively. The Company received net cash of $7.6 million after funding required escrows and the payment of various closing costs associated with the financings. The mortgages bear interest at 9.0% and 9.16% per annum, respectively, mature in April and October 2006 and both require principal and interest payments totaling $71,557.

NOTE 7.    DIVIDENDS

The Company has paid quarterly dividends to its stockholders since the first quarter of 1993. The Company paid dividends of $.40 per share in 1997 and 1996 and $.30 per share in 1995 totaling $567,000, $621,000 and $475,000, respectively.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1997 represented capital gains and 100% of the dividends paid in 1996 and 1995 represented a return on capital.

NOTE 8.    RENTS UNDER OPERATING LEASES

The Company's operations include the leasing of office buildings. The leases thereon expire at various dates through 2007. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1997:

         1998...............................................   $   8,224
         1999...............................................       6,795
         2000...............................................       3,948
         2001...............................................       2,064
         2002...............................................         701
         Thereafter.........................................         586
                                                               ---------
                                                               $  22,318
                                                               =========

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.    ADVISORY AGREEMENT (Continued)

At the Company's annual meeting of stockholders held on May 8, 1997, the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of the Company's stockholders was approved. Subsequent renewals of the Company's Advisory Agreement with BCM do not require the approval of the Company's stockholders, but do require approval of the Company's Board of Directors.

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 9.    ADVISORY AGREEMENT (Continued)

Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require that BCM refund $201,000, $191,000 and $44,000, of the 1997, 1996 and 1995 annual advisory fee, respectively.

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


NOTE 10.   PROPERTY MANAGEMENT

Carmel, Ltd. provides property management services to the Company for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Company's office buildings and the commercial properties owned by Tri-City in which the Company and TCI are partners to Carmel Realty which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.


NOTE 11.   REAL ESTATE BROKERAGE

Carmel Realty, also provides brokerage services to the Company on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property purchases and sales in accordance with a sliding scale of total fees to be paid by the Company.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.   ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates:


Fees                                    1997         1996           1995
                                   -----------   -----------    ----------
Advisory.........................  $       343   $       227    $      316
Net income ......................          269             -             -
Incentive sales .................            6             -             -
Brokerage commissions............        2,472           532             -
Mortgage brokerage and equity
  refinancing....................           70            85            63
Property and construction
  management and leasing
  commissions*...................          503           209           156
                                   -----------   -----------    ----------
                                   $     3,663   $     1,053    $      535
                                   ===========   ===========    ==========
Cost reimbursements..............  $       248   $       175    $      140
                                   ===========   ===========    ==========

----------------------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13.   INCOME TAXES

For the years 1997, 1996 and 1995, the Company has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed.

The Company had net income for federal income tax purposes before the application of operating loss carryforwards in 1997 and net losses in 1996 and 1995 for federal income tax purposes; therefore, the Company recorded no provision for income taxes. The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1997, the Company's tax basis in its net assets exceeded its basis for financial statement purposes by $3.0 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1997, the Company had tax net operating loss carryforwards of $15.2 million expiring through the year 2011.

As a result of the Company's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 14.   COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Company, together with Continental Mortgage and Equity Trust ("CMET"), National Income Realty Trust and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") which settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and that modified certain provisions of April 1990 settlement. The Olive Modification was preliminarily approved by the Court July 1, 1994 and final Court approval was entered on December 12, 1994. The effective date of the Olive Modification was January 11, 1995.

The Court retained jurisdiction to enforce the Olive Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Olive Modification by various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intended to assert that certain actions taken by the Board of Directors breached the terms of the Olive Modification. On January 27, 1997, the parties entered into an Amendment to the Olive Modification effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. On May 2, 1997, a hearing was held for the Court to consider approval of the Olive Amendment. As a result of the hearing, the parties entered into a revised Olive Amendment. The Court issued an order approving the Olive Amendment on July 3,1997.

The Olive Amendment provides for the addition of four new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, TCI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Olive Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.   COMMITMENTS AND CONTINGENCIES (Continued)

Under the Olive Amendment, all shares of the Company owned by Gene E. Phillips or any of his affiliates shall be voted at all stockholder meetings of the Company held until April 28, 1999 in favor of all new members of the Company's Board of Directors added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Company owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

In accordance with the Olive Amendment, Richard W. Douglas, Larry E. Harley and
R. Douglas Leonhard were added to the Company's Board of Directors in January 1998 and Murray Shaw was added to the Company's Board of Directors in February 1998.

Other Litigation. The Company is also involved in various other lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

NOTE 15.   QUARTERLY DATA

The following is a tabulation of the Company's quarterly results of operations for the years 1997 and 1996 (unaudited).


                                                Three Months Ended
                                  ------------------------------------------------
                                  March 31     June 30   September 30  December 31
                                  ---------    -------   ------------  -----------
1997
----
Revenues .....................     $ 2,761      $ 2,966     $ 3,235      $ 3,525
Expenses .....................       3,094        2,855       3,476        3,750
                                   -------      -------     -------      -------
Income (loss) from operations         (333)         111        (241)        (225)
Equity in income (loss) of
    partnerships .............          17           29         (25)          31
Gain on sale of real estate ..     $ 1,849        1,473          --          631
                                   -------      -------     -------      -------
Net income (loss) ............     $ 1,533      $ 1,613     $  (266)     $   437
                                   =======      =======     =======      =======
Earnings per share
Net income (loss) ............     $  1.01      $  1.06     $  (.18)     $   .29
                                   =======      =======     =======      =======




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.   QUARTERLY DATA (Continued)


                                                   Three Months Ended
                                 ----------------------------------------------------
                                  March 31     June 30     September 30   December 31
                                 ----------   ---------    ------------   -----------
1996
----
Revenues......................    $  2,110     $  2,114      $   2,173     $   2,608
Expenses......................       2,255        2,374          2,384         2,645
                                  --------     --------      ---------     ---------
(Loss  from operations........        (145)        (260)          (211)          (37)
Equity in income (loss)
     of partnerships                    (1)          31             (1)           56
                                  --------     --------      ---------     ---------
Net income (loss).............        (146)    $   (229)     $    (212)    $      19
                                  ========     ========      =========     =========
 Earnings per share

Net income (loss).............    $   (.09)    $   (.15)     $    (.14)    $     .01
                                  ========     ========      =========     =========

                                                                    SCHEDULE III
                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                                                                      Cost
                                                                                   Capitalized
                                                                                  Subsequent to    Gross Amounts of Which Carried
                                              Initial Cost                         Acquisition              at End of Year
                                         ------------------------   Construction   ------------  -----------------------------------
                                                     Building &        in                                   Building &        (1)
  Property/Location        Encumbrances    Land      Improvements    Progress      Improvements     Land    Improvements     Total
----------------------     ------------  ----------  ------------   ------------   ------------  ---------- ------------   ---------
                                                                      (dollars in thousands)
Properties Held For Investment
------------------------------

APARTMENTS
----------

Eastpoint .............    $    3,341     $   1,181   $     2,749   $        --    $      441    $    1,333  $   3,038     $   4,371
   Mesquite, TX
LaMonte Park ..........         3,439           784         3,137            --            53           784      3,190         3,974
   Houston, TX
Renaissance Parc ......        12,489         3,274        13,095            --            50         3,279     13,140        16,419
   Dallas, TX
Treehouse .............         2,822           375         2,124            --           232           412      2,319         2,731
   San Antonio, TX

OFFICE BUILDINGS
----------------

Akard Plaza ...........         2,500           734         2,936            --            --           734      2,936         3,670
   Dallas, TX
Chuck Yeager ..........         2,890         1,080         4,321            --            46         1,080      4,367         5,447
   Chantilly, VA
Daley Plaza Corporate
 Center ...............         6,985         1,502         6,008            --           231         1,502      6,239         7,741
   San Diego, CA
Fireside Thrift .......         4,263         1,263         5,054            --            --         1,263      5,054         6,317
   Newark, CA
La Mesa Village Plaza .         5,968         1,709         6,836            --            17         1,709      6,853         8,562
   La Mesa, CA
Olympic ...............         4,456         1,264         5,055            --           122         1,264      5,177         6,441
   Los Angeles, CA
Saratoga ..............         7,160         2,577        10,306            --           792         2,596     11,079        13,675
   Saratoga, CA
Town Center Plaza .....         1,194           554         2,214            --           141           554      2,355         2,909
   Boca Raton, FL
Valley View Center ....            --           120           479           114            --           120        593           713
   Farmers Branch, TX
Westlake Village ......         2,923           831         3,324            --            --           831      3,324         4,155
   Westlake Village, CA
                           ----------     ---------   -----------   -----------    ----------    ----------  ---------     ---------
                           $   60,430     $  17,248   $    67,638   $       114    $    2,125    $   17,461  $  69,664     $  87,125
                           ==========     =========   ===========   ===========    ==========    ==========  =========     =========

                                                               Life on Which
                                             Date               Depreciation
                                             of                  In Latest
                                             Con-                Statement
                              Accumulated    struc-   Date     of Operation
  Property/Location           Depreciation   tion    Acquired  is Computed
----------------------        ------------   ----    --------  -------------
                                           (dollars in thousands)
Properties Held For Investment
------------------------------

APARTMENTS
----------

Eastpoint .............   $    1,255       1985       01/86       5 - 40 years
   Mesquite, TX
LaMonte Park ..........           47       1981       06/97       5 - 40 years
   Houston, TX
Renaissance Parc ......          192       1972       06/97       5 - 40 years
   Dallas, TX
Treehouse .............          546       1975       09/89       5 - 40 years
   San Antonio, TX

OFFICE BUILDINGS
----------------

Akard Plaza ...........            6       1984       12/97           40 years
   Dallas, TX
Chuck Yeager ..........          111       1991       01/97       5 - 40 years
   Chantilly, VA
Daley Plaza Corporate
 Center ...............          226       1987       09/96       5 - 40 years
   San Diego, CA
Fireside Thrift .......           11       1987       12/97           40 years
   Newark, CA
La Mesa Village Plaza .          116       1991       05/97       5 - 40 years
   La Mesa, CA
Olympic ...............          149       1990       11/96       5 - 40 years
   Los Angeles, CA
Saratoga ..............        2,059       1986       12/91       3 - 40 years
   Saratoga, CA
Town Center Plaza .....          475       1985       03/91       5 - 40 years
   Boca Raton, FL
Valley View Center ....            4         (2)      09/97       5 - 40 years
   Farmers Branch, TX
Westlake Village ......           14       1982       11/97       40 years
   Westlake Village, CA
                          ----------
                          $    5,211
                          ==========

(1)     The aggregate cost for Federal income tax purposes is $88.9 million.
(2)     Under construction at December 31, 1997.

                                                                    SCHEDULE III
                                                                     (Continued)


                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION




                                             1997          1996          1995
                                           --------      --------      --------
                                                 (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1, ................     $ 60,551      $ 46,553      $ 46,211

   Additions

     Acquisitions and Improvements ...       49,905        14,119           342

   Deductions

     Sale of real estate .............      (22,278)           --            --
     Sale of foreclosed property .....       (1,053)           --            --
     Writedown due to permanent
       impairment of property,
       previously reserved ...........           --          (121)           --
                                           --------      --------      --------


Balance at December 31, ..............     $ 87,125      $ 60,551      $ 46,553
                                           ========      ========      ========



Reconciliation of Accumulated
  Depreciation

Balance at January 1, ................     $  7,235      $  6,107      $  5,055

   Additions

     Depreciation ....................        1,615         1,128         1,052

   Deductions

     Sale of real estate .............       (3,619)           --            --
     Sale of foreclosed property .....          (20)           --            --
                                           --------      --------      --------


Balance at December 31, ..............     $  5,211      $  7,235      $  6,107
                                           ========      ========      ========

                                                                     SCHEDULE IV




                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997

                                                                                                                         Principal
                                                                                                                          amount
                                                                                                                         of loans
                                                                                                                        subject to
                                      Final                                                                Carrying     delinquent
                            Interest maturity                                      Prior    Face amount     amounts      principal
      Description             rate     date           Periodic payment terms       liens    of mortgage  of mortgage(1) or interest
------------------------    -------- -------- ----------------------------------  --------  ----------- --------------- -----------
                                                                                           (dollars in thousands)

WRAPAROUND MORTGAGE NOTE

Twin Oaks..................  10.00%   08/98   Monthly interest - only payments    $    568   $   2,000    $    2,000       $     -
Secured by shopping                           due through maturity, at which      ========   =========                     =======
center in Joliet, IL.                         time the entire principal balance
                                              and all accrued and unpaid
                                              interest are due.


Accrued interest                                                                                                  17

Unamortized discount                                                                                              (7)
                                                                                                           ---------

                                                                                                           $   2,010
                                                                                                           =========











--------------------
(1)  The aggregate cost for Federal income tax purposes is $2.0 million.

                                                                     SCHEDULE IV
                                                                     (Continued)






                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          MORTGAGE LOANS ON REAL ESTATE






                                             1997         1996          1995
                                           ---------    --------     ----------
                                                  (dollars in thousands)


Balance at January 1 and
   December 31,....................        $   2,000    $  2,000     $    2,000



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                           __________________________


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


TED P. STOKELY: Age 64, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

         General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; President (April 1992 to April 1994) of PSA Group; Executive Vice President (1987 to 1991) of Key Companies Inc.; Trustee (since April 1990) and Chairman of the Board (since January
         1995) of Continental Mortgage and Equity Trust ("CMET"); Director (since April 1990) and Chairman of the Board (since January 1995) of Transcontinental Realty Investors, Inc. ("TCI"); and Trustee (April 1990 to August 1994) of National Income Realty Trust ("NIRT").

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Directors (Continued)

RICHARD W. DOUGLAS:  Age 50, Trustee (Independent) (since January 1998).

         President (since 1991) of Dallas Chamber of Commerce; President (1988 to 1991) of North Texas Commission; President (1978 to 1981) of Las Colinas Corporation and Southland Investment Properties, both affiliates of Southland Financial Corporation; Trustee (since January
         1998) of CMET; and Director (since January 1998) of TCI.

LARRY E. HARLEY:  Age 57, Trustee (Independent) (since January 1998).

         President (1993 to 1997) and Executive Vice President (1992 to 1993) of U.S. Operations, Executive Vice President (1989 to 1992) and Senior Vice President (1986 to 1989) of Distribution Operations, Director of Marketing (1984 to 1986), and Manager of North Central Distribution Center (1974 to 1984) of Mary Kay Cosmetics; Trustee (since January
         1998) of CMET; and Director (since January 1998) of TCI.

R. DOUGLAS LEONHARD:  Age 61, Trustee (Independent) (since January 1998).

         Senior Vice President (1986 to 1997) of LaCantera Development Company, a wholly-owned subsidiary of USAA; Senior Vice President (1980 to 1985) of The Woodlands Development Corporation; Vice President and Houston Projects Manager (1973 to 1979) of Friendswood Development Company; Manager in various capacities (1960 to 1973) of Exxon Corp.; Trustee (since January 1998) of CMET; and Director (since January 1998) of TCI.

MURRAY SHAW:  Age 66, Trustee (Independent) (since February 1998).

         Chairman of the Board of Regents (since 1997) of Stephen F. Austin University; Vice President (1967 to 1996) of Tracor, Inc.; Trustee (since February 1998) of CMET; and Director (since February 1998) of TCI.

MARTIN L. WHITE:  Age 58, Director (Independent) (since January 1995).

         Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since
         1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; Trustee (since January 1995) of CMET; and Director (since January
         1995) of TCI.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Directors (Continued)

EDWARD G. ZAMPA:  Age 63, Director (Independent) (since January 1995).

         General Partner (since 1976) of Edward G. Zampa and Company; Trustee (since January 1995) of CMET; and Director (since January 1995) of TCI.


Board Committees

The Company's Board of Directors held seven meetings during 1997. For such year, no incumbent Director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Company's Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the period that he served, except Mr. White, who attended only one of the two audit committee meetings held in 1997.

The Company's Board of Directors has an Audit Committee, the function of which is to review the Company's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Leonhard and White. The Audit Committee met twice during 1997.

The Company's Board of Directors has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Company's Board of Directors on the services provided to the Company by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee did not meet in 1997. The Board Development Committee reviews and reports to the Company's Board of Directors on the membership, compensation and functions of the Board of Directors. The current member of the Board Development Committee is Mr. White. The Board Development Committee did not meet in 1997.

The Company's Board of Directors does not have Nominating or Compensation Committees.


Executive Officers

The following persons currently serve as executive officers of the Company:
Randall M. Paulson, President; Karl L. Blaha, Executive Vice President - Commercial Asset Management; Bruce A. Endendyk, Executive Vice President; and Thomas A. Holland, Executive Vice President and Chief Financial Officer. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Executive Officers (Continued)

positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

RANDALL M. PAULSON: Age 51, President (since August 1995) and Executive Vice President (January 1995 to August 1995).

         President (since August 1995) and Executive Vice President (January 1995 to August 1995) of CMET, TCI and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), and (October 1994 to August 1995) of BCM; Director (since August 1995) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to
         1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.


KARL L. BLAHA: Age 50, Executive Vice President - Commercial Asset Management (since July 1997).

         Executive Vice President- Commercial Asset Management (since July
         1997) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, CMET, TCI, and SAMI; Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of ART; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM; President and Director (since 1996) of First Equity; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and Vinland Property Trust ("VPT"); Partner - Director of National Real Estate Operations (August 1988 to March 1992) of First Winthrop Corporation; Corporate Vice President (April 1984 to August 1988) of Southmark Corporation ("Southmark"); and President (March 1986 to August 1988) of Southmark Commercial Management.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Executive Officers (Continued)

BRUCE A. ENDENDYK:  Age 49, Executive Vice President (since January 1995).

         President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, SAMI, ART, CMET and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.


THOMAS A. HOLLAND: Age 55, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (since February 1997) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

         Executive Vice President and Chief Financial Officer (since August
         1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, ART, CMET and TCI; Secretary (since February 1997) of CMET and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January
         1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).


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

ROBERT A. WALDMAN: Age 45, Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997).

         Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET and TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January
         1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January
         1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; and Director (February 1987 to October
         1989) and General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation.

DREW D. POTERA: Age 38, Vice President (since December 1996) and Treasurer (since December 1990).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1997. All

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Compliance with Section 16(a) of the Securities Exchange Act of 1934
(Continued)

of these filing requirements were satisfied by its Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

BCM has served as the Company's advisor since March 1989. BCM is a company of which Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

At the Company's annual meeting of stockholders held on May 8, 1997, the Company's stockholders approved the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of the Company's stockholders. Subsequent renewals of the Company's Advisory Agreement with BCM do not require the approval of the Company's stockholders, but do require approval of the Company's Board of Directors.

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

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Company during such fiscal year exceeds the sum of: (i) the cost of each such property as originally recorded in the Company's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period owned by the Company, and (iii) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the Company's net investment including capital improvements, calculated over the Company's holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned by the Company for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

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

Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during such fiscal year. The effect of this limitation was to require that BCM refund $201,000, of the 1997 annual advisory fee.

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

MICKEY N. PHILLIPS:   Director

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

The Advisor (Continued)
-----------

RYAN T. PHILLIPS:                     Director

RANDALL M. PAULSON:                   President

KARL L. BLAHA:                        Executive Vice President - Commercial Asset
                                      Management

BRUCE A. ENDENDYK:                    Executive Vice President

THOMAS A. HOLLAND:                    Executive Vice President and Chief Financial
                                      Officer

A. CAL ROSSI, JR.:                    Executive Vice President

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

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, which is 50% owned by BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Company's office buildings and the commercial properties owned by a real estate partnership in which the Company and TCI are partners to Carmel Realty which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Carmel, Ltd.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

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

During 1997, $65,500 was paid to the Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 1997 through December 31, 1997, and 1997 special service fees, as follows: Ted P. Stokely, $16,500 ; Edward L. Tixier, $15,000; Martin L. White, $15,000; and Edward G. Zampa, $19,000.

Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1992 in the Company's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.




                            COMPARISON OF FIVE YEAR


                             CUMULATIVE TOTAL RETURN


                         1992       1993      1994      1995      1996       1997
                         ----       ----      ----      ----      ----       ----
THE COMPANY              100       244.11    327.82    338.65    394.69     425.95

S&P 500 INDEX            100       109.99    111.43    153.13    188.29     251.13

REIT INDEX               100       121.18    126.03    155.01    200.51     222.07


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for those persons or entities known by the Company to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 6, 1998.

                                                         Amount and Nature
    Name and Address of                                   of Beneficial                           Percent of
     Beneficial Owner                                       Ownership                              Class (1)
---------------------------                           ----------------------                      ----------
American Realty Trust, Inc.                               452,102                                       29.7%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Transcontinental Realty
 Investors, Inc.                                          341,500                                       22.5%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

---------------------------

(1) Percentages are based upon 1,519,888 shares of Common Stock outstanding at March 6, 1998.

Security Ownership of Management. The following table sets forth the ownership of the Company's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 6, 1998.

                                                       Amount and Nature
                                                         of Beneficial                            Percent of
 Name of Beneficial Owner                                 Ownership                                Class (1)
--------------------------                            -----------------                           ----------
All Directors and Executive                           896,052(2)                                  59.0%
Officers as a group
(11 individuals)

___________________________

(1) Percentage is based upon 1,519,888 shares of Common Stock outstanding at March 6, 1998.

(2) Includes 341,500 shares owned by TCI of which the Directors may be deemed to be beneficial owners by virtue of their positions as directors of TCI and 452,102 shares owned by ART and 102,450 owned by BCM, of which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers of ART and BCM. The Company's Directors and executive officers disclaim beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              (Continued)

           of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Company's Board of Directors voted to retain BCM as the Company's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM is a company of which Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

Since February 1, 1991, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Company's office buildings and the commercial properties owned by a real estate partnership in which the Company and TCI are partners to Carmel Realty, which is a company owned by First Equity.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Company and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Company has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services for the Company. Carmel Realty is a company owned by First Equity.

The Directors and officers of the Company also serve as trustees or directors and officers of CMET and TCI. The Directors owe fiduciary duties to such entities as well as to the Company under applicable law. CMET and TCI have the same relationship with BCM as the Company. Mr. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Messrs. Blaha, Paulson, Endendyk and Holland serve as executive officers of ART.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Real Estate Consultant and since January 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has revolving loan committment from Syntek West, Inc. of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993 and was dismissed from bankruptcy in October 1994. Eldercare again filed for bankruptcy protection in May 1995 and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Court.

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

In 1997, the Company paid BCM and its affiliates $612,000 in advisory and net income fees, $6,000 in incentive sales fees, $2.5 million in real estate brokerage commissions, $70,000 in mortgage brokerage and equity refinancing fees, and $503,000 in property management and construction supervision fees (net of property management fees paid to subcontractors, other than Carmel Realty). In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $248,000 in 1997.

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

Pursuant to the terms of the Modification of Stipulation of Settlement (the "Olive Modification") in the Olive Litigation, as more fully discussed in ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the Company may enter into prior to April 28, 1999, require the unanimous approval of the Company's Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Olive Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Olive Modification, require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Olive Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Gene E. Phillips, William S. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

An Amendment to the Olive Modification (the "Olive Amendment") was approved by the Court on July 3, 1997. The Olive Amendment requires that additional requirements be met for certain transactions with affiliates ("Affiliated Transaction"). Independent counsel to the Board must review, advise and report to the Company's Board of Directors on any Affiliated Transaction prior to its consideration and approval by the Company's Board of Directors and the Company's Board of Directors must unanimously approve the transaction after receiving independent counsel's advice and report. In addition, a notice must be given to the plaintiffs' counsel at least 10 days prior to the closing of the transaction and during such 10 day period plaintiffs' counsel is entitled to seek a Court order prohibiting consummation of the transaction. Neither BCM nor any of its affiliates may receive any fees or commissions in connection with an Affiliated Transaction.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

    Report of Independent Certified Public Accountants

    Consolidated Balance Sheets - December 31, 1997 and 1996

    Consolidated Statements of Operations -
         Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Stockholders' Equity -
         Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows -
         Years Ended December 31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

    Schedule III - Real Estate and Accumulated Depreciation

    Schedule IV  - Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Financial Statements or the Notes thereto.

3.  Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                              Description
-------    -------------------------------------------------------------
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

 10.0      Advisory Agreement dated as of March 15, 1996, between Income Opportunity Realty Investors, Inc. and Basic
           Capital Management, Inc. (incorporated by reference to Exhibit No. 10.1 to the Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1995).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                              Description
-------    -------------------------------------------------------------
 27.0      Financial Data Schedule, filed herewith.


(b)        Reports on Form 8-K:

           A Current Report on Form 8-K, dated November 19, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item
           7. "Financial Statements and Exhibits," which reports the acquisition of the Westlake Village Office Building, filed December 3, 1997 and was amended on Form 8-K/A, filed January 14, 1998.

           A Current Report on Form 8-K, dated December 30, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item
           7. "Financial Statements and Exhibits," which reports the acquisition of the Akard Plaza and the Fireside Thrift Building, filed January 9, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INCOME OPPORTUNITY REALTY INVESTORS, INC.


Dated:    March 20, 1998               By:    /s/ Randall M. Paulson
      ---------------------               -----------------------------------
                                          Randall M. Paulson
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



                                                            By:     /s/ Ted P. Stokely
                                                                -------------------------------------
                                                                Ted P. Stokely
                                                                Chairman of the Board
                                                                and Director




By:     /s/ Richard W. Douglas                              By:    /s/ Murray Shaw
   --------------------------------------                      -------------------------------------
 Richard W. Douglas                                             Murray Shaw
 Director                                                       Director




By:     /s/ Larry E. Harley                                 By:    /s/ Martin L. White
   --------------------------------------                      -------------------------------------
 Larry E. Harley                                                Martin L. White
 Director                                                       Director




By:     /s/ R. Douglas Leonhard                             By:    /s/ Edward G. Zampa
   --------------------------------------                      -------------------------------------
 R. Douglas Leonhard                                            Edward G. Zampa
 Director                                                       Director





Dated:        March 20, 1998                                By:    /s/ Thomas A. Holland
      -----------------------------------                      -------------------------------------
                                                                Thomas A. Holland
                                                                Executive Vice President and
                                                                Chief Financial Officer
                                                                (Principal Financial and
                                                                Accounting Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1997





Exhibit
Number                        Description                                                         Page
-------                    -----------------                                                     ------
 27.0             Financial Data Schedule.                                                        70