Form 10-Q
period 1998-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1998-05-04
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998
                                 -----------------


                          Commission File Number 1-9525
                                                ---------


                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          NEVADA                                           75-2615944
-------------------------------                        -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas,     75231
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


                                 (214) 692-4700
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Common Stock, $.01 par value                            1,519,888
----------------------------                 -------------------------------
         (Class)                             (Outstanding at April 30, 1998)

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,       December 31,
                                                           1998              1997
                                                        ----------       ----------
                                                           (dollars in thousands)
                       Assets
Notes and interest receivable
   Performing ....................................      $    2,012       $    2,010

Real estate held for investment, net of
   accumulated depreciation ($5,716 in 1998 and
   $5,211 in 1997) ...............................          82,367           81,914

Investment in partnerships .......................           1,776            1,762
Cash and cash equivalents ........................             158            1,145
Other assets (including $124 in 1998 and $302 in
   1997 from affiliates) .........................           3,143            3,478
                                                        ----------       ----------
                                                        $   89,456       $   90,309
                                                        ==========       ==========

        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable .......................      $   61,140       $   61,323
Other liabilities (including $456 in 1998 and
   $468 in 1997 to affiliates) ...................           3,496            3,855
                                                        ----------       ----------
                                                            64,636           65,178

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
   authorized, 10,000,000 shares; issued and
   outstanding, 1,519,888 shares in 1998 and
   1997 ..........................................              15               15
Paid-in capital ..................................          64,804           64,804
Accumulated distributions in excess of accumulated
   earnings ......................................         (39,999)         (39,688)
                                                        ----------       ----------
                                                            24,820           25,131
                                                        ----------       ----------
                                                        $   89,456       $   90,309
                                                        ==========       ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Three Months
                                                                        Ended March 31,
                                                                 -----------------------------
                                                                     1998             1997
                                                                 -----------       -----------
                                                                     (dollars in thousands,
                                                                       except per share)
INCOME
   Rents ..................................................      $     3,590       $     2,692
   Interest ...............................................               63                69
                                                                 -----------       -----------
                                                                       3,653             2,761



EXPENSES
   Property operations ....................................            1,461             1,340
   Interest ...............................................            1,406               877
   Depreciation ...........................................              504               365
   Advisory fee to affiliate ..............................              168               123
   Net income fee to affiliate ............................               --               124
   General and administrative .............................              216               265
                                                                 -----------       -----------
                                                                       3,755             3,094
                                                                 -----------       -----------


(Loss) from operations ....................................             (102)             (333)

Equity in income of partnerships ..........................               13                17
Gain on sale of real estate ...............................               --             1,849
                                                                 -----------       -----------

Net income (loss) .........................................      $       (89)      $     1,533
                                                                 ===========       ===========



Earnings Per Share

   Net income (loss)......................................$             (.06)      $      1.01
                                                                 ===========       ===========




Weighted average Common shares used in computing earnings
   per share ..............................................        1,519,888         1,519,888
                                                                 ===========       ===========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1998


                                                                                         Accumulated
                                                                                         Distributions
                                                     Common Stock                        in Excess of
                                              -----------------------        Paid-In      Accumulated    Stockholders'
                                                Shares         Amount        Capital        Earnings        Equity
                                              ---------      ---------      ---------      ---------    ---------------
                                                                              (dollars in thousands)
Balance, January 1, 1998 ...............      1,519,888      $      15      $  64,804      $ (39,688)      $  25,131



Dividends ($.15 per share) .............             --             --             --           (222)           (222)


Net (loss) .............................             --             --             --            (89)            (89)
                                              ---------      ---------      ---------      ---------       ---------



Balance, March 31, 1998 ................      1,519,888      $      15      $  64,804      $ (39,999)      $  24,820
                                              =========      =========      =========      =========       =========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Three Months
                                                                   Ended March 31,
                                                             ---------------------------
                                                                 1998            1997
                                                             ----------       ----------
                                                                (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ....................................      $    3,706       $    2,645
   Interest collected .................................              60               66
   Interest paid ......................................          (1,322)            (825)
   Payments for property operations ...................          (1,762)          (1,185)
   Advisory and net income fee paid to affiliate ......            (178)            (127)
   General and administrative expenses paid ...........            (498)            (427)
   Other ..............................................              94               60
                                                             ----------       ----------

      Net cash provided by operating activities .......             100              207


Cash Flows from Investing Activities
   Acquisition of real estate .........................              --           (1,988)
   Proceeds from sale of real estate ..................              --            1,609
   Real estate improvements ...........................            (957)            (149)
   Funding of equity partnerships .....................              (1)              (3)
                                                             ----------       ----------

      Net cash (used in) investing activities .........            (958)            (531)


Cash Flows from Financing Activities
   Payments on notes payable ..........................            (235)            (155)
   Deferred borrowing costs ...........................              --               (3)
   Dividends to stockholders ..........................            (222)            (152)
   Payments from advisor ..............................             328               19
                                                             ----------       ----------

      Net cash (used in) financing activities .........            (129)            (291)


Net (decrease) in cash and cash equivalents ...........            (987)            (615)
Cash and cash equivalents, beginning of period ........           1,145            3,186
                                                             ----------       ----------

Cash and cash equivalents, end of period ..............      $      158       $    2,571
                                                             ==========       ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                For the Three Months
                                                                   Ended March 31,
                                                             ---------------------------
                                                                1998             1997
                                                             ----------       ----------
                                                                (dollars in thousands)
Reconciliation of net income (loss) to net cash
   provided by operating activities
Net income (loss) .....................................      $      (89)      $    1,533
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   (Gain) on sale of real estate ......................              --           (1,849)
   Depreciation and amortization ......................             534              396
   Equity in (income) of partnerships .................             (13)             (17)
   (Increase) decrease in other assets ................             303              (35)
   Increase in interest payable .......................              51               18
   Increase (decrease) in other liabilities ...........            (686)             161
                                                             ----------       ----------


      Net cash provided by operating activities .......      $      100       $      207
                                                             ==========       ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.        BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

NOTE 2.        COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

                          ---------------------------

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

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 1998 aggregated $158,000, compared with $1.1 million at December 31, 1997. The Company's principal sources of cash have been and will continue to be property operations, proceeds from property sales, financings and refinancings, collection of interest on its mortgage note receivable and, to a lesser extent, distributions from partnerships.

During the first quarter of 1998, the Company paid quarterly dividends of $.15 per share or a total of $222,000.

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

Results of Operations

For the three months ended March 31, 1998, the Company had a net loss of $89,000 as compared with net income of $1.5 million in the corresponding period in 1997. Net income for the first quarter of 1997 includes a gain on sale of real estate of $1.8 million. Fluctuations in this and other components of the Company's revenues and expenses between the 1997 and 1998 periods are discussed below.

Rents in the three months ended March 31, 1998 were $3.6 million as compared to $2.7 million in the corresponding period in 1997. Of the increase, $1.9 million is due to eight properties being acquired subsequent to March 31, 1997. This increase was partially offset by a decrease of $1.0 million due to the sale of three of the Company's apartment complexes in 1997. Rents for the remainder of 1998 are expected to increase as the Company continues to benefit from the operations of the properties acquired in 1997.

Property operations expense in the three months ended March 31, 1998 was $1.5 million as compared to $1.3 million in the corresponding period in 1997. Of the increase, $786,000 is due to the acquisition of eight properties subsequent to March 31, 1997. This increase was partially offset by a decrease of $635,000 due to the sale of three of the Company's apartment complexes in 1997.

Interest income of $63,000 in the three months ended March 31, 1998 was comparable to the $69,000 in the corresponding period in 1997. Interest income for the remainder of 1998 is expected to decrease due to the expected payoff of the Company's one mortgage note receivable in August 1998.

Interest expense increased to $1.4 million in the three months ended March 31, 1998 compared to the $877,000 in the corresponding period in 1997. Of this increase, $701,000 was due to the debt incurred or assumed on seven of the eight properties acquired subsequent to March 31, 1997, and $116,000 is due to the refinancing of a property. These

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

increases were partially offset by a decrease of $290,000 due to the sale of two of the Company's apartment complexes subsequent to March 31, 1997. Interest expense for the remainder of 1998 is expected to be comparable to that of the first quarter of 1998.

Depreciation expense increased to $504,000 for the three months ended March 31, 1998 compared to $365,000 in the corresponding period in 1997. The increase is due to eight properties acquired subsequent to March 31, 1997 partially offset by the sale of three of the Company's apartment complexes in 1997. Depreciation expense is expected to continue to increase as the Company acquires additional properties.

Advisory fee expense increased to $168,000 in the three months ended March 31, 1998 compared to $123,000 for the corresponding period in 1997. The increase is due to an increase in the Company's gross assets, the basis for such fee. Advisory fee expense is expected to continue to increase as the Company acquires additional properties.

Net income fee of $124,000 was incurred for the three months ended March 31, 1997. Such fee is payable to the Company's advisor based on 7.5% of the Company's net income. No such fee was incurred in the three months ended March 31, 1998.

General and administrative expense decreased to $216,000 in the three months ended March 31, 1998 compared to $265,000 in the corresponding period in 1997. The decrease is primarily due to a decrease in litigation fees related to the Olive litigation. General and administrative expense for the remainder of 1998 is expected to be comparable to that of the first quarter of 1998.

Tax Matters

As more fully discussed in the Company's 1997 Form 10-K, the Company has elected and, in management's opinion, qualified, to be taxed as a real estate investment trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to shareholders.

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inflation (Continued)

costs. Fluctuations in the rate of inflation also affect the sales value of properties and, correspondingly, the ultimate gain to be realized by the Company from property sales. To the effect that inflation affects interest rates, the Company's earnings from short-term investments and the cost of the new financings as well as the cost of its variable note financing will be affected. Inflation also has an effect on the Company's earnings from short-term investments.

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

                         ------------------------------

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

Under the Olive Amendment, all shares of the Company owned by Gene E. Phillips or any of his affiliates shall be voted at all stockholder meetings of the Company held until April 28, 1999 in favor of all new Board members added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Company owned by Gene E. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated shareholders of the Company.

In accordance with the Olive Amendment, Richard W. Douglas, Larry E. Harley and
R. Douglas Leonhard were added to the Company's Board of Directors in January 1998 and Murray Shaw was added to the Company's Board of Directors in February 1998.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit
Number                                Description
--------      --------------------------------------------------------------
 27.0          Financial Data Schedule, filed herewith.

(b)   Reports on Form 8-K as follows:

      A Current Report on Form 8-K, dated December 30, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of Akard Plaza and Fireside Thrift Building filed January 9, 1998.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INCOME OPPORTUNITY REALTY INVESTORS,
                                 INC.



Date:      May 4, 1998           By:  /s/ Randall M. Paulson
     -----------------------        ------------------------
                                    Randall M. Paulson
                                    President



Date:      May 4, 1998           By:  /s/ Thomas A. Holland
     -----------------------        -----------------------
                                    Thomas A. Holland
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                   EXHIBITS TO
                          QUARTERLY REPORT ON FORM 10-Q

                    For the Three Months Ended March 31, 1998


Exhibit                                                                    Page
Number                         Description                                Number
---------           ------------------------------------------------      ------
 27.0               Financial Data Schedule.