Form 10-Q
period 1998-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1998-08-05
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998
                                                             -------------


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
                                       ---     ---



Common Stock, $.01 par value                                1,522,531
----------------------------                      ------------------------------
         (Class)                                  (Outstanding at July 31, 1998)

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,  December 31,
                                                                                                      1998       1997
                                                                                                    --------  ------------
                                                                                                    (dollars in thousands)
                                                   Assets
                                                   ------
Notes and interest receivable
   Performing .................................................................................     $ 2,015     $ 2,010

Real estate held for investment, net of
   accumulated depreciation ($6,233 in 1998 and
   $5,211 in 1997) ............................................................................      82,983      81,914

Investment in partnerships ....................................................................       1,626       1,762
Cash and cash equivalents .....................................................................         420       1,145
Other assets (including $117 in 1998 and $302 in
   1997 from affiliates) ......................................................................       3,198       3,478
                                                                                                    -------     -------
                                                                                                    $90,242     $90,309
                                                                                                    =======     =======

                                    Liabilities and Stockholders' Equity
                                    ------------------------------------
Liabilities
Notes and interest payable ....................................................................     $60,921     $61,323
Other liabilities (including $1,620 in 1998 and
   $468 in 1997 to affiliates) ................................................................       4,562       3,855
                                                                                                    -------     -------
                                                                                                     65,483      65,178

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
   authorized, 10,000,000 shares; issued and
   outstanding, 1,522,531 shares in 1998 and
   1,519,888 in 1997 ..........................................................................          15          15
Paid-in capital ...............................................................................      64,833      64,804
Accumulated distributions in excess of accumulated
   earnings ...................................................................................     (40,089)    (39,688)
                                                                                                    -------     -------
                                                                                                     24,759      25,131
                                                                                                    -------     -------
                                                                                                    $90,242     $90,309
                                                                                                    =======     =======


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                            For the Three Months           For the Six Months
                                                                               Ended June 30,                Ended June 30,
                                                                         -------------------------     -------------------------
                                                                            1998           1997           1998           1997
                                                                         ----------     ----------     ----------     ----------
                                                                                (dollars in thousands, except per share)
INCOME
   Rents ..............................................................  $    3,600     $    2,893     $    7,190     $    5,585
   Interest ...........................................................          62             73            125            142
                                                                         ----------     ----------     ----------     ----------

                                                                              3,662          2,966          7,315          5,727



EXPENSES
   Property operations ................................................       1,494          1,225          2,955          2,565
   Interest ...........................................................       1,423            901          2,829          1,778
   Depreciation .......................................................         518            340          1,022            705
   Advisory fee to affiliate ..........................................         167            123            335            246
   Net income fee to affiliate ........................................           4             94              4            218
   General and administrative .........................................         172            172            388            437
                                                                         ----------     ----------     ----------     ----------
                                                                              3,778          2,855          7,533          5,949
                                                                         ----------     ----------     ----------     ----------

Income (loss) from operations .........................................        (116)           111           (218)          (222)

Equity in income of
   partnerships .......................................................         248             29            261             46
Gain on sale of real estate ...........................................          --          1,473             --          3,322
                                                                         ----------     ----------     ----------     ----------

Net income ............................................................  $      132     $    1,613     $       43     $    3,146
                                                                         ==========     ==========     ==========     ==========




Earnings Per Share
   Net income .........................................................  $      .09     $     1.06     $      .03     $     2.07
                                                                         ==========     ==========     ==========     ==========




Weighted average Common shares
   used in computing earnings
   per share ..........................................................   1,520,481      1,519,888      1,520,186      1,519,888
                                                                         ==========     ==========     ==========     ==========






              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998


                                                                          Accumulated
                                                                         Distributions
                                     Common Stock                        in Excess of
                               -----------------------      Paid-In       Accumulated  Stockholders'
                                 Shares        Amount       Capital         Earnings     Equity
                               ---------     ---------     ---------     ------------- -------------
                                                            (dollars in thousands)
Balance, January 1, 1998 ....  1,519,888     $      15     $  64,804     $  (39,688)    $  25,131



Sale of Common Stock under
   dividend reinvestment
   plan .....................      2,643          --              29           --              29

Dividends ($.30 per share) ..       --            --            --             (444)         (444)


Net income ..................       --            --            --               43            43
                               ---------     ---------     ---------     ----------     ---------



Balance, June 30, 1998 ......  1,522,531     $      15     $  64,833     $  (40,089)    $  24,759
                               =========     =========     =========     ==========     =========








              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                  -------------------------------------
                                                                                        1998                 1997
                                                                                  ----------------     ----------------
                                                                                          (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ..........................................................     $          7,251     $          5,330
   Interest collected .......................................................                  119                  136
   Interest paid ............................................................               (2,706)              (1,582)
   Payments for property operations .........................................               (3,223)              (2,066)
   Advisory and net income fee paid to affiliate ............................                 (400)                (374)
   General and administrative expenses paid .................................                 (700)                (589)
   Other ....................................................................                   18                  479
                                                                                  ----------------     ----------------

      Net cash provided by operating activities .............................                  359                1,334


Cash Flows from Investing Activities
   Acquisition of real estate ...............................................                 --                (30,659)
   Proceeds from sale of real estate ........................................                 --                 21,989
   Real estate improvements .................................................               (2,090)                (321)
   Funding of equity partnerships ...........................................                   (2)                (221)
   Distributions from equity partnerships'
      investing cash flow ...................................................                  399                 --
                                                                                  ----------------     ----------------

      Net cash (used in) investing activities................................               (1,693)              (9,212)


Cash Flows from Financing Activities
   Payments on notes payable ................................................                 (461)             (15,560)
   Proceeds from notes payable ..............................................                 --                 21,640
   Deferred borrowing costs .................................................                 --                    (15)
   Sale of Common Stock under dividend reinvestment
      plan ..................................................................                   29                 --
   Dividends to stockholders ................................................                 (444)                (304)
   Advances from advisor ....................................................                1,485                   31
                                                                                  ----------------     ----------------

      Net cash provided by financing activities .............................                  609                5,792


Net (decrease) in cash and cash equivalents..................................                 (725)              (2,086)
Cash and cash equivalents, beginning of period ..............................                1,145                3,186
                                                                                  ----------------     ----------------

Cash and cash equivalents, end of period ....................................     $            420     $          1,100
                                                                                  ================     ================





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                    ------------------
                                                                                     1998        1997
                                                                                    ------      ------
                                                                                  (dollars in thousands)
Reconciliation of net income to net cash
   provided by operating activities
Net income .....................................................................     $   43     $3,146
Adjustments to reconcile net income to net cash
   provided by operating activities
   (Gain) on sale of real estate ...............................................        --      (3,322)
   Depreciation and amortization ...............................................      1,081        765
   Equity in (income) of partnerships ..........................................       (261)       (46)
   (Increase) decrease in other assets .........................................        218       (143)
   Increase in interest payable ................................................         58        130
   Increase (decrease) in other liabilities ....................................       (780)       804
                                                                                     ------     ------

      Net cash provided by operating activities ................................     $  359     $1,334
                                                                                     ======     ======




Schedule of noncash investing and financing activities

Notes payable from purchase of real estate .....................................     $ --       $3,470





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.        BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

Certain balances for 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2.        INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

The Company owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City"), which owned five properties in Texas. In May 1998, Tri-City sold two of its apartment complexes for a total of $3.3 million in cash. Tri-City received net cash of $1.4 million after the payoff of $1.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company received a distribution of $399,000 of such net cash. Tri-City paid a real estate brokerage commission of $119,000 to Carmel Realty, Inc., an affiliate of Basic Capital Management, Inc., the Company's advisor, based on the $3.3 million sales price of the properties. Tri-City recognized a gain of $496,000 on the sale of which the Company's equity share was $180,000.

NOTE 3.        COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

                         -----------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 1998 were $420,000, compared with $1.1 million at December 31, 1997. The Company's principal sources of cash have been and will continue to be property operations, proceeds from property sales, financings and refinancings and, to a lesser extent, distributions from partnerships.

The Company's cash flow from property operations (rents collected less payments for property operating expenses) increased from $3.3 million for the six months ended June 30, 1997 to $4.0 million for the six months ended June 30, 1998. This increase is primarily due to the Company having acquired eight income producing properties in 1997. The Company's management believes that this trend will continue for the remainder of 1998 as the Company continues to benefit from the acquired properties and increased rental rates at both the Company's apartments and commercial properties and increased occupancy at its commercial properties.

In August 1998, the Company's one mortgage note receivable, with a principal balance of $2.0 million at June 30, 1998, matures. The Company expects to collect such note at maturity.

In the first six months of 1998, the Company paid quarterly dividends of $.30 per share or a total of $444,000 and sold 2,643 shares of its Common Stock, through its dividend reinvestment program for a total of $29,000.

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

Results of Operations

For the three and six months ended June 30, 1998, the Company had net income of $132,000 and $43,000 as compared with net income of $1.6 million and $3.1 million in the corresponding periods in 1997. Net income for the three and six months ended June 30, 1997 included gains

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

on sale of real estate of $1.5 million and $3.3 million, respectively. Fluctuations in this and other components of the Company's revenues and expenses between the 1997 and 1998 periods are discussed below.

Rents in the three and six months ended June 30, 1998 were $3.6 million and $7.2 million as compared to $2.9 million and $5.6 million in the corresponding periods in 1997. Of the increase, $1.4 million and $3.3 million for the three and six months ended June 30, 1998 is due to eight properties being acquired during 1997. This increase was partially offset by a decrease of $697,000 and $1.7 million for the three and six months ended June 30, 1998 due to the sale of three of the Company's apartment complexes in 1997. Rents for the remainder of 1998 are expected to increase as the Company continues to benefit from the operations of the properties acquired in the second half of 1997 and increased rental rates at both the Company's apartments and commercial properties and increased occupancy at its commercial properties.

Property operations expense in the three and six months ended June 30, 1998 was $1.5 million and $3.0 million as compared to $1.2 million and $2.6 million in the corresponding periods in 1997. Of the increase, $772,000 and $1.5 million for the three and six months ended June 30, 1998, is due to the acquisition of eight properties during 1997. This increase was partially offset by a decrease of $450,000 and $1.1 million for the three and six months ended June 30, 1998 due to the sale of three of the Company's apartment complexes in 1997.

Interest income of $62,000 and 125,000 in the three and six months ended June 30, 1998 approximated the $73,000 and $142,000 in the corresponding periods in 1997. Interest income for the remainder of 1998 is expected to be minimal due to the expected August 1998 payoff of the Company's one mortgage note receivable.

Interest expense increased to $1.4 million and $2.8 million in the three and six months ended June 30, 1998 compared to the $901,000 and $1.8 million in the corresponding periods in 1997. Of this increase, $562,000 and $1.3 million for the three and six months ended June 30, 1998 was due to the debt incurred or assumed on six of the eight properties acquired during 1997, and $117,000 and $234,000 for the three and six months ended June 30, 1998 was due to the refinancing of a property. These increases were partially offset by a decrease of $153,000 and $444,000 for the three and six months ended June 30, 1998 due to the sale of three of the Company's apartment complexes during 1997. Interest expense for the remainder of 1998 is expected to be comparable to that of the first and second quarters of 1998.

Depreciation expense increased to $518,000 and $1.0 million for the three and six months ended June 30, 1998 compared to $340,000 and $705,000 in the corresponding periods in 1997. The increase is due to the eight properties acquired during 1997 partially offset by the sale of three of the Company's apartment complexes in 1997. Depreciation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

expense is expected to remain constant for the remainder of 1998 as the Company does not expect to acquire additional properties during 1998.

Advisory fee expense increased to $167,000 and $335,000 in the three and six months ended June 30, 1998 compared to $123,000 and $246,000 for the corresponding periods in 1997. The increase is due to an increase in the Company's gross assets, the basis for such fee. Advisory fee expense is expected to remain constant for the remainder of 1998 as the Company does not expect to acquire additional properties during 1998.

Net income fee in the three and six months ended June 30, 1998 was $4,000 and $4,000 as compared to $94,000 and $218,000 in the corresponding periods in 1997. Such fee is payable to the Company's advisor based on 7.5% of the Company's net income.

General and administrative expense of $172,000 and $388,000 in the three and six months ended June 30, 1998 was comparable to the $172,000 and $437,000 in the corresponding periods in 1997. General and administrative expense for the remainder of 1998 is expected to be comparable to that of the first and second quarters of 1998.

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

Year 2000

The Company's advisor has advised the Company that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Company's advisor has also advised the Company that it has recently received and plans to install in the third quarter of 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.


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



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:


Exhibit
Number                                Description
------                                -----------


 27.0          Financial Data Schedule, filed herewith.


(b)      Reports on Form 8-K as follows:

         A Current Report on Form 8-K, dated December 30, 1997, was filed January 9, 1998, with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of Akard Plaza and Fireside Thrift Building, as amended by Form 8-K/A, filed August 5, 1998.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INCOME OPPORTUNITY REALTY INVESTORS,
                                        INC.







Date:    August 5, 1998                 By:  /s/ Randall M. Paulson
     -----------------------               -------------------------------------
                                           Randall M. Paulson
                                           President






Date:    August 5, 1998                 By:  /s/ Thomas A. Holland
     -----------------------               -------------------------------------
                                           Thomas A. Holland
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                   EXHIBITS TO
                          QUARTERLY REPORT ON FORM 10-Q

                    For the Three Months Ended June 30, 1998



Exhibit
Number                                  Description
------                                  -----------
 27.0               Financial Data Schedule.