Form 10-Q
period 1998-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1998-11-09
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                          Commission File Number 1-9525



                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
           ---------------------------------------------------------
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
                                       ---     ---




Common Stock, $.01 par value                           1,524,467
----------------------------               ---------------------------------
         (Class)                           (Outstanding at October 30, 1998)

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                              September 30,     December 31,
                                                                  1998              1997
                                                               ----------        ----------
                                                                  (dollars in thousands)
                       Assets

Notes and interest receivable
   Performing ..............................................   $       --        $    2,010

Real estate held for investment, net of
   accumulated depreciation ($6,784 in 1998 and
   $5,211 in 1997) .........................................       83,483            81,914

Investment in partnerships .................................        1,619             1,762
Cash and cash equivalents ..................................          481             1,145
Other assets (including $128 in 1998 and $302 in
   1997 from affiliates) ...................................        2,920             3,478
                                                               ----------        ----------
                                                               $   88,503        $   90,309
                                                               ==========        ==========

        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable .................................   $   60,992        $   61,323
Other liabilities (including $511 in 1998 and
   $468 in 1997 to affiliates) .............................        3,583             3,855
                                                               ----------        ----------
                                                                   64,575            65,178

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
   authorized, 10,000,000 shares; issued and
   outstanding, 1,522,531 shares in 1998 and
   1,519,888 in 1997 .......................................           15                15
Paid-in capital ............................................       64,833            64,804
Accumulated distributions in excess of accumulated
   earnings ................................................      (40,920)          (39,688)
                                                               ----------        ----------
                                                                   23,928            25,131
                                                               ----------        ----------
                                                               $   88,503        $   90,309
                                                               ==========        ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For the Three Months          For the Nine Months
                                                Ended September 30,          Ended September 30,
                                            --------------------------    --------------------------
                                                1998           1997          1998           1997
                                            -----------    -----------    -----------    -----------
                                                    (dollars in thousands, except per share)

INCOME
   Rents ................................   $     3,321    $     3,174    $    10,511    $     8,759
   Interest .............................            33             61            158            203
                                            -----------    -----------    -----------    -----------
                                                  3,354          3,235         10,669          8,962



EXPENSES
   Property operations ..................         1,592          1,518          4,547          4,083
   Interest .............................         1,388          1,081          4,217          2,859
   Depreciation .........................           551            426          1,573          1,131
   Advisory fee to affiliate ............           165            133            500            379
   Net income fee to affiliate ..........            (4)            --             --            218
   General and administrative ...........           206            318            594            755
                                            -----------    -----------    -----------    -----------
                                                  3,898          3,476         11,431          9,425
                                            -----------    -----------    -----------    -----------


(Loss) from operations ..................          (544)          (241)          (762)          (463)

Equity in income (loss) of
   partnerships .........................           (12)           (25)           249             21
Gain on sale of real estate .............            --             --             --          3,322
                                            -----------    -----------    -----------    -----------

Net income (loss) .......................   $      (556)   $      (266)   $      (513)   $     2,880
                                            ===========    ===========    ===========    ===========



Earnings Per Share

   Net income (loss) ....................   $      (.37)   $      (.18)   $      (.34)   $      1.89
                                            ===========    ===========    ===========    ===========




Weighted average Common shares
   used in computing
   earnings per share ...................     1,522,491      1,519,888      1,520,976      1,519,888
                                            ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998




                                                                                 Accumulated
                                                                                Distributions
                                              Common Stock                       in Excess of
                                       -------------------------     Paid-In     Accumulated   Stockholders'
                                          Shares       Amount        Capital       Earnings       Equity
                                       -----------   -----------   -----------   -----------    -----------
                                                                    (dollars in thousands)

Balance, January 1, 1998 ...........     1,519,888   $        15   $    64,804   $   (39,688)   $    25,131



Sale of Common Stock under
   dividend reinvestment
   plan ............................         2,643            --            29            --             29

Dividends ($.45 per share) .........            --            --            --          (719)          (719)


Net (loss) .........................            --            --            --          (513)          (513)
                                       -----------   -----------   -----------   -----------    -----------



Balance, September 30,
   1998 ............................     1,522,531   $        15   $    64,833   $   (40,920)   $    23,928
                                       ===========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                       ------------------------------
                                                                           1998               1997
                                                                       ----------          ----------
                                                                           (dollars in thousands)

Cash Flows from Operating Activities
   Rents collected ...........................................         $   10,806          $    8,444
   Interest collected ........................................                168                 194
   Interest paid .............................................             (4,072)             (2,491)
   Payments for property operations ..........................             (4,615)             (3,301)
   Advisory and net income fee paid to affiliate .............               (570)               (617)
   General and administrative expenses paid ..................               (895)               (875)
   Distributions from equity partnerships' operating
      cash flow ..............................................                 --                 218
   Other .....................................................                (24)                240
                                                                       ----------          ----------

      Net cash provided by operating activities ..............                798               1,812


Cash Flows from Investing Activities
   Acquisition of real estate ................................                 --             (31,258)
   Proceeds from sale of real estate .........................                 --              21,989
   Real estate improvements ..................................             (3,143)               (512)
   Funding of equity partnerships ............................                 (7)               (222)
   Distributions from equity partnerships'
      investing cash flow ....................................                399                  --
                                                                       ----------          ----------

      Net cash (used in) investing activities ................             (2,751)            (10,003)


Cash Flows from Financing Activities
   Payments on notes payable .................................             (1,180)            (15,735)
   Proceeds from notes payable ...............................                800              21,640
   Collection on notes receivable ............................              2,000                  --
   Deferred borrowing costs ..................................                (24)                (15)
   Distributions from equity partnerships' financing
      cash flow ..............................................                 --                 627
   Sale of Common Stock under dividend reinvestment
      plan ...................................................                 29                  --
   Dividends to stockholders .................................               (719)               (456)
   Advances from advisor .....................................                383                  21
                                                                       ----------          ----------

      Net cash provided by financing activities ..............              1,289               6,082


Net (decrease) in cash and cash equivalents ..................               (664)             (2,109)
Cash and cash equivalents, beginning of period ...............              1,145               3,186
                                                                       ----------          ----------

Cash and cash equivalents, end of period .....................         $      481          $    1,077
                                                                       ==========          ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                       ----------------------------
                                                                          1998               1997
                                                                       ---------          ---------
                                                                          (dollars in thousands)

Reconciliation of net income to net cash
   provided by operating activities
Net income (loss) ............................................         $    (513)         $   2,880
Adjustments to reconcile net income to net cash
      provided by operating activities
   (Gain) on sale of real estate .............................                --             (3,322)
   Depreciation and amortization .............................             1,666              1,208
   Equity in (income) of partnerships ........................              (249)               (21)
   Distributions from equity partnerships' operating
      cash flow ..............................................                --                218
   Decrease in interest receivable ...........................                17                 --
   (Increase) decrease in other assets .......................               483               (547)
   Increase in interest payable ..............................                45                282
   Increase (decrease) in other liabilities ..................              (651)             1,114
                                                                       ---------          ---------

      Net cash provided by operating activities ..............         $     798          $   1,812
                                                                       =========          =========

Schedule of noncash investing and financing activities

Notes payable from purchase of real estate....................         $      --           $  3,470





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

Certain balances for 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2.  NOTES AND INTEREST RECEIVABLE

In August 1998, the Company's remaining mortgage note receivable with a principal balance of $2,000,000 was collected in full. Net cash of $1.5 million was received, after the pay off of $500,000 in underlying debt.

NOTE 3.  INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

The Company owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City"), which owned five properties in Texas. In May 1998, Tri-City sold two of its apartment complexes for a total of $3.3 million in cash. Tri-City received net cash of $1.4 million after the payoff of $1.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company received a distribution of $399,000 of such net cash. Tri-City paid a real estate brokerage commission of $119,000 to Carmel Realty, Inc., an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $3.3 million sales price of the properties. Tri-City recognized a gain of $496,000 on the sale of which, the Company's equity share was $180,000.

NOTE 4.  NOTES AND INTEREST PAYABLE

In August 1998, the Company obtained mortgage financing of $816,000 secured by the previously unencumbered Valley View Center Office Building in Farmers Branch, Texas. Net cash of $778,000 was received, after the payment of various closing costs associated with the financing. The mortgage bears interest at 9.1% per annum, requires monthly payments of interest only and matures in August 2000. A mortgage brokerage and equity refinancing fee of $8,000 was paid to BCM based on the $816,000 refinancing.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.


                          ----------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

Income Opportunity Realty Investors, Inc. (the "Company") invests in equity interests in real estate through acquisitions, leases and partnerships and has invested in mortgage loans on real estate. The Company is the successor to a California business trust organized on December 14, 1984 which commenced operations on April 10, 1985.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 1998, were $481,000, compared with $1.1 million at December 31, 1997. The Company's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings and, to a lesser extent, distributions from partnerships.

The Company's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $4.7 million in the first nine months of 1997 to $6.0 million in the first nine months of 1998. Of this increase $1.8 million is due to the purchase of eight income producing properties during 1997 and $153,000 is due to increased rental and occupancy rates at the Company's commercial properties. These increases were partially offset by a decrease of $700,000 due to the sale of three apartment complexes during 1997.

In August 1998, the Company received net cash of $1.5 million from the payoff of its one remaining mortgage note receivable.

Also in August 1998, the Company obtained mortgage financing in the amount of $816,000 secured by the unencumbered Valley View Center Office Building. Net cash of $778,000 was received, after the payment of various closing costs associated with the financing. $1.7 million was expended in 1998 to complete construction of the building.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In the first nine months of 1998, quarterly dividends of $.45 per share or a total of $719,000 were paid, and 2,643 shares of Common Stock were sold through the dividend reinvestment program for a total of $29,000.

Management reviews the carrying values of the Company's properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, which includes discussions with the manager of the property and visits to selected properties in the surrounding area and a review of the following: (i) the property's current rents compared to market rents; (ii) the property's expenses; (iii) the property's maintenance requirements; and, (iv) the property's cash flow.


Results of Operations

For the three and nine months ended September 30, 1998, the Company had net losses of $556,000 and $513,000 as compared with a net loss of $266,000 and net income of $2.9 million in the corresponding periods in 1997. Net income for the nine months ended September 30, 1997, included gains on sale of real estate of $3.3 million. Fluctuations in this and other components of revenues and expenses between the 1997 and 1998 periods are discussed below.

Rents in the three and nine months ended September 30, 1998, were $3.3 million and $10.5 million as compared to $3.2 million and $8.8 million in the corresponding periods in 1997. Of the increases, $427,000 and $3.7 million for the three and nine months ended September 30, 1998, is due to eight properties being acquired during 1997. These increases were partially offset by a decrease of $244,000 and $2.0 million for the three and nine months ended September 30, 1998, due to the sale of three apartment complexes in 1997. Rents for the remainder of 1998 are expected to increase as the Company continues to benefit from the operations of the properties acquired in the second half of 1997.

Property operations expense in the three and nine months ended September 30, 1998, was $1.6 million and $4.5 million as compared to $1.5 million and $4.1 million in the corresponding periods in 1997. Of the increases, $327,000 and $1.9 million for the three and nine months ended September 30, 1998, is due to the acquisition of eight properties during 1997. These increases were partially offset by a decrease of $208,000 and $1.3 million for the three and nine months ended September 30, 1998 due to the sale of three apartment complexes in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Interest income decreased to $33,000 and $158,000 in the three and nine months ended September 30, 1998 compared to the $61,000 and $203,000 in the corresponding periods in 1997. In August 1998, the Company collected its remaining mortgage note receivable. Interest income for the fourth quarter of 1998 is expected to be minimal due to the payoff of such mortgage note receivable.

Interest expense increased to $1.4 million and $4.2 million in the three and nine months ended September 30, 1998, compared to the $1.1 million and $2.9 million in the corresponding periods in 1997. Of these increases, $207,000 and $1.5 million for the three and nine months ended September 30, 1998, was due to the debt incurred or assumed on the eight properties acquired during 1997, and an additional $118,000 and $352,000 for the three and nine months was due to the refinancing of a property. These increases were partially offset by a decrease of $1,000 and $444,000 for the nine months ended September 30, 1998 due to the sale of three apartment complexes during 1997. Interest expense for the fourth quarter of 1998 is expected to be comparable to that of the third quarter of 1998.

Depreciation expense increased to $551,000 and $1.6 million for the three and nine months ended September 30, 1998, compared to $426,000 and $1.1 million in the corresponding periods in 1997. These increases were due to eight properties being acquired during 1997 partially offset by the sale of three apartment complexes during 1997. Depreciation expense is expected to remain constant for the fourth quarter of 1998 as no additional properties are expected to be acquired during 1998.

Advisory fee expense increased to $165,000 and $500,000 in the three and nine months ended September 30, 1998 compared to $133,000 and $379,000 for the corresponding periods in 1997. These increases were due to an increase in the Company's gross assets, the basis for such fee. Advisory fee expense is expected to decline in the fourth quarter of 1998, as a result of a decline in the Company's gross assets due to the August 1998 collection of its remaining note receivable.

Net income fee in the nine months ended September 30, 1997, was $218,000. No such fee was incurred for the nine months ended September 30, 1998. The fee is payable to the Company's advisor based on 7.5% of the Company's net income.

General and administrative expense decreased to $206,000 and $594,000 in the three and nine months ended September 30, 1998, compared to the $318,000 and $755,000 in the corresponding periods in 1997. The decrease is mainly due to a decrease in legal fees related to the Olive litigation. General and administrative expense for the fourth quarter of 1998 is expected to be comparable to that of the third quarter of 1998.

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

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and, correspondingly, the ultimate gain to be realized from property sales. To the effect that inflation affects interest rates, earnings from short-term investments and the cost of the new financings as well as the cost of variable interest rate debt will be affected. Inflation also has an effect on earnings from short-term investments.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets or results of operations.

Year 2000

Basic Capital Management, Inc. ("BCM"), the Company's advisor, has informed the Company that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Further, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, that performs property management services for the Company's properties, has informed the Company that it is currently testing year

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Year 2000 (Continued)

2000 compliant property management computer software for the Company's commercial properties. Carmel, Ltd. expects to begin utilizing such software January 1, 1999. With regards to the Company's apartment complexes, Carmel, Ltd. has informed the Company that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant property management computer software.

The Company has not incurred, nor does it expect to incur, any costs related to its accounting and property management computer software being modified, upgraded or replaced in order to make it year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

Management has not completed its evaluation of the Company's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems may not be year 2000 compliant. Management does not believe that any necessary modifications to such systems will require significant expenditures or cause interruptions in operations, as such enhanced operating systems are readily available.

The Company has or will have in place the year 2000 compliant systems that will allow it to operate. The risks the Company faces are that certain of its vendors will not be able to supply goods or services and that financial institutions and taxing authorities will not be able to accurately apply payments made to them. Management believes that other vendors are readily available and that financial institutions and taxing authorities will, if necessary, apply monies received manually. The likelihood of the above having a significant impact on the Company's operations is negligible.


                       -----------------------------------

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

The Olive Amendment provided for the addition of four new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Olive Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

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



                                           INCOME OPPORTUNITY REALTY INVESTORS,
                                           INC.







Date:    November 9, 1998                  By:  /s/ Randall M. Paulson
     ------------------------                 ------------------------
                                              Randall M. Paulson
                                              President






Date:    November 9, 1998                  By:  /s/ Thomas A. Holland
     ------------------------                 -----------------------
                                              Thomas A. Holland
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                   EXHIBITS TO
                          QUARTERLY REPORT ON FORM 10-Q

                  For the Three Months Ended September 30, 1998





Exhibit                                                              Page
Number                          Description                         Number
------                          -----------                         ------

 27.0             Financial Data Schedule.                           17
