Form 10-K405
period 1998-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1999-03-25
CIK 949961

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For The Year Ended December 31, 1998

                        Commission File Number 1-14784

                               ----------------

                   Income Opportunity Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                Nevada                               75-2615944
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

 10670 North Central Expressway, Suite
          300, Dallas, Texas                             75231
    (Address of Principal Executive                    (Zip Code)
               Offices)

                                (214) 692-4700
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
        Common Stock, $.01 par value                      American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 5, 1999, the Registrant had 1,526,043 shares of Common Stock outstanding. Of the total shares outstanding 596,315 were held by other than those who may be deemed to be affiliates, for an aggregate value of $4,621.000 based on the last trade as reported on the American Stock Exchange on March 5, 1999. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                 PART I

Item 1. Business ........................................................    3

Item 2. Properties ......................................................    5

Item 3. Legal Proceedings ...............................................    9

Item 4. Submission of Matters to a Vote of Security Holders .............   10

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
 Matters ................................................................   11

Item 6. Selected Financial Data .........................................   12

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ..................................................   12

Item 8. Financial Statements and Supplementary Data .....................   17

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure ...................................................   35

                                PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant ....   35

Item 11. Executive Compensation .........................................   42

Item 12. Security Ownership of Certain Beneficial Owners and Management
 ........................................................................   44

Item 13. Certain Relationships and Related Transactions .................   45

                                 PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and
 Reports on Form 8-K ....................................................   47

Signature Page ..........................................................   48

                                    PART I

ITEM 1.  BUSINESS

  Income Opportunity Realty Investors, Inc. (the "Company" or "Registrant"), a Nevada corporation, is the successor to a California business trust organized pursuant to a declaration of trust dated December 14, 1984. The Company has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has, in the opinion of management, qualified for federal taxation as a REIT for all periods since May 1, 1985.

  The Company's real estate at December 31, 1998, consisted of fourteen properties held for investment and an interest in a partnership which owns three properties and an interest in second partnership which holds a wraparound mortgage loan. There were no properties purchased in 1998 nor were any mortgage loans funded during 1998. The Company's real estate portfolio is more fully discussed in ITEM 2. "PROPERTIES."

Business Plan

  The Company's only business is investing in equity interests in real estate through direct equity investments and partnerships and financing real estate and real estate related activities through investments in mortgage loans. The Company's real estate is located in the Pacific, Southeast and Southwest regions of the continental United States. Information regarding the real estate portfolio of the Company is set forth in ITEM 2. "PROPERTIES," and in
Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  The Company's business is not seasonal. The Company has determined to continue to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, the Company's plan of operation is to acquire higher class apartment and commercial properties in keeping with the current class of properties in its real estate portfolio. In 1999, the Company intends to focus on apartment acquisitions in order to maintain a balance between apartment and commercial properties. The Company does not expect that it will seek to fund or acquire new mortgage loans. It may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Company also intends to continue its strategy of maximizing each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of the properties.

  The Board of Directors currently intends to continue its policy of prohibiting the Company from incurring aggregate secured and unsecured indebtedness in excess of 300% of the Company's net asset value (defined as the book value of all assets of the Company minus all of its liabilities); however, the Board of Directors may alter such policy at any time.

Management of the Company

  Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Board of Directors. The duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. The Advisor also serves as a consultant in connection with the Company's business plan and investment decisions made by the Board of Directors.

  BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a trustee of the Company's predecessor trust until December 31, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

  BCM has been providing advisory services to the Company since March 28, 1989. Renewal of BCM's advisory agreement was approved by stockholders at their annual meeting held on December 28, 1998. BCM also serves as advisor to Continental Mortgage and Equity Trust ("CMET") and Transcontinental Realty Investors, Inc. ("TCI"). The Directors of the Company are also trustees of CMET and directors of TCI and the officers of the Company are also officers of CMET and TCI. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as a director and Chairman of the Board of ART until November 16, 1992. Randall M. Paulson, President of the Company, also serves as President of CMET, TCI and BCM, and as Executive Vice President of ART. NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART, is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost- reimbursement basis. The officers of the Company are also officers of ART and NMC. As of March 5, 1999, ART and TCI each owned approximately 30.4% and 22.7% of the Company's outstanding shares of Common Stock.

  Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of property-level management services to the Company. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips, and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of the Company's 10 office buildings and the commercial properties owned by a real estate partnership in which the Company and TCI are partners to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

  Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a nonexclusive brokerage agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor."

  The Company has no employees. Employees of the Advisor render services to the Company.

Competition

  The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions"), some of which have greater financial resources than those of the Company. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. Management believes that general economic circumstances and trends and new or renovated properties in the vicinity of each of the Company's properties are also competitive factors.

  To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Company's properties are located.

  As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions," the officers and Directors of the Company also serve as officers, directors or trustees of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to those of the Company. The Company's Directors, officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, trustees or directors and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

  In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships," the Company also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Company's and that may compete with the Company in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest which may arise, the Advisor has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

  The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God, and other factors beyond the control of management or the Advisor. Also, the illiquidity of real estate investments may impair the ability of the Company to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate portfolio. However, to the extent property acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be mitigated.

ITEM 2. PROPERTIES

  The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of management, the offices are suitable and adequate for the Company's present operations.

  Details of the Company's real estate portfolio at December 31, 1998, is set forth in Schedule III to the Consolidated Financial Statements included at
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate portfolio and a mortgage note receivable collected in 1998.

  The Company's real estate portfolio consists of properties held for investment and an investment in a partnership. The Company holds a fee simple title to all of the properties in its real estate portfolio. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Company's real estate and further summary information with respect to the properties held for investment and its partnership investments.

  The Company's real estate is geographically diverse. At December 31, 1998, the Company held equity investments in apartments and office buildings in the Pacific, Southwest and Southeast regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The majority of the Company's properties are, however, located in California and Texas. At December 31, 1998, the Company held no mortgage notes receivable.

  At December 31, 1998, two of the Company's properties, Renaissance Parc Apartments and Saratoga Office Building, each exceeded 10% of the Company's total assets. At December 31, 1998, 95% of the Company's assets consisted of properties held for investment and 2% consisted of investments in partnerships. The remaining 3% of the Company's assets at December 31, 1998, were cash, cash equivalents and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above. See ITEM 1. "BUSINESS--Business Plan."

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

Real Estate

  At December 31, 1998, 95% of the Company's assets were invested in real estate, located in the Pacific, Southeast and Southwest regions of the continental United States, on a leveraged basis. The Company's real estate portfolio consists of properties held for investment and an investment in a partnership.

  Types of Real Estate Investments. The Company's real estate consists of apartments and commercial properties (office buildings) having established income-producing capabilities. In selecting real estate for investment, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are considered. The Company may acquire properties subject to, or assume, existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

  The Company expects that in 1999 it will expend approximately $650,000 for tenant improvements and leasing commissions at 2010 Valley View, an office building construction of which was completed in 1998.

  The Company has typically invested in developed real estate. The Company may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board of Directors). To the extent that the Company invests in construction and development projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

  In the opinion of management, the properties owned by the Company are adequately covered by insurance.

  The Company's owned real estate portfolio consisted of 14 properties at January 1, and December 31, 1998, no properties being either purchased or sold. The following table sets forth the percentages, by property type and geographic region, of the Company's real estate at December 31, 1998.

                                                                      Commercial
   Region                                                  Apartments Properties
   ------                                                  ---------- ----------
   Pacific................................................    -- %        73%
   Southwest..............................................    100         13
   Southeast..............................................    --          14
                                                              ---        ---
                                                              100%       100%

  The foregoing table is based solely on the number of apartment units and commercial square footage owned and does not reflect the value of the Company's investment in each region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate.

  Properties Held for Investment. Set forth below are the Company's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 1998, 1997 and 1996:

                                                                         Rent Per Square Foot  Occupancy %
                                                        Units/           -------------------- --------------
Property                       Location             Square Footage        1998   1997   1996  1998 1997 1996
--------                 -------------------- -------------------------- ------ ------ ------ ---- ---- ----
Apartments
Eastpoint............... Mesquite, TX         126 units/ 113,138 sq. ft. $  .70 $  .67 $  .66  93   97   97
LaMonte Park............ Houston, TX          128 units/ 123,184 sq. ft.    .63    .59      *  99   96    *
Renaissance Parc........ Dallas, TX           294 units/ 293,654 sq. ft.    .82    .80      *  96   95    *
Treehouse............... San Antonio, TX       106 units/ 88,957 sq. ft.    .78    .76    .75  96   98   94

Office Buildings
2010 Valley View........ Farmers Branch, TX               39,568 sq. ft. $ 3.00 $   ** $   **  19   **   **
5600 Mowry.............. Newark, CA                       56,120 sq. ft.  19.86  18.92      *  58   81    *
Akard Plaza............. Dallas, TX                       42,895 sq. ft.  13.47  13.27      *  92   99    *
Chuck Yeager............ Chantilly, VA                    60,060 sq. ft.  13.39  13.07      *  72   93    *
Daley Plaza............. San Diego, CA                   122,795 sq. ft.  12.53  12.74  12.88  74   76   80
La Mesa Village......... La Mesa, CA                      92,611 sq. ft.  16.47  17.15      *  89   90    *
Olympic................. Los Angeles, CA                  46,685 sq. ft.  21.47  21.94  16.09 100   73   73
Saratoga................ Saratoga, CA                     89,825 sq. ft.  26.17  21.27  19.42  95  100   98
Town Center............. Boca Raton, FL                   24,518 sq. ft.   9.36   8.86   8.21  43  100  100
Westlake Village........ Westlake Village, CA             45,500 sq. ft.  14.44  14.20      *  79   98    *

--------
*  Property was purchased in 1997.
** Property was purchased in 1997 and construction was completed in 1998.

  In September 1997, the Company purchased 2010 Valley View, a partially complete four story office building in Farmers Branch, Texas. In September 1998, the Company completed construction at a total cost of $1.9 million with $1.8 million being spent in 1998. The Company also expended an additional $184,000 for tenant improvements in 1998. In August 1998, the Company obtained mortgage financing of $816,000 secured by the office building, receiving net cash of $778,000, after the payment of various closing costs. The mortgage bears interest at 9.1% per annum, requires monthly payments of interest only and matures in August 2000. A mortgage brokerage and equity refinancing fee of $8,000 was paid to BCM.

  Partnership Properties. Set forth below are the properties owned by a partnership in which the Company is an equity investee and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1998, 1997 and 1996:

                                                           Rent Per
                                                          Square Foot     Occupancy %
                                                       ----------------- --------------
Property                    Location    Square Footage 1998  1997  1996  1998 1997 1996
--------                 -------------- -------------- ----- ----- ----- ---- ---- ----
Office Building
MacArthur Mills......... Carrollton, TX 53,472 sq. ft. $9.62 $9.35 $8.38 100   97   94

Shopping Centers
Chelsea Square.......... Houston, TX    70,275 sq. ft.  8.58  9.21  9.32  81   49   69
Summit at Bridgewood.... Fort Worth, TX 48,696 sq. ft.  9.48  9.48  8.67  79   65   62

  The Company owns a 36.3% general partner interest and TCI owns a 63.7% combined general and limited partner interest in Tri-City Limited Partnership which in turn owns the three properties listed above. In May 1998, Tri-City sold its two apartments for a total of $3.3 million. Tri-City received net cash of $1.4 million after paying off $1.9 million in mortgage debt and the payment of various closing costs. The Company received a distribution of $399,000 of such net cash. Tri-City paid a real estate brokerage commission of $119,000 to Carmel Realty. Tri-City recognized a gain of $496,000 of which the Company's equity share was $180,000. In 1998, the Company made no advances to the partnership and received $181,000 in operating distributions.

Mortgage Loans

  Prior to 1991, a substantial portion of the Company's assets had been invested in mortgage notes secured by income-producing real estate. The Company's mortgage notes have included first, wraparound and junior mortgage loans. The Company has determined that it will not seek to fund or acquire new mortgage loans, other than those which it may originate in conjunction with providing purchase money financing of a property sale. See ITEM 1. "BUSINESS". BCM, in its capacity as a mortgage servicer, serviced the Company's mortgage notes.

  At December 31, 1997, the Company had one mortgage note receivable and none at December 31, 1998.

  In August 1998, the Company's last remaining mortgage note receivable with a principal balance of $2.0 million was collected in full. Net cash of $1.5 million was received, after paying off $500,000 in underlying mortgage debt.

  Partnership mortgage loans. The Company owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates ("NIA"), which holds a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri. The Company received no distributions from NIA in 1998, but did advance the partnership $8,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of stockholders on December 29, 1998, at which meeting the stockholders were asked to consider and vote upon: (1) the election of Directors; and (2) approval of the renewal of the advisory agreement with BCM. At such meeting stockholders elected the following individuals as Directors:

                                                               Shares Voting
                                                            -------------------
                                                                      Withheld
          Director                                             For    Authority
          --------                                          --------- ---------
      Richard W. Douglas...............................     1,251,200  12,371
      Larry E. Harley...................................... 1,251,738  11,833
      R. Douglas Leonhard.................................. 1,251,738  11,883
      Murray Shaw.......................................... 1,251,288  11,833
      Ted P. Stokely....................................... 1,251,288  12,283
      Martin L. White...................................... 1,251,288  12,283
      Edward G. Zampa...................................... 1,251,288  12,283

  Also at such meeting, stockholders approved the renewal of the advisory agreement with BCM with 1,210,119 votes for the proposal, 24,227 votes against and 29,160 votes abstaining.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "IOT". The following table sets forth the high and low prices for the Company's Common Stock as reported on the AMEX.

             QUARTER ENDED                                           HIGH       LOW
             -------------                                         --------- ---------
   March 31, 1999 (through March 5, 1999)......................... $ 8       $ 6 3/8

   March 31, 1998.................................................  12        11 3/8
   June 30, 1998..................................................  12 1/8    11 1/2
   September 30, 1998.............................................  11 7/8     7 15/16
   December 31, 1998..............................................   7 13/16   6 1/8

   March 31, 1997.................................................  14 5/8    11
   June 30, 1997..................................................  14 1/2    11 1/2
   September 30, 1997.............................................  16        11
   December 31, 1997..............................................  12 1/2    11 1/2

  As of March 5, 1999, the closing price of the Company's Common Stock on the AMEX was $7.75 per share.

  As of March 5, 1999, the Company's Common Stock was held by 1,640 holders of record.

  The Company paid quarterly dividends in 1998 and 1997 as follows:

                                                                       Amount
     Date Declared         Record Date            Payable Date        Per Share
     -------------      ------------------     ------------------     ---------
   February 16, 1998    March 13, 1998         March 31, 1998           $.15
   May 27, 1998         June 4, 1998           June 19, 1998             .15
   August 31, 1998      September 15, 1998     September 30, 1998        .15
   November 24, 1998    December 15, 1998      December 30, 1998         .15

   February 26, 1997    March 14, 1997         March 31, 1997            .10
   June 5, 1997         June 13, 1997          June 30, 1997             .10
   September 3, 1997    September 15, 1997     September 30, 1997        .10
   December 1, 1997     December 15, 1997      December 31, 1997         .10

  The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1998 represented a return of capital and 100% of the dividends paid in 1997 represented capital gains.

  On December 5, 1989, the Board of Directors approved a share repurchase program. The Board of Directors authorized the repurchase of a total of 200,000 shares of the Company's Common Stock pursuant to such program. Through December 31, 1998, a total of 198,904 shares had been repurchased at a total cost of $1.8 million. No shares were repurchased in 1998.

ITEM  6. SELECTED FINANCIAL DATA

                                  For the Years Ended December 31,
                          -----------------------------------------------------
                            1998       1997       1996       1995       1994
                          ---------  ---------  ---------  ---------  ---------
                              (dollars in thousands, except per share)
EARNINGS DATA
Revenues................    $14,498    $12,487    $ 9,005    $ 7,919    $ 6,852
Expenses................     15,470     13,175      9,658      8,081      7,225
                          ---------  ---------  ---------  ---------  ---------
(Loss) from operations..       (972)      (688)      (653)      (162)      (373)
Equity in income (loss)
 of partnerships........        293         52         85       (744)        86
Gain on sale of real
 estate.................        --       3,953        --         --         --
                          ---------  ---------  ---------  ---------  ---------
Net income (loss).......   $   (679)   $ 3,317   $   (568)  $   (906)  $   (287)
                          =========  =========  =========  =========  =========
PER SHARE DATA
Net income (loss).......  $    (.44)  $   2.18  $    (.37) $    (.57) $    (.18)
                          =========  =========  =========  =========  =========
Dividends per share.....   $    .60   $    .40   $    .40   $    .30   $    .30
Weighted average Common
 shares outstanding.....  1,521,832  1,519,888  1,530,008  1,582,888  1,582,888
                                            December 31,
                          -----------------------------------------------------
                            1998       1997       1996       1995       1994
                          ---------  ---------  ---------  ---------  ---------
                              (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable, net........    $   --    $  2,010   $  1,998   $  1,986   $  1,974
Real estate held for
 sale, net
  Foreclosed............        --         --         914        845     15,878
  Other.................        --         --       5,709        --      25,157
Real estate held for
 investment, net........     83,691     81,914     46,693     39,480          -
Total assets............     88,695     90,309     63,593     49,169     49,035
Notes and interest
 payable................     60,786     61,323     38,957     22,682     20,717
Stockholders' equity....     23,560     25,131     22,381     24,191     25,572
Book value per share....    $ 15.44   $  16.53   $  14.63   $  15.28   $  16.16

  The Company purchased eight properties in 1997 for a total of $46.6 million and sold three properties for a total of $24.8 million. No properties were purchased or sold in 1998. See ITEM 2. "PROPERTIES--REAL ESTATE" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  Shares and per share data have been restated for the two for one forward Common Stock split effected June 14, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  Income Opportunity Realty Investors, Inc. (the "Company") invests in equity interests in real estate through acquisitions, leases and partnerships. The Company is the successor to a California business trust organized on December 14, 1984 which commenced operations on April 10, 1985.

Liquidity and Capital Resources

  Cash and cash equivalents at December 31, 1998 totaled $103,000 compared to $1.1 million at December 31, 1997. The Company's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings and partnership distributions. Management anticipates that the Company will generate sufficient cash in 1999 to meet its various cash requirements including the payment of dividends, debt service obligations and property renovation and/or improvement costs.

  Net cash provided by operating activities decreased to $1.0 million in 1998 from $1.6 million in 1997. The primary factors affecting the Company's cash flow from operating activities are discussed in the following paragraphs.

  The Company's cash flow from property operations (rents collected less payments for property operating expenses) increased to $7.9 million in 1998 from $6.5 million in 1997. This increase was the result of the purchase of eight properties in 1997 partially offset by a decrease of $632,000 due to the sale of three properties in 1997 and $178,000 due to increased repair and maintenance at two of the Company's commercial properties. Management believes that this trend will continue, particularly in the Company's commercial properties, if the economy remains stable or improves.

  Interest collected on mortgage notes receivable decreased to $182,000 in 1998 from $253,000 in 1997. This decrease was due to a decrease in short term investment income and the collection of the Company's last remaining mortgage note receivable in August 1998. The Company has determined that generally, it will not actively seek to originate new mortgage loans, other than those resulting from the Company's providing purchase money financing in connection with a property sale.

  Interest paid on the Company's notes payable increased to $5.5 million in 1998 from $3.9 million in 1997. This increase was primarily attributable to interest paid on mortgages secured by eight properties purchased and interest paid on the refinancing of a commercial property in 1997 and the financing of an unencumbered property in 1998. The Company believes that interest paid on notes payable will continue to increase as the Company continues to acquire properties on a leveraged basis.

  Advisory and net income fee paid to affiliate of $534,000 in 1998 approximated the $567,000 paid in 1997.

  In 1998, the Company received cash of $2.0 million from the collection of its last remaining mortgage note receivable and also received cash of $800,000 from a mortgage financing of an unencumbered property. During 1998, the Company made scheduled mortgage principal payments totaling $1.4 million.

  Scheduled principal payments on notes payable of $3.9 million are due in 1999. For those mortgages that come due in 1999, it is the Company's intention to either seek to extend the due dates one or more years, or refinance the debt on a long-term basis or pay them when due. Management believes it will continue to be successful in obtaining loan extensions or refinancings.

  The Company owns a 36.3% general partner interest and Transcontinental Realty Investors, Inc. ("TCI") owns a 63.7% combined general and limited partner interest in the Tri-City Limited Partnership ("Tri-City"). In 1998, the Company received $181,000 in distributions from Tri-City's operating cash flow and $399,000 from its investing cash flow. In 1998, the Company received no distributions from and made $8,000 in contributions to Nakash Income Associates ("NIA"). The Company owns a 40% general partner interest and TCI owns a 60% general partner interest in NIA. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  The Company has paid quarterly dividends since the first quarter of 1993. In 1998, the Company paid dividends to its stockholders totaling $945,000 or $.60 per share and in 1997 $567,000 or $.40 per share.

  Management reviews the carrying values of the Company's properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property and visits to selected properties in the area and a review of the following: (1) the property's current rents compared to market rents; (2) the property's expenses; (3) the property's maintenance requirements; and (4) the property's cash flows.

Results of Operations

  1998 Compared to 1997. For the year 1998, the Company reported a net loss of $679,000 as compared with net income of $3.3 million in 1997. The Company's 1997 net income included gains on sale of real estate of $4.0 million whereas its 1998 net loss includes no such gains. The primary factors contributing to the Company's 1998 net loss are discussed in the following paragraphs.

  Rents increased to $14.3 million in 1998 from $12.2 million in 1997. Of this increase, $4.2 million was attributable to the eight properties purchased in 1997. This increase was partially offset by a decrease of $2.1 million due to three apartments being sold in 1997. Rents are expected to increase in 1999 due to a full year of operations of the 2010 Valley View Office Building and increased occupancy and rental rates at its apartment and commercial properties.

  Interest income decreased to $172,000 in 1998 from the $266,000 earned in 1997. This decrease was due to a decrease in short term investment income and the collection, in August 1998, of the Company's last remaining mortgage note receivable. Interest income is expected to be minimal in 1999.

  Property operations expense increased to $6.5 million in 1998 from $5.9 million for 1997. Of the increase, $2.2 million was attributable to the eight properties purchased in 1997 and $178,000 was due to increased repairs and maintenance at two of the Company's commercial properties. These increases were partially offset by a decrease of $1.5 million due to three apartments being sold in 1997.

  Interest expense increased to $5.8 million in 1998 from $4.1 million in 1997. Of this increase, $1.7 million was attributable to the purchase of eight properties in 1997, $418,000 was due to the refinancing of a commercial property in 1997 and $29,000 was due to the financing of an unencumbered property in 1998. These increases were partially offset by a decrease of $444,000 due to three apartments being sold in 1997. Interest expense in 1999 is expected to approximate 1998.

  Depreciation expense increased to $2.2 million in 1998 from $1.6 million in 1997. Of this increase, $592,000 was due to eight properties being purchased in 1997 partially offset by a decrease of $159,000 due to three apartments being sold in 1997. Depreciation expense in 1999 is expected to approximate 1998.

  Advisory fee decreased to $329,000 in 1998 from $343,000 in 1997. Such decrease was attributable to a decrease in the Company's gross assets, the basis for such fee and an increase in the operating expense limitation refund. See NOTE 9. "ADVISORY AGREEMENT." Such fee is expected to continue to decrease if the Company's assets continue to decrease.

  A net income fee of $275,000 was earned by the Company's advisor in 1997. Such fee was the result of the Company recognizing gains totaling $4.0 million from the sale of three apartments in 1997. No such fee was incurred in 1998.

  General and administrative expenses decreased to $755,000 in 1998 from $1.0 million in 1997. This decrease was attributable to a decrease in legal fees related to the Olive litigation (see NOTE 14. "COMMITMENTS AND
CONTINGENCIES").

  Equity in income of partnerships increased to $293,000 in 1998 from $52,000 in 1997. Included in equity earnings in 1998 are gains on the sale of real estate of $180,000, the Company's equity share of the gain recognized by Tri-City on the sale of its two apartments. See NOTE 5. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

  1997 Compared to 1996. For the year 1997, the Company reported net income of $3.3 million as compared with a net loss of $568,000 in 1996. The Company's 1997 net income included gains on sale of real estate of $4.0 million, its 1996 net loss included no such gains. The primary factors contributing to the Company's 1997 net income are discussed in the following paragraphs.

  Rents increased to $12.2 million in 1997 from $8.7 million in 1996. Of this increase, $5.4 million was attributable to the ten properties purchased in 1997 and late 1996 and $355,000 was attributable to increased occupancy and rental rates at two of the Company's commercial properties and two of its apartments. These increases were partially offset by a decrease of $2.2 million due to three apartments being sold in 1997.

  Property operations expense increased to $5.9 million in 1997 from $4.4 million in 1996. Of the increase, $2.5 million was attributable to the ten properties purchased in 1997 and late 1996 and $87,000 was due to increased repairs and maintenance at one of the Company's commercial properties. These increases were partially offset by a decrease of $1.0 million due to three apartments being sold in 1997.

  Interest income decreased to $266,000 in 1997 from $339,000 in 1996. This decrease was primarily due to a decrease in short term investment income.

  Interest expense increased to $4.1 million in 1997 from $2.6 million in 1996. Of this increase $2.1 million was attributable to the purchase of ten properties in 1997 and late 1996 and $191,000 was due to the financing of two unencumbered commercial properties in late 1996 and the refinancing of a commercial property in 1997. These increases were partially offset by a decrease of $848,000 due to three apartments being sold in 1997.

  Depreciation expense increased to $1.6 million in 1997 from $1.1 million in 1996. Of this increase, $734,000 was due to ten properties purchased in 1997 and late 1996 partially offset by a decrease of $294,000 due to three apartments being sold in 1997.

  Advisory fee increased to $343,000 in 1997 from $227,000 in 1996. Such increase was attributable to an increase in the Company's gross assets, the basis for such fee.

  A net income fee of $275,000 was earned by the Company's advisor in 1997. Such fee was the result of the Company recognizing gains totaling $4.0 million from the sale of three apartments in 1997. No such fees were incurred in 1996.

  General and administrative expenses decreased to $1.0 million in 1997 from $1.3 million in 1996. Of this decrease, $189,000 was attributable to a decrease in legal fees related to the Olive litigation (see NOTE 14. "COMMITMENTS AND CONTINGENCIES") and $248,000 was attributable to the 1996 preparation of proxy material and registration statement relating to the Company's incorporation, which was nonrecurring in nature. These decreases are partially offset by an increase of $73,000 in advisor cost reimbursements and $90,000 in professional fees relating to the selection of new directors.

  Equity in income of partnerships was $52,000 in 1997 compared to $85,000 in 1996. The decrease is due to expenses relating to the refinancing of one of the equity partnership's mortgage debt.

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

Inflation

  The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs.

Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

Taxes

  For the years 1996, 1997 and 1998, the Company elected and in the opinion of management qualified, to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in
Section 857 of the Code, on an annual basis to stockholders.

Year 2000

  Basic Capital Management, Inc. ("BCM"), the Company's advisor, has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

  Further, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM that performs property management services for the Company's properties, has informed management that effective January 1, 1999, it began using year 2000 compliant computer hardware and property management software for the Company's commercial properties. With regard to the Company's apartments, Carmel, Ltd. has informed management that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant computer hardware and property management software.

  The Company has not incurred, nor does it expect to incur, any costs related to its computer hardware and accounting and property management software being modified, upgraded or replaced to make them year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

  Management has completed its evaluation of the Company's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems are not year 2000 compliant. Management believes that necessary modifications to such systems are insignificant and do not require significant expenditures to make the affected systems year 2000 compliant, as enhanced operating systems are readily available.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants.......................   18

Consolidated Balance Sheets--December 31, 1998 and 1997..................   19

Consolidated Statements of Operations--Years Ended December 31, 1998,
 1997 and 1996...........................................................   20

Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1998, 1997 and 1996.....................................................   21

Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996...........................................................   22

Notes to Consolidated Financial Statements...............................   24

Schedule III--Real Estate and Accumulated Depreciation...................   33

  All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Income Opportunity Realty Investors, Inc.

  We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Dallas, Texas
March 24, 1999

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
                                                       (dollars in thousands,
                                                          except per share)
                       Assets
Notes and interest receivable
 Performing..........................................  $       --   $     2,010
Real estate held for investment, net of accumulated
 depreciation ($7,379 in 1998 and $5,211 in 1997)....       83,691       81,914
Investment in partnerships...........................        1,483        1,762
Cash and cash equivalents............................          103        1,145
Other assets (including $475 in 1998 and $302 in 1997
 from affiliates)....................................        3,418        3,478
                                                       -----------  -----------
                                                       $    88,695  $    90,309
                                                       ===========  ===========
        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable...........................  $    60,786  $    61,323
Other liabilities (including $1,194 in 1998 and $468
 in 1997 to affiliates)..............................        4,349        3,855
                                                       -----------  -----------
                                                            65,135       65,178
Commitments and contingencies
Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000
 shares; issued and outstanding 1,526,043 shares in
 1998 and 1,519,888 shares in 1997...................           15           15
Paid-in capital......................................       64,857       64,804
Accumulated distributions in excess of accumulated
 earnings............................................      (41,312)     (39,688)
                                                       -----------  -----------
                                                            23,560       25,131
                                                       -----------  -----------
                                                       $    88,695  $    90,309
                                                       ===========  ===========



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Years Ended December 31,
                                    -------------------------------------------
                                        1998           1997           1996
                                    -------------  -------------  -------------
                                    (dollars in thousands, except per share)
Revenues
 Rents............................  $      14,326  $      12,221  $       8,666
 Interest.........................            172            266            339
                                    -------------  -------------  -------------
                                           14,498         12,487          9,005
Expenses
 Property operations (including
  $634 in 1998, $503 in 1997 and
  $209 in 1996 to affiliates).....          6,462          5,900          4,358
 Interest.........................          5,756          4,069          2,629
 Depreciation.....................          2,168          1,615          1,128
 Advisory fee to affiliate........            329            343            227
 Net income fee to affiliate......            --             275            --
 General and administrative
  (including $228 in 1998, $248 in
  1997 and $175 in 1996 to
  affiliate)......................            755            973          1,316
                                    -------------  -------------  -------------
                                           15,470         13,175          9,658
                                    -------------  -------------  -------------
(Loss) from operations............           (972)          (688)          (653)
Equity in income of partnerships..            293             52             85
Gain on sale of real estate.......            --           3,953            --
                                    -------------  -------------  -------------
Net income (loss).................  $        (679) $       3,317  $        (568)
                                    =============  =============  =============
Earnings per share
Net income (loss).................  $        (.44) $        2.18  $        (.37)
                                    =============  =============  =============
Weighted average shares of Common
 Stock used in computing earnings
 per share........................      1,521,832      1,519,888      1,530,008
                                    =============  =============  =============



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Accumulated
                                                      Distributions
                           Common Stock               in Excess of
                         ------------------  Paid-in   Accumulated  Stockholders'
                          Shares    Amount   Capital    Earnings       Equity
                         ---------  -------  -------  ------------- -------------
                               (dollars in thousands, except per share)
Balance, January 1,
 1996................... 1,582,888  $ 3,347  $62,093    $(41,249)      $24,191
Change in par value.....       --    (3,332)   3,332         --            --
Repurchase of Common
 Stock..................   (63,000)     --      (621)        --           (621)
Dividends ($.40 per
 share).................       --       --       --         (621)         (621)
Net (loss)..............       --       --       --         (568)         (568)
                         ---------  -------  -------    --------       -------
Balance, December 31,
 1996................... 1,519,888       15   64,804     (42,438)       22,381
Dividends ($.40 per
 share).................       --       --       --         (567)         (567)
Net income..............       --       --       --        3,317         3,317
                         ---------  -------  -------    --------       -------
Balance, December 31,
 1997................... 1,519,888       15   64,804     (39,688)       25,131
Sale of Common Stock
 under dividend
 reinvestment plan......     6,155      --        53         --             53
Dividends ($.60 per
 share).................       --       --       --         (945)         (945)
Net (loss)..............       --       --       --         (679)         (679)
                         ---------  -------  -------    --------       -------
Balance, December 31,
 1998................... 1,526,043  $    15  $64,857    $(41,312)      $23,560
                         =========  =======  =======    ========       =======




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Years Ended December 31,
                                          ------------------------------------
                                             1998        1997         1996
                                          ----------  -----------  -----------
                                                (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected......................... $   14,326  $    11,772  $     8,688
 Interest collected......................        182          253          327
 Interest paid...........................     (5,540)      (3,856)      (2,281)
 Payments for property operations
  (including $634 in 1998, $503 in 1997
  and $209 in 1996 to affiliate).........     (6,427)      (5,295)      (5,223)
 Advisory and net income fee paid to
  affiliate..............................       (534)        (567)        (386)
 General and administrative expenses paid
  (including $228 in 1998, $248 in 1997
  and $175 in 1996 to affiliate).........     (1,048)      (1,081)      (1,151)
 Distributions from equity partnerships'
  operating cash flow....................        181          218          308
 Escrow funding..........................       (135)        (522)        (219)
 Other...................................         (9)         663           88
                                          ----------  -----------  -----------
   Net cash provided by operating
    activities...........................        996        1,585          151
Cash Flows from Investing Activities
 Funding of equity partnerships..........         (8)        (224)         (82)
 Real estate improvements................     (3,945)        (901)        (290)
 Acquisition of real estate (including
  $1,826 in 1997 and $532 in 1996 to
  affiliate).............................        --       (38,174)     (10,151)
 Proceeds from sale of real estate.......        --        23,593          --
 Distributions from equity partnerships'
  investing cash flow....................        399          --           --
 Collection on notes receivable..........      2,000          --           --
                                          ----------  -----------  -----------
   Net cash (used in) investing
    activities...........................     (1,554)     (15,706)     (10,523)
Cash Flows from Financing Activities
 Proceeds from notes payable.............        800       31,565       13,011
 Payments on notes payable...............     (1,422)     (19,452)        (439)
 Deferred financing costs................        (25)        (250)        (488)
 Distributions from equity partnerships'
  financing cash flow....................        --           627          --
 Sale of Common Stock under dividend
  reinvestment plan......................         53          --           --
 Dividends to stockholders...............       (945)        (567)        (621)
 Repurchase of Common Stock..............        --           --          (621)
 Payments (to)/from advisor..............      1,055          157         (272)
                                          ----------  -----------  -----------
   Net cash provided by (used in)
    financing activities.................       (484)      12,080       10,570
Net increase (decrease) in cash and cash
 equivalents.............................     (1,042)      (2,041)         198
Cash and cash equivalents, beginning of
 year....................................      1,145        3,186        2,988
                                          ----------  -----------  -----------
Cash and cash equivalents, end of year... $      103  $     1,145  $     3,186
                                          ==========  ===========  ===========



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                             For the Years Ended December 31,
                                             ----------------------------------
                                               1998        1997         1996
                                             ---------- -----------  ----------
                                                  (dollars in thousands)
Reconciliation of net income (loss) to net
 cash provided by operating activities
  Net income (loss)........................      $(679) $     3,317  $     (568)
  Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities
    Depreciation and amortization..........      2,297        1,718       1,261
    Gain on sale of real estate............        --        (3,953)        --
    Equity in (income) of partnerships.....       (293)         (52)        (85)
    Distributions from equity partnerships'
     operating cash flow...................        181          218         308
    Decrease in interest receivable........         17          --          --
    (Increase) in other assets.............       (102)      (1,091)       (350)
    Increase in interest payable...........         80           97         203
    Increase (decrease) in other
     liabilities...........................       (505)       1,331        (618)
                                             ---------  -----------  ----------
      Net cash provided by operating
       activities..........................  $     996  $     1,585  $      151
                                             =========  ===========  ==========
Schedule of noncash investing and financing
 activities
  Notes payable from purchase of real
   estate..................................  $     --   $     7,736  $    3,500



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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and company business. Income Opportunity Realty Investors, Inc. ("IORI") is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company may hold interests in real estate through direct ownership, leases and partnerships and it may also invest in mortgage loans on real estate.

  Basis of consolidation. The Consolidated Financial Statements include the accounts of IORI and controlled subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

  Accounting estimates. In the preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

  Real estate held for investment and depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 2 to 40 years.

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

  Investment in noncontrolled partnerships. The Company uses the equity method to account for investments in partnerships which it does not control. Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the partnership's operating income and additional advances and decreased by its proportionate share of the partnership's operating losses and distributions received.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  Operating segments. Management has determined that the Company's reportable operating segments are those that are based on the Company's method of internal reporting which disaggregates its operations based on the type of real estate.

  Fair value of financial instruments. The Company used the following assumptions in estimating the fair value of its note receivable and notes payable. For its note receivable in 1997, which was performing, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. The estimated fair value presented does not purport to represent the amount to be ultimately realized on collection. The amount ultimately realized may vary significantly from the estimated fair value presented. For notes payable the fair value was estimated using year end interest rates for mortgages with similar terms and maturities.

  Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Earnings per share. Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

NOTE 2. NOTES AND INTEREST RECEIVABLE

  Notes and interest receivable consisted of the following:

                                                                  1997
                                                          ---------------------
                                                          ESTIMATED FAIR  BOOK
                                                              VALUE      VALUE
                                                          -------------- ------
   Note Receivable
     Performing..........................................     $2,015     $2,000
                                                              ======
   Accrued interest......................................                    17
   Unamortized discount..................................                    (7)
                                                                         ------
                                                                         $2,010
                                                                         ======

  In August 1998, the Company's last remaining note receivable with a principal balance of $2.0 million was collected in full. Net cash of $1.5 million was received, after paying off $500,000 in underlying debt.

NOTE 3. REAL ESTATE AND DEPRECIATION

  In 1997, the Company purchased (1) the Chuck Yeager Office Building in Chantilly, Virginia, for $5.1 million, (2) the La Mesa Village Office Building in La Mesa, California, for $8.1 million, (3) the Renaissance Parc apartments in Dallas, Texas, for $15.7 million, (4) the La Monte Park apartments in Houston, Texas, for $3.7 million, (5) the 2010 Valley View Office Building in Farmers Branch, Texas, for $565,000, (6) the Westlake Village Office Building in Westlake Village, California, for $3.9 million, (7) the Akard Plaza Office Building in Dallas, Texas, for $3.5 million, and (8) the 5600 Mowry Office Building in Newark, California, for $6.0 million. In connection with these purchases, the Company either assumed existing mortgage debt or obtained new mortgage debt totaling $34.8 million with the remainder of the purchase prices paid in cash. Also during 1997, the Company sold the Plumtree Apartments in Martinez, California, for $7.8 million, the Porticos Apartments in Milwaukee, Wisconsin, for $15.2 million and the Spanish Trace Apartments in Irving, Texas, for $1.8 million. The Company received net cash of $8.5 million from the sales after paying off $15.3 million in mortgage debt. Gains totaling $4.0 million were recognized.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 4. ALLOWANCE FOR ESTIMATED LOSSES

  Activity in the allowance for estimated losses was as follows:

                                                              1998  1997  1996
                                                              ----- ----- -----
      Balance January 1,..................................... $ --  $ --  $ 121
        Amounts charged off..................................   --    --   (121)
                                                              ----- ----- -----
      Balance December 31,................................... $ --  $ --  $ --
                                                              ===== ===== =====


NOTE 5. INVESTMENT IN EQUITY METHOD PARTNERSHIPS

  The Company's investment in equity method partnerships consist of the following:

                                                                   1998   1997
                                                                  ------ ------
   Tri-City Limited Partnership ("Tri-City")..................... $1,204 $1,523
   Nakash Income Associates ("NIA")..............................    279    239
                                                                  ------ ------
                                                                  $1,483 $1,762
                                                                  ====== ======

  The Company uses the equity method to account for its 36.3% general partner interest in Tri-City, which owned five properties in Texas. Transcontinental Realty Investors, Inc. ("TCI") owns a combined 63.7% general and limited partner interest in Tri-City. In May 1998, Tri-City sold its two apartments for a total of $3.3 million in cash, receiving net cash of $1.4 million after paying off $1.9 million in mortgage debt and the payment of various closing costs. The Company received a distribution of $399,000 of such net cash. Tri-City recognized a gain of $496,000 on the sale of which the Company's equity share was $180,000. In September 1997, Tri-City had obtained first mortgage financing of $1.9 million secured by its two unencumbered apartments. The Company received $627,000 of the net financing proceeds. As of March 5, 1999, TCI owned approximately 22.7% of the Company's outstanding shares of Common Stock.

  The Company also uses the equity method to account for its 40% general partner interest in NIA, its only asset being a wraparound mortgage note receivable secured by a shopping center in Maulden, Missouri. TCI owns the remaining 60% general partner interest in NIA.

  Set forth below are summarized financial data for the partnerships the Company accounts for using the equity method:

                                                               1998     1997
                                                              -------  -------
Notes receivable............................................  $   902  $   902
Real estate, net of accumulated depreciation ($4,298 in 1998
 and $4,368 in 1997)........................................    7,319   10,024
Other assets................................................      264      410
Notes payable...............................................   (2,040)  (4,102)
Other liabilities...........................................     (256)    (415)
                                                              -------  -------
Partners' capital...........................................  $ 6,189  $ 6,819
                                                              =======  =======

                                                       1998     1997     1996
                                                      -------  -------  -------
Rents................................................ $ 2,612  $ 2,648  $ 2,643
Interest income......................................     156       30      121
Interest expense.....................................    (260)    (289)    (249)
Property operations expense..........................  (1,077)  (1,757)  (1,768)
Depreciation.........................................    (483)    (472)    (501)
Provision for losses.................................     --       --       --
                                                      -------  -------  -------
Net income........................................... $   948  $   160  $   246
                                                      =======  =======  =======

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  The Company's equity share of the above net income for 1998, 1997 and 1996 was $347,000, $56,000 and $89,000, respectively, before amortization of property acquisition costs discussed below.

  The Company's share of the above partnerships' capital was $2.3 million in 1998 and $2.5 million in 1997.

  The excess of the Company's investment over its respective share of the equity in the underlying net assets of Tri-City relates principally to the remaining unamortized property acquisition costs of $118,000 in 1998 and $172,000 in 1997. These amounts are being amortized over the remaining estimated useful lives of the properties.

NOTE 6. NOTES AND INTEREST PAYABLE

  Notes and interest payable consist of the following:

                                                   1998              1997
                                             ----------------- -----------------
                                             Estimated         Estimated
                                               Fair     Book     Fair     Book
                                               Value    Value    Value    Value
                                             --------- ------- --------- -------
   Notes payable............................  $61,025  $60,380  $62,612  $60,998
                                              =======           =======
   Interest payable.........................               406               325
                                                       -------           -------
                                                       $60,786           $61,323
                                                       =======           =======

  Scheduled notes payable principal payments are due as follows:

   1999................................................................. $ 3,915
   2000.................................................................   3,402
   2001.................................................................   3,840
   2002.................................................................   9,891
   2003.................................................................   4,900
   Thereafter...........................................................  34,432
                                                                         -------
                                                                         $60,380
                                                                         =======

  Mortgage notes payable at December 31, 1998, bear interest at rates ranging from 7.75% to 10.25% and mature between 1999 and 2007. These notes are collateralized by deeds of trust on real estate with a net carrying value of $83.7 million.

  In August 1998, the Company obtained mortgage financing of $816,000 secured by the unencumbered 2010 Valley View Office Building in Farmers Branch, Texas, receiving net cash of $778,000 after the payment of various closing costs. The mortgage bears interest at 9.1% per annum, requires monthly payments of interest only and matures in August 2000.

  In December 1998, the mortgage debt in the amount of $2.5 million secured by the Akard Plaza Office Building in Dallas, Texas matured. In February 1999, the lender agreed to extend the mortgage's maturity date to June 1999, all other terms remained unchanged.

  In January 1999, the mortgage debt in the amount of $2.6 million secured by the Chuck Yeager Office Building in Chantilly, Virginia matured. In February 1999, the lender agreed to extend the mortgage's maturity date to January 2000, all other terms remained unchanged.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  In 1997, the Company purchased two apartments and six office buildings for a total of $46.6 million. In conjunction with the purchases, the Company either assumed existing mortgage debt or obtained mortgage financing totaling $34.8 million. The mortgages bore interest at rates ranging from 8.375% to 10.75% per annum, required monthly payments of principal and interest, totaling $310,939, and matured from June 1998 to July 2007.

  In October 1997, the Company refinanced the matured mortgage debt secured by the Daley Plaza Office Building in San Diego, California in the amount of $7.0 million, receiving net cash of $3.3 million after paying off $3.7 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 9% per annum, requires monthly payments of principal and interest of $62,380 and matures in October 2002.

NOTE 7. DIVIDENDS

  The Company has paid quarterly dividends to its stockholders since the first quarter of 1993. The Company paid dividends of $945,000 ($.60 per share) in 1998 $567,000 ($.40 per share) in 1997 and $621,000 ($.40 per share) in 1996.

  The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1998 and 1996 represented a return of capital and 100% of the dividends paid in 1997 represented capital gains.

NOTE 8. RENTS UNDER OPERATING LEASES

  The Company's operations include the leasing of office buildings. The leases thereon expire at various dates through 2007. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1998:

   1999................................................................. $ 7,841
   2000.................................................................   5,104
   2001.................................................................   2,661
   2002.................................................................   1,536
   2003.................................................................     971
   Thereafter...........................................................     303
                                                                         -------
                                                                         $18,416
                                                                         =======

NOTE 9. ADVISORY AGREEMENT

  Basic Capital Management, Inc. ("BCM" or the "Advisor") has served as advisor to the Company since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a trustee of the Company's predecessor trust until December 31, 1992, and as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

  At the annual meeting of stockholders held on December 28, 1998, the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of stockholders was approved. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders, but do require approval of the Board of Directors.

  Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Board of Directors a budget and business plan containing a twelve-month forecast of operations and cash

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

flow, a general plan for asset sales and purchases, borrowing activity and other investments. The Advisor is required to report quarterly to the Board of Directors on the Company's performance against the business plan. In addition, all transactions or investments require prior approval by the Board of Directors, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Board of Directors.

  The Advisory Agreement also requires prior approval of the Board of Directors for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the stockholders and contains a broad standard governing the Advisor's liability for losses by the Company.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan by the Company. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on the Company's properties. BCM is also to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Company.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company.

  Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require that BCM refund $336,000, $201,000 and $191,000, of the 1998, 1997 and 1996 annual advisory fee, respectively.

  Additionally, if management were to request that BCM render services to the Company other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. "PROPERTY MANAGEMENT," the Company has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide property management for the Company's properties and, as discussed in NOTE 11. "REAL ESTATE BROKERAGE," the Company has engaged Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, on a non-exclusive basis, to provide brokerage services for the Company.

  BCM may only assign the Advisory Agreement with the prior consent of the Company.

NOTE 10. PROPERTY MANAGEMENT

  Carmel, Ltd. provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM,
(2) Gene E. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of the Company's 10 office buildings and the commercial properties owned by Tri-City in which the Company and TCI are partners to Carmel Realty which

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 11. REAL ESTATE BROKERAGE

  Carmel Realty, also provides brokerage services on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property purchases and sales in accordance with a sliding scale of total fees to be paid by the Company.

NOTE 12. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

  Fees and cost reimbursements to BCM and its affiliates:

                                                            1998  1997   1996
                                                            ---- ------ ------
Fees
  Advisory................................................. $329 $  343 $  227
  Net income...............................................  --     269    --
  Incentive sales..........................................  --       6    --
  Brokerage commissions....................................  --   2,472    532
  Mortgage brokerage and equity refinancing................    8     70     85
Property and construction management and leasing
 commissions*..............................................  634    503    209
                                                            ---- ------ ------
                                                            $971 $3,663 $1,053
                                                            ==== ====== ======
Cost reimbursements........................................ $228 $  248 $  175
                                                            ==== ====== ======

--------
* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13. INCOME TAXES

  For the years 1998, 1997 and 1996, the Company has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed.

  The Company had a net losses for federal income tax purposes in 1998 and 1996 and net income before the application of operating loss carryforwards in 1997; therefore, the Company recorded no provision for income taxes. The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1998, the Company's tax basis in its net assets exceeded their basis for financial statement purposes by $2.2 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1998, the Company had tax net operating loss carryforwards of $17.4 million expiring through the year 2018.

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 15. OPERATING SEGMENTS

  Significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of its operating segments and allocates resources to them based on net operating income and cash flow. The Company based reconciliation of expenses that are not reflected in the segments is $1.1 million of administrative expenses. There are no intersegment revenues and expenses and the Company conducts all of its business in the United States.

  The Company has not disclosed prior years' operating segment data on a comparative basis, because management found it impractical to obtain the data for prior years.

  Presented below are the reportable operating segments, their operating income and 1998 segment assets.

                                                  Commercial
                                                  Properties Apartments  Total
                                                  ---------- ---------- -------
   Operating revenue.............................   $9,058     $5,268   $14,326
   Operating expenses............................    3,852      2,610     6,462
                                                    ------     ------   -------
   Net operating income..........................    5,206      2,658     7,864
   Depreciation..................................    1,573        595     2,168
   Interest on debt..............................    3,898      1,858     5,756
   Capital expenditures..........................    3,907         38     3,945
   Assets at December 31, 1998...................   58,793     24,898    83,691

NOTE 16. QUARTERLY DATA

  The following is a tabulation of the Company's quarterly results of operations for the years 1998 and 1997 (unaudited).

                                               Three Months Ended
                                    ------------------------------------------
                                    March 31 June 30  September 30 December 31
                                    -------- -------  ------------ -----------
1998
Revenues...........................  $3,653  $3,662      $3,354      $3,829
Expenses...........................   3,755   3,778       3,898       4,039
                                     ------  ------      ------      ------
(Loss) from operations.............    (102)   (116)       (544)       (210)
Equity in income (loss) of
 partnerships......................      13     248         (12)         44
                                     ------  ------      ------      ------
Net income (loss)..................  $  (89) $  132      $ (556)     $ (166)
                                     ======  ======      ======      ======
Earnings per share
Net income (loss)..................  $ (.06) $  .09      $ (.37)     $ (.10)
                                     ======  ======      ======      ======
1997
Revenues...........................  $2,761  $2,966      $3,235      $3,525
Expenses...........................   3,094   2,855       3,476       3,750
                                     ------  ------      ------      ------
Income (loss) from operations......    (333)    111        (241)       (225)
Equity in income (loss) of
 partnerships......................      17      29         (25)         31
Gain on sale of real estate........   1,849   1,473         --          631
                                     ------  ------      ------      ------
Net income (loss)..................  $1,533  $1,613      $ (266)     $  437
                                     ======  ======      ======      ======
Earnings per share
Net income (loss)..................  $ 1.01  $ 1.06      $ (.18)     $  .29
                                     ======  ======      ======      ======

                                                                    SCHEDULE III

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                              Cost         Gross Amounts of Which
                               Initial Cost                Capitalized     Carried at End of Year    Accumu-
                           -------------------- Construc- Subsequent to ----------------------------  lated    Date of
                   Encum-           Building &   tion in   Acquisition           Building &    (1)   Depreci- Construc-   Date
Property/Location  brances  Land   Improvements Progress  Improvements   Land   Improvements  Total   ation     tion    Acquired
-----------------  ------- ------- ------------ --------- ------------- ------- ------------ ------- -------- --------- --------
                                                                     (dollars in thousands)
Properties Held
For Investment
Apartments
Eastpoint
Mesquite, TX....   $ 3,306 $ 1,181   $ 2,749      $--        $  465     $ 1,181   $ 3,214    $ 4,395  $1,362    1985     01/86
LaMonte Park
Houston, TX.....     3,362     784     3,137       --            53         784     3,190      3,974     136    1981     06/97
Renaissance Parc
Dallas, TX......    12,405   3,274    13,095       --            50       3,279    13,140     16,419     526    1972     06/97
Treehouse San
Antonio, TX.....     2,776     375     2,124       --           247         375     2,371      2,746     611    1975     09/89
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held
For Investment
Apartments
Eastpoint
Mesquite, TX....    3-40 years
LaMonte Park
Houston, TX.....    5-40 years
Renaissance Parc
Dallas, TX......    5-40 years
Treehouse San
Antonio, TX.....    5-40 years

Office Buildings
2010 Valley View
Farmers Branch,
TX..............       803     120       479       --         2,093         120     2,572      2,692      55    1998     09/97
5600 Mowry
Newark, CA......     4,235   1,263     5,054       --           239       1,263     5,293      6,556     150    1987     12/97
Akard Plaza
Dallas, TX......     2,500     734     2,936       --           103         734     3,039      3,773      88    1984     12/97
Chuck Yeager
Chantilly, VA...     2,615   1,080     4,321       --           298       1,080     4,619      5,699     233    1991     01/97
Daley Plaza San
Diego, CA.......     6,915   1,502     6,008       --           846       1,502     6,854      8,356     472    1987     09/96
La Mesa Village
La Mesa, CA.....     5,900   1,709     6,836       --           146       1,709     6,982      8,691     304    1991     05/97
Olympic Los
Angeles, CA.....     4,428   1,264     5,055       --           477       1,264     5,532      6,796     354    1990     11/96
Saratoga
Saratoga, CA....     7,057   2,577    10,306       --           935       2,583    11,235     13,818   2,446    1986     12/91
Town Center Boca
Raton, FL.......     1,181     554     2,214       --           141         554     2,355      2,909     540    1985     03/91
Westlake Village
Westlake
Village, CA.....     2,897     831     3,324       --            91         831     3,415      4,246     102    1982     11/97
                   ------- -------   -------      ----       ------     -------   -------    -------  ------
                   $60,380 $17,248   $67,638      $--        $6,184     $17,259   $73,811    $91,070  $7,379
                   ======= =======   =======      ====       ======     =======   =======    =======  ======
Office Buildings
2010 Valley View
Farmers Branch,
TX..............    5-40 years
5600 Mowry
Newark, CA......    3-40 years
Akard Plaza
Dallas, TX......    5-40 years
Chuck Yeager
Chantilly, VA...    5-40 years
Daley Plaza San
Diego, CA.......    2-40 years
La Mesa Village
La Mesa, CA.....    5-40 years
Olympic Los
Angeles, CA.....    5-40 years
Saratoga
Saratoga, CA....    3-40 years
Town Center Boca
Raton, FL.......    5-40 years
Westlake Village
Westlake
Village, CA.....    5-40 years

----
(1) The aggregate cost for Federal income tax purposes is $92.6 million.

                                                                    SCHEDULE III
                                                                     (Continued)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      1998     1997     1996
                                                     ------- --------  -------
                                                      (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,............................... $87,125 $ 60,551  $46,553
  Additions
    Acquisitions and Improvements...................   3,945   49,905   14,119
  Deductions
    Sale of real estate.............................     --   (22,278)     --
    Sale of foreclosed property.....................     --    (1,053)     --
    Writedown due to permanent impairment of
     property, previously reserved..................     --       --      (121)
                                                     ------- --------  -------
Balance at December 31, ............................ $91,070 $ 87,125  $60,551
                                                     ======= ========  =======
Reconciliation of Accumulated Depreciation
Balance at January 1,............................... $ 5,211 $  7,235  $ 6,107
  Additions
    Depreciation....................................   2,168    1,615    1,128
  Deductions
    Sale of real estate.............................     --    (3,619)     --
    Sale of foreclosed property.....................     --       (20)     --
                                                     ------- --------  -------
Balance at December 31, ............................ $ 7,379 $  5,211  $ 7,235
                                                     ======= ========  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                               ----------------

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

  The Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Director, means that the Director is an officer, director or employee of the Advisor or an officer of the Company. The designation "Independent" when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of the Advisor, although the Company may have certain business or professional relationships with such Director as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

  TED P. STOKELY: Age 65, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

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

  RICHARD W. DOUGLAS: Age 51, Director (Independent) (since January 1998).

    Executive Vice President of The Staubach Company (since February 1999); President (1991 to 1999) of Dallas Chamber of Commerce; President (1988 to
  1991) of North Texas Commission; President (1978 to 1981) of Las Colinas Corporation and Southland Investment Properties, both affiliates of Southland Financial Corporation; Trustee (since January 1998) of CMET; and Director (since January 1998) of TCI.

  LARRY E. HARLEY: Age 58, Director (Independent) (since January 1998).

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

  R. DOUGLAS LEONHARD: Age 62, Director (Independent) (since January 1998).

    Director (since November 1998) of Optel, Inc.; Senior Vice President (1986 to 1997) of LaCantera Development Company, a wholly-owned subsidiary of USAA; Senior Vice President (1980 to 1985) of The Woodlands Development Corporation; Vice President and Houston Projects Manager (1973 to 1979) of Friendswood Development Company; Manager in various capacities (1960 to
  1973) of Exxon Corp.; Trustee (since January 1998) of CMET; and Director (since January 1998) of TCI.

  MURRAY SHAW: Age 67, Director (Independent) (since February 1998).

    Chairman of the Board of Regents (since 1997) of Stephen F. Austin University; Vice President (1967 to 1996) of Tracor, Inc.; Trustee (since February 1998) of CMET; and Director (since February 1998) of TCI.

  MARTIN L. WHITE: Age 59, Director (Independent) (since January 1995).

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

  EDWARD G. ZAMPA: Age 64, Director (Independent) (since January 1995).

    General Partner (since 1976) of Edward G. Zampa and Company; Trustee (since January 1995) of CMET; and Director (since January 1995) of TCI.

Board Committees

  The Company's Board of Directors held six meetings during 1998. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board of Directors during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board of Directors on which he served during the period that he served.

  The Board of Directors has an Audit Committee, the function of which is to review the Company's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Leonhard and White. The Audit Committee met twice during 1998.

  The Board of Directors has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Board of Directors on the services provided to the Company by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee did not meet in 1998. The Board Development Committee reviews and reports to the Board of Directors on the membership, compensation and functions of the Board of Directors. The current member of the Board Development Committee is Mr. White. The Board Development Committee did not meet in 1998.

  The Board of Directors does not have Nominating or Compensation Committees.

EXECUTIVE OFFICERS

  The following persons currently serve as executive officers of the Company:
Randall M. Paulson, President; Karl L. Blaha, Executive Vice President-- Commercial Asset Management; Bruce A. Endendyk, Executive Vice President; Thomas A. Holland, Executive Vice President and Chief Financial Officer; and Steven K. Johnson, Executive Vice President--Residential Asset Management. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

  RANDALL M. PAULSON: Age 52, President (since August 1995) and Executive Vice President (January 1995 to August 1995).

    President (since August 1995) and Executive Vice President (January 1995 to August 1995) of CMET, TCI and Syntek Asset Management, Inc. ("SAMI"); President (since August 1995) and Executive Vice President (October 1994 to August 1995) of BCM; President (since January 1998) and Director (January 1998 to December 1998) of NRLP Management Corp. ("NMC"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"); Director (August 1995 to November 1998) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; and President (1990) of Paulson Realty Group.

  KARL L. BLAHA: Age 51, Executive Vice President--Commercial Asset Management (since July 1997).

    Executive Vice President--Commercial Asset Management (since July 1997) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, CMET, TCI, and SAMI; Director (since June
  1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of ART; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM; President and Director (since 1996) of First Equity; Director (since November 1998) of SAMI; Executive Vice President (since January 1998) and Director (since December
  1998) of NMC; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and Vinland Property Trust ("VPT"); Partner--Director of National Real Estate Operations (August 1988 to March 1992) of First Winthrop Corporation; and Corporate Vice President (April 1984 to August 1988) of Southmark Corporation ("Southmark").

  BRUCE A. ENDENDYK: Age 50, Executive Vice President (since January 1995).

    President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, SAMI, ART, CMET and TCI, and (since January
  1998) of NMC; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; and President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation.

  THOMAS A. HOLLAND: Age 56, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (since February 1997) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

    Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August
  1995) of BCM, SAMI, ART, CMET and TCI; Executive Vice President and Chief Financial Officer (since January 1998) of NMC; Secretary (since February
  1997) of CMET and TCI; and Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT.

  STEVEN K. JOHNSON: Age 41, Executive Vice President--Residential Asset Management (since August 1998) and Vice President (August 1990 to August
1991).

    Executive Vice President--Residential Asset Management (since August
  1998) and Vice President (August 1990 to August 1991) of BCM, SAMI, ART, CMET and TCI; Executive Vice President--Residential Asset Management (since August 1998) of NMC; Chief Operating Officer (January 1993 to August 1998) of Garden Capital, Inc.; Executive Vice President (December 1994 to August
  1998) of Garden Capital Management, Inc.; and, Executive Vice President-- Residential (August 1991 to January 1993) of SHL Properties Realty Advisors, Inc. and SHL Acquisition Corporation II and III.

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

  ROBERT A. WALDMAN: Age 46, Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997).

    Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET and TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

  DREW D. POTERA: Age 39, Vice President (since December 1996) and Treasurer (since December 1990).

    Vice President (since December 1996) and Treasurer (since December 1990) of CMET and TCI; Vice President (since December 1996) and Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; Vice President and Treasurer (since January 1998) of NMC; Treasurer (December 1990 to February 1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

  In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1998. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

THE ADVISOR

  Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by a contractual advisor under the supervision of the Board of Directors. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources. The advisor also serves as a consultant to the Board of Directors in connection with the business plan and investment decisions made by the Board of Directors.

  BCM has served as the Company's advisor since March 1989. BCM is a company of which Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

  At the annual meeting of stockholders held on December 29, 1998, stockholders approved the renewal of the Advisory Agreement with BCM through the next annual meeting of stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders, but do require approval of the Board of Directors.

  Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Board of Directors a budget and business plan containing a twelve month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity, and other investments. The Advisor is required to report quarterly to the Board of Directors on the Company's performance against the business plan. In addition, all transactions shall require prior approval by the Board of Directors, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Board of Directors.

  The Advisory Agreement also requires prior approval of the Board of Directors for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the stockholders; contains a broad standard governing the Advisor's liability for losses by the Company; and contains guidelines for the Advisor's allocation of investment opportunities as among itself, the Company and other entities it advises.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of the Company's net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Company during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in the Company's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

  Additionally, pursuant to the Advisory Agreement BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (2) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company; provided, however, that the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (1) 2% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

  The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan equal to the lesser of (1) 1% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by the Company.

  Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Board of Directors. No fee shall be paid on loan extensions.

  Under the Advisory Agreement, BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Company.

  Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during such fiscal year. The effect of this limitation was to require that BCM refund $336,000 of the 1998 annual advisory fee.

  Additionally, if management were to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", the Company has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide management for the Company's properties and, as discussed below, under "Real Estate Brokerage" the Company has engaged Carmel Realty, also an affiliate of BCM, on a non-exclusive basis to provide brokerage services for the Company.

  BCM may only assign the Advisory Agreement with the prior consent of the Company.

  The directors and principal officers of BCM are set forth below.

   Mickey N. Phillips:     Director

   Ryan T. Phillips:       Director

   Randall M. Paulson:     President

   Karl L. Blaha:          Executive Vice President--Commercial Asset Management

   Bruce A. Endendyk:      Executive Vice President

   Thomas A. Holland:      Executive Vice President and Chief Financial Officer

   Steven K. Johnson:      Executive Vice President--Residential Asset
                           Management

   A. Cal Rossi, Jr.:      Executive Vice President

   Cooper B. Stuart:       Executive Vice President

   Clifford C. Towns, Jr.: Executive Vice President--Finance

   Dan S. Allred:          Senior Vice President--Land Development

   James D. Canon, III:    Senior Vice President--Portfolio Management

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

PROPERTY MANAGEMENT

  Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, which is 50% owned by a subsidiary of BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of the Company's 10 office buildings and the commercial properties owned by a real estate partnership in which the Company and TCI are partners to Carmel Realty which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Carmel, Ltd.

REAL ESTATE BROKERAGE

  Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Company. Carmel Realty is entitled to receive a real estate brokerage commission for property acquisitions and sales in accordance with the following sliding scale of total fees to be paid:
(1) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (2) maximum fee of 4% on transaction amounts between $2.0 million-- $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (3) maximum fee of 3% on transaction amounts between $5.0 million-- $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and, (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1 1/2% would be paid to Carmel Realty or affiliates.

ITEM 11. EXECUTIVE COMPENSATION

  The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of the Company who are also officers or employees of BCM, the Company's Advisor, are compensated by the Advisor. Such executive officers perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM
10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of the compensation payable to BCM by the Company.

  The only remuneration paid by the Company is to the Directors who are not officers or directors of BCM or its affiliated companies. The Independent Directors (1) review the business plan of the Company to determine that it is in the best interest of the stockholders, (2) review the advisory contract,
(3) supervise the performance of the Company's advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) reviews the reasonableness of the total fees and expenses of the Company and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

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

  During 1998, $112,000 was paid to the Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 1998 through December 31, 1998, and 1998 special service fees, as follows: Richard W. Douglas, $15,000; Larry E. Harley, $15,000; R. Douglas Leonhard, $15,000, Murray Shaw, $13,750; Ted P. Stokely, $16,500; Edward L. Tixier, $3,750; Martin L. White, $15,000; and Edward G. Zampa, $18,000.

Performance Graph

  The following performance graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1993 in the Company's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.


                             [GRAPH APPEARS HERE]


                  1993   1994   1995   1996   1997   1998
                 ------ ------ ------ ------ ------ ------
  The Company    100.00 134.28 138.72 161.67 174.49 106.99
  S&P 500 Index  100.00 101.31 139.22 171.19 228.29 293.54
  REIT Index     100.00 104.00 127.91 165.45 183.24 120.88

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for those persons or entities known by the Company to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 5, 1999.

                                                   AMOUNT AND NATURE
   NAME AND ADDRESS OF                               OF BENEFICIAL   PERCENT OF
   BENEFICIAL OWNER                                    OWNERSHIP     CLASS (/1/)
   -------------------                             ----------------- -----------
   American Realty Trust, Inc.....................      464,663         30.4%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

   Transcontinental Realty Investors, Inc.........      345,728         22.7%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

   Basic Capital Management, Inc..................      118,337          7.8%
   10670 N. Central Expressway
   Suite 300
   Dallas, TX 75231

  --------
  (1) Percentages are based upon 1,526,043 shares of Common Stock outstanding at March 5, 1999.

  Security Ownership of Management. The following table sets forth the ownership of the Company's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 5, 1999.

                                              AMOUNT AND NATURE
                                                OF BENEFICIAL        PERCENT OF
   NAME OF BENEFICIAL OWNER                       OWNERSHIP          CLASS (/1/)
   ------------------------                   -----------------      -----------
   All Directors and Executive Officers as a
    group
    (12 individuals)........................       929,728(/2/)(/3/)    60.9%

  --------
  (1) Percentage is based upon 1,526,043 shares of Common Stock outstanding at March 5, 1999.
  (2) Includes 345,728 shares owned by TCI of which the Directors may be deemed to be beneficial owners by virtue of their positions as directors of TCI and 464,663 shares owned by ART and 118,337 shares owned by BCM, of which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers of ART and BCM. The Directors and executive officers disclaim beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.
  (3) Includes 1,000 shares owned by Richard W. Douglas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

  In February 1989, the Board of Directors voted to retain BCM as the Company's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM is a company of which Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

  Since February 1, 1991, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity, (2) Mr. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of the Company's 10 office buildings and the commercial properties owned by a real estate partnership in which the Company and TCI are partners to Carmel Realty, which is a company owned by First Equity.

  Prior to December 1, 1992, affiliates of BCM provided brokerage services for the Company and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Company engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services. Carmel Realty is a company owned by First Equity.

  The Directors and officers of the Company also serve as trustees or directors and officers of CMET and TCI. The Directors owe fiduciary duties to such entities as well as to the Company under applicable law. CMET and TCI have the same relationship with BCM as the Company. BCM also serves as advisor to ART. Messrs. Blaha, Paulson, Endendyk, Holland and Johnson serve as executive officers of ART and NMC. NMC, a wholly-owned subsidiary of ART, is the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis.

  From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from Syntek West, Inc. of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993 and was dismissed from bankruptcy in October 1994. Eldercare again filed for bankruptcy protection in May 1995 and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Bankruptcy Court.

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

  As more fully described in ITEM 2. "PROPERTIES--Real Estate," the Company is a partner with TCI in the Tri-City Limited Partnership and Nakash Income Associates.

  In 1998, the Company paid BCM and its affiliates $329,000 in advisory fees, $8,000 in mortgage brokerage and equity refinancing fees, and $634,000 in property management and construction supervision fees (net of property management fees paid to subcontractors, other than Carmel Realty). In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $228,000 in 1998.

Restrictions on Related Party Transactions

  Article FOURTEENTH of the Company's Articles of Incorporation provides that the Company shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of the Company, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Company's Board of Directors or the appropriate committee thereof and (b) the Company's Board of Directors or committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of the Company entitled to vote thereon.

  Article FOURTEENTH defines an "Independent Director" as one who is neither an officer or employee of the Company nor a director, officer or employee of the Company's advisor.

  Pursuant to the terms of the Modification of Stipulation of Settlement (the "Olive Modification") in the Olive Litigation, as more fully discussed in ITEM
3. "LEGAL PROCEEDINGS--Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the Company may enter into prior to April 28, 1999, require the unanimous approval of the Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

  The Olive Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Olive Modification, require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of stockholders. The Olive Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Gene E. Phillips, William S. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

  An Amendment to the Olive Modification (the "Olive Amendment") was approved by the Court on July 3, 1997. The Olive Amendment requires that additional requirements be met for certain transactions with affiliates ("Affiliated Transaction"). Independent counsel to the Board must review, advise and report to the Board of Directors on any Affiliated Transaction prior to its consideration and approval by the Board of Directors and the Board of Directors must unanimously approve the transaction after receiving independent counsel's advice and report. In addition, a notice must be given to the plaintiffs' counsel at least 10 days prior to the closing of the transaction and during such 10 day period plaintiffs' counsel is entitled to seek a Court order prohibiting consummation of the transaction. Neither BCM nor any of its affiliates may receive any fees or commissions in connection with an Affiliated Transaction.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements

       Report of Independent Certified Public Accountants

       Consolidated Balance Sheets--December 31, 1998 and 1997

       Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

       Schedule III--Real Estate and Accumulated Depreciation

       All other schedules are omitted because they are not applicable or because the required information is shown in the Financial Statements or the Notes thereto.

    3. Exhibits

       The following documents are filed as Exhibits to this Report:

       Exhibit
       Number                             Description
       -------                            -----------
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

        10.0   Advisory Agreement dated as of October 15, 1998, between Income
               Opportunity Realty Investors, Inc. and Basic Capital Management,
               Inc., filed herewith.

        10.1   Advisory Agreement dated as of March 15, 1996, between Income
               Opportunity Realty Investors, Inc. and Basic Capital Management,
               Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).

        27.0   Financial Data Schedule, filed herewith.

  (b) Reports on Form 8-K:

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Income Opportunity Realty Investors,
                                          Inc.

                                                 /s/ Randall M. Paulson
                                          By: _________________________________
                                                     Randall M. Paulson
                                                         President

Dated: March 25, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ted P. Stokely             Chairman of the Board and    March 25, 1999
______________________________________  Director
            Ted P. Stokely

      /s/ Richard W. Douglas           Director                     March 25, 1999
______________________________________
          Richard W. Douglas

         /s/ Murray Shaw               Director                     March 25, 1999
______________________________________
             Murray Shaw

                                       Director
______________________________________
           Larry E. Harley

       /s/ Martin L. White             Director                     March 25, 1999
______________________________________
           Martin L. White

     /s/ R. Douglas Leonhard           Director                     March 25, 1999
______________________________________
         R. Douglas Leonhard

       /s/ Edward G. Zampa             Director                     March 25, 1999
______________________________________
           Edward G. Zampa

      /s/ Thomas A. Holland            Executive Vice President     March 25, 1999
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1998

 Exhibit
 Number                            Description                             Page
 -------                           -----------                             ----
 10.0    Advisory Agreement dated as of October 15, 1998, between Income    50
         Opportunity Realty Investors, Inc. and Basic Capital
         Management, Inc.

 27.0    Financial Data Schedule.                                           75