Form 10-Q
period 1999-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1999-05-13
CIK 949961

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999
                                                           --------------


                        Commission File Number 1-14784
                                               -------


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
           -------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)




          NEVADA                                           75-2615944
--------------------------------                     ----------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)



 10670 North Central Expressway, Suite 300, Dallas, Texas,           75231
 ----------------------------------------------------------------------------
        (Address of Principal Executive Offices)                  (Zip Code)



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
                                       ---

Common Stock, $.01 par value                           1,526,819
----------------------------              ---------------------------------
         (Class)                           (Outstanding at April 30, 1999)

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,       December 31,
                                                                                            1999              1998
                                                                                     -----------------   ----------------
                                                                                          (dollars in thousands,
                                                                                             except per share)
                       Assets
                       -------
Real estate held for investment, net of
        accumulated depreciation ($8,021 in 1999 and
        $7,379 in 1997)............................................................    $      83,914     $    83,691

Investment in partnerships.........................................................            1,442           1,483
Cash and cash equivalents..........................................................              205             103
Other assets (including $126 in 1999 and $475 in
        1998 from affiliates)......................................................            2,525           3,418
                                                                                       -------------     -----------
                                                                                       $      88,086     $    88,695
                                                                                       =============     ===========

        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities
Notes and interest payable.........................................................    $      60,536     $    60,786
Other liabilities (including $1,669 in 1999 and
        $1,194 in 1998 to affiliates)..............................................            4,436           4,349
                                                                                       -------------     -----------
                                                                                              64,972          65,135

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
        authorized, 10,000,000 shares; issued and
        outstanding, 1,526,043 shares in 1999 and
        1998.......................................................................               15              15
Paid-in capital....................................................................           64,857          64,857
Accumulated distributions in excess of accumulated
        earnings...................................................................          (41,758)        (41,312)
                                                                                       -------------     -----------
                                                                                              23,114          23,560
                                                                                       -------------     -----------
                                                                                       $      88,086     $    88,695
                                                                                       =============     ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Three Months
                                                            Ended March 31,
                                                      -------------------------
                                                         1999          1998
                                                      ----------   ------------
                                                        (dollars in thousands,
                                                           except per share)
INCOME
   Rents............................................  $    3,728   $     3,590
   Interest.........................................           7            63
                                                      ----------   ------------
                                                           3,735         3,653

EXPENSES
   Property operations..............................       1,672         1,461
   Interest.........................................       1,371         1,406
   Depreciation.....................................         643           504
   Advisory fee to affiliate........................         166           168
   General and administrative.......................         156           216
                                                      ----------   ------------
                                                           4,008         3,755
                                                      ----------   ------------


(Loss) from operations..............................        (273)         (102)

Equity in income of partnerships....................          52            13
                                                      ----------   ------------


Net (loss)..........................................  $     (221)  $       (89)
                                                      ==========   ============

Earnings Per Share

  Net (loss)........................................  $     (.14)  $      (.06)
                                                      ==========   ============


Weighted average Common shares used in computing
  earnings per share................................   1,526,043     1,519,888
                                                      ==========   ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1999


                                                                             Accumulated
                                                                             Distributions
                                                                             in Excess of
                                             Common Stock        Paid-In     Accumulated    Stockholders'
                                      ----------------------
                                         Shares      Amount      Capital       Earnings        Equity
                                      ------------  --------    ---------     -----------  -------------
                                                     (dollars in thousands, except per share)

Balance, January 1, 1999...........     1,526,043   $    15      $  64,857    $  (41,312)    $  23,560


Dividends ($.15 per share).........             -         -              -          (225)         (225)


Net (loss).........................             -         -              -          (221)         (221)
                                      ------------  --------     ----------  -------------  ------------

Balance, March 31, 1999............     1,526,043   $    15      $  64,857    $  (41,758)    $  23,114
                                      ============  ========     ==========   ============  ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                    --------------------------
                                                                                        1999          1998
                                                                                    ------------  ------------
                                                                                      (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected...........................................................       $     3,862   $      3,706
   Interest collected........................................................                 7             60
   Interest paid.............................................................            (1,330)        (1,322)
   Payments for property operations..........................................            (2,079)        (1,762)
   Advisory fee refunded by affiliate........................................               167             24
   General and administrative expenses paid..................................              (170)          (498)
   Distributions from equity partnership's operating
     cash flow...............................................................                93              -
   Other.....................................................................               431           (108)
                                                                                    ------------  ------------
      Net cash provided by operating activities..............................               981            100


Cash Flows from Investing Activities
   Real estate improvements..................................................              (866)          (957)
   Funding of equity partnerships............................................                (1)            (1)
                                                                                    ------------  ------------
      Net cash (used in) investing activities................................              (867)          (958)


Cash Flows from Financing Activities
   Payments on notes payable.................................................              (236)          (235)
   Deferred financing costs..................................................               (37)             -
   Dividends to stockholders.................................................              (225)          (222)
   Advances from advisor.....................................................               486            328
                                                                                    ------------  ------------
      Net cash (used in) financing activities................................               (12)          (129)

Net increase (decrease) in cash and cash
   equivalents...............................................................               102           (987)
Cash and cash equivalents, beginning of period...............................               103          1,145
                                                                                    ------------  ------------

Cash and cash equivalents, end of period.....................................       $       205    $       158
                                                                                    ============  ============


Reconciliation of net (loss) to net cash
   provided by operating activities
Net (loss)...................................................................       $      (221)   $       (89)
Adjustments to reconcile net (loss) to net
   cash provided by operating activities
   Depreciation and amortization.............................................               698            534
   Equity in (income) of partnerships........................................               (52)           (13)
   Distributions from equity partnership's operating
      cash flow..............................................................                93              -
   Decrease in other assets..................................................               875            303
   Increase (decrease) in interest payable...................................               (14)            51
   (Decrease) in other liabilities...........................................              (398)          (686)
                                                                                    ------------  ------------
      Net cash provided by operating activities..............................       $       981   $        100
                                                                                    ============  ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

Certain balances for 1998 have been reclassified to conform to the 1999 presentation.

NOTE 2. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES
--------------------------------------------------------

The Company owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City"), which owns three commercial properties in Texas.

NOTE 3. NOTES AND INTEREST PAYABLE
----------------------------------

In January 1999, the mortgage debt in the amount of $2.5 million secured by the Akard Plaza Office Building in Dallas, Texas, matured. In February 1999, the lender agreed to extend the maturity date to June 1999. All other terms remained unchanged.

NOTE 4. COMMITMENTS AND CONTINGENCIES
-------------------------------------

The Company is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

NOTE 5. OPERATING SEGMENTS
--------------------------

Significant differences among the accounting policies of the Company's operating segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of its operating segments and allocates resources to each of them based on their net operating income and cash flow. The Company based reconciliation of expenses that are not reflected in the segments is $156,000 of administrative expenses in the three months ended March 31, 1999 and $216,000 in 1998. There are no intersegment revenues and expenses and the Company conducts all of its business in the United States.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. OPERATING SEGMENTS (Continued)
--------------------------

Presented below are the Company's reportable operating segments, their operating income for the three months ended March 31, and segments assets at March 31.


                                                         Commercial
   1999                                                  Properties             Apartments            Total
----------                                            ------------------     ------------------     ---------
    Rents.........................................    $            2,422     $            1,306     $   3,728
    Property operating expenses...................                 1,064                    608         1,672
                                                      ------------------     ------------------     ---------
    Net operating income..........................    $            1,358     $              698     $   2,056
                                                      ==================     ==================     =========

    Depreciation..................................    $              490     $              153     $     643
    Interest......................................                   928                    443         1,371
    Real estate improvements......................                   866                      -           866
    Segment assets................................                59,169                 24,745        83,914

   1998
----------
    Rents.........................................    $            2,301     $            1,289     $   3,590
    Property operating expenses...................                   852                    609         1,461
                                                      ------------------     ------------------     ---------
    Net operating income..........................    $            1,449     $              680     $   2,129
                                                      ==================     ==================     =========

    Depreciation..................................    $              356     $              148     $     504
    Interest......................................                   943                    463         1,406
    Real estate improvements......................                   929                     28           957
    Segment assets................................                57,033                 25,334        82,367




                       _________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Introduction
------------

The Company invests in equity interests in real estate through direct equity ownership and partnerships and has invested in mortgage loans on real estate. The Company is the successor to a California business trust organized on December 14, 1984 which commenced operations on April 10, 1985.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 1999, were $205,000, compared with $103,000 at December 31, 1998. The Company's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings, partnership distributions and, to the extent necessary, advances from its advisor.

The Company's cash flow from property operations (rents collected less payments for expenses applicable to rental income) decreased to $1.8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

million in the first three months of 1999 from $1.9 million in 1998. This decrease was mainly due to an increase in property tax payments and repair and maintenance expenses at the Company's commercial properties.

Interest collected decreased to $7,000 for the three months ended March 31, 1999 from $60,000 in 1998. The decrease is due to the collection of the Company's last remaining mortgage note receivable in August 1998.

General and administrative expenses paid decreased to $170,000 for the three months ended March 31, 1999 from $498,000 in 1998. This decrease is due to a decrease in legal fees relating to the Olive litigation and a decrease in fees paid related to potential property purchases.

Distributions from a equity partnership were $93,000 for the three months ended March 31, 1999. No such distributions were received in 1998.

Other cash from operating activities increased to $431,000 for the three months ended March 31, 1999 from a negative $108,000 in 1998. The increase is due to a decrease in prepaid expenses and property fundings.

Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of the Company exceed certain limits specified in the advisory agreement. The Company received a refund of $337,000 of its 1998 advisory fee in March 1999 as compared to $202,000 of its 1997 advisory fee in March 1998.

In the first quarter of 1999, the Company paid dividends of $.15 per share or a total of $225,000. No shares of Common Stock were sold through the dividend reinvestment program.

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

Results of Operations
---------------------

For the three months ended March 31, 1999, the Company had a net loss of $221,000 as compared with a net loss of $89,000 for the three months ended March 31, 1998. Fluctuations in components of revenue and expense between the 1998 and 1999 periods are discussed below.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

Rents in the three months ended March 31, 1999, increased to $3.7 million from $3.6 million in 1998. The increase in rents was mainly due to an increase in rental rates and a decrease in bad debts at the Company's commercial properties and the initial leasing of an office building construction of which was completed in September 1998. Rents for the remainder of 1999 are expected to increase as the occupancy rate at the Company's commercial properties is expected to increase.

Property operations expense in the three months ended March 31, 1999, increased to $1.7 million from $1.5 million in 1998. The increase was due to an increase in property tax and repair and maintenance expenses at the Company's commercial properties.

Interest income decreased to $7,000 in the three months ended March 31, 1999 from $63,000 in 1998. The decrease was due to the collection of the Company's last remaining mortgage note receivable in August 1998. Interest income for the remainder of 1999 is expected to be insignificant.

Interest expense was constant at $1.4 million in the three months ended March 31, 1999 and as compared to 1998. Interest expense for the remaining quarters of 1999 is expected to approximate that of the first quarter, unless the Company should acquire additional properties.

Depreciation increased to $643,000 in the three months ended March 31, 1999 from $504,000 in 1998. The increase was due to increased depreciation of capital and tenant improvements at the Company's commercial properties. Depreciation is expected to remain constant, unless the Company should acquire additional properties.

Advisory fee of $166,000 in the three months ended March 31, 1999 was comparable to the $168,000 in 1998. The Company's gross assets are the basis for such fee. Advisory fee expense is expected to remain constant, unless the Company should acquire additional properties.

General and administrative expense decreased to $156,000 in the three months ended March 31, 1999 from $216,000 in 1998. The decrease was mainly due to a decrease in legal fees related to the Olive litigation and professional fees relating to potential property purchases. General and administrative expense for the remaining quarters of 1999 is expected to approximate that of the first quarter of 1999.

Tax Matters
-----------

As more fully discussed in the Company's 1998 Form 10-K, the Company has elected and, in management's opinion, qualified, to be taxed as a real estate investment trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Tax Matters (Continued)
-----------

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

Inflation
---------

The effects of inflation on the Company's operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

Environmental Matters
---------------------

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

Year 2000
---------

Basic Capital Management, Inc. ("BCM"), the Company's advisor, has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Further, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, that performs property management services for the Company's properties, has informed management that effective January 1, 1999 it began using year 2000 compliant computer hardware and property management software for the Company's commercial properties. With regard to the Company's apartments, Carmel, Ltd. has informed management that its subcontractors are also using year 2000 compliant computer hardware and property management software.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Year 2000 (Continued)
---------

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


                    ______________________________________


                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Olive Litigation. In February 1990, the Company, together with Continental Mortgage and Equity Trust ("CMET"), National Income Realty Trust and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the Court granted final approval of the terms of the Settlement.

On January 27, 1997, the parties entered into an Amendment to the Settlement effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

--------------------------


The Olive Amendment provided for the addition of four new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, TCI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations.

Under the Olive Amendment, all shares of the Company owned by any affiliates were required to be voted at all stockholder meetings of the Company held until April 28, 1999 in favor of all new Board members added under the Olive Amendment. The Olive Amendment also required that, until April 28, 1999, all shares of the Company owned by any affiliates in excess of forty percent (40%) of the Company's outstanding shares were to be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

The provisions of the Settlement and the Olive Amendment terminated on April 28, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)   Exhibits:


Exhibit
Number                              Description
------         -----------------------------------------------------------------

 27.0          Financial Data Schedule, filed herewith.


(b)  Reports on Form 8-K as follows:

     None.

                                SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INCOME OPPORTUNITY REALTY INVESTORS, INC.







Date:      May 13, 1999              By:  /s/ Randall M. Paulson
     ------------------------           ----------------------------------
                                        Randall M. Paulson
                                        President






Date:      May 13, 1999              By:  /s/ Thomas A. Holland
     -------------------------          -----------------------------------
                                        Thomas A. Holland
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months Ended March 31, 1999







Exhibit                                                                 Page
Number                     Description                                 Number
------     -------------------------------------------------------     ------

 27.0      Financial Data Schedule.                                      15