Form 10-K405/A
period 1998-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1999-05-19
CIK 949961

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For The Year Ended December 31, 1998

                        Commission File Number 1-14784

                               ----------------

                   Income Opportunity Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                Nevada                               75-2615944
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

 10670 North Central Expressway, Suite                   75231
          300, Dallas, Texas                           (Zip Code)
    (Address of Principal Executive
               Offices)

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

                     Documents Incorporated by Reference:

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                 PART I

Item 1. Business ........................................................    3

Item 2. Properties ......................................................    5

Item 3. Legal Proceedings ...............................................    9

Item 4. Submission of Matters to a Vote of Security Holders .............   10

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
 Matters ................................................................   11

Item 6. Selected Financial Data .........................................   12

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ..................................................   12

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk..   16

Item 8. Financial Statements and Supplementary Data .....................   18

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure ...................................................   36

                                PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant ....   36

Item 11. Executive Compensation .........................................   43

Item 12. Security Ownership of Certain Beneficial Owners and Management
 ........................................................................   45

Item 13. Certain Relationships and Related Transactions .................   46

                                 PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and
 Reports on Form 8-K ....................................................   48

Signature Page ..........................................................   49

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

  The Company's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices, and the affect of the changes on the future operations of the Company. The Company manages its market risk by matching the property's anticipated net operating income to an appropriate financing.

  The following table contains only those exposures that existed at December 31, 1998. Anticipation of exposures of risk on positions that could possibly arise was not considered. The Company's ultimate interest rate risk and its affect on the operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in Thousands.

Liabilities
Notes payable                                                                  $17,176
  Variable interest
   rate-fair value
                           1999    2000    2001     2002    2003   Thereafter  Total
                          -------  -----  -------  ------  ------  ---------- --------
  Instrument's
   maturities             $ 2,615  $ --   $   --   $9,323  $4,208   $    --   $ 16,146
  Instrument's
   amortization.........      134    151      166     141     118        --        710
   Interest.............    1,300  1,283    1,269   1,108     347        --      5,307
   Average rate.........      9.1%   9.1%     9.1%    9.1%    8.9%       9.5%      --
Fixed interest rate-fair
 value                                                                        $ 43,849
                           1999    2000    2001     2002    2003   Thereafter  Total
                          -------  -----  -------  ------  ------  ---------- --------
  Instrument's
   maturities             $ 2,500  $ 803  $ 3,162  $  --   $  --    $ 32,328  $ 38,793
  Instrument's
   amortization.........      464    527      535     527     575      2,103     4,731
   Interest.............    3,580  3,496    3,261   3,079   3,033      8,631    25,080
   Average rate.........      8.7%   8.8%     8.7%    8.7%    8.7%       8.5%      --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants.......................   19

Consolidated Balance Sheets--December 31, 1998 and 1997..................   20

Consolidated Statements of Operations--Years Ended December 31, 1998,
 1997 and 1996...........................................................   21

Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1998, 1997 and 1996.....................................................   22

Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996...........................................................   23

Notes to Consolidated Financial Statements...............................   24

Schedule III--Real Estate and Accumulated Depreciation...................   34

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

Real Estate Brokerage

  Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Company. Carmel Realty is entitled to receive a real estate brokerage commission for property acquisitions and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (2) maximum fee of 4% on transaction amounts between $2.0 million--$5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (3) maximum fee of 3% on transaction amounts between $5.0 million--$10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and, (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1 1/2% would be paid to Carmel Realty or affiliates.

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



                        [PERFORMANCE GRAPH APPEARS HERE]


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

Dated: May 19, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ted P. Stokely             Chairman of the Board and     May 19, 1999
______________________________________  Director
            Ted P. Stokely

      /s/ Richard W. Douglas           Director                      May 19, 1999
______________________________________
          Richard W. Douglas

         /s/ Murray Shaw               Director                      May 19, 1999
______________________________________
             Murray Shaw

       /s/ Larry E. Harley             Director                      May 19, 1999
______________________________________
           Larry E. Harley

       /s/ Martin L. White             Director                      May 19, 1999
______________________________________
           Martin L. White

     /s/ R. Douglas Leonhard           Director                      May 19, 1999
______________________________________
         R. Douglas Leonhard

       /s/ Edward G. Zampa             Director                      May 19, 1999
______________________________________
           Edward G. Zampa

      /s/ Thomas A. Holland            Executive Vice President      May 19, 1999
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)