Form 10-Q
period 1999-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1999-08-16
CIK 949961

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999
                                                            -------------


                        Commission File Number 1-14784
                                               -------



                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            NEVADA                                        75-2615944
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)



   10670 North Central Expressway, Suite 300, Dallas, Texas,     75231
   -----------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)



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
                                        ---      ---



Common Stock, $.01 par value                          1,526,819
----------------------------              --------------------------------
         (Class)                           (Outstanding at July 31, 1999)

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,  December 31,
                                                        1999        1998
                                                      --------  ------------
                                                      (dollars in thousands,
                                                         except per share)
                    Assets
                    ------
Real estate held for investment, net of
 accumulated depreciation ($8,697 in 1999 and
 $7,379 in 1998)....................................  $  83,995    $  83,691

Investment in partnerships..........................        479        1,483
Cash and cash equivalents...........................        486          103
Other assets (including $118 in 1999 and $475 in
 1998 from affiliates)..............................      2,443        3,418
                                                       --------     --------
                                                        $87,403     $ 88,695
                                                       ========     ========

        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities
Notes and interest payable..........................   $ 60,324     $ 60,786
Other liabilities (including $606 in 1999 and
 $1,194 in 1998 to affiliates)......................      3,940        4,349
                                                       --------     --------
                                                         64,264       65,135

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
 authorized, 10,000,000 shares; issued and
 outstanding, 1,526,819 shares in 1999 and
 1,526,043 in 1998..................................         15           15
Paid-in capital.....................................     64,862       64,857
Accumulated distributions in excess of accumulated
 earnings...........................................    (41,738)     (41,312)
                                                       --------     --------
                                                         23,139       23,560
                                                       --------     --------
                                                        $87,403     $ 88,695
                                                       ========     ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For the Three Months  For the Six Months
                                                  Ended June 30,           Ended June 30,
                                                    --------------------------       --------------------------
                                                       1999             1998            1999            1998
                                                    ----------       ----------      ----------      ----------
                                                              (dollars in thousands, except per share)
INCOME
 Rents.......................................       $    4,089       $    3,600      $    7,817      $    7,190
 Interest....................................                6               62              13             125
                                                    ----------       ----------      ----------      ----------
                                                         4,095            3,662           7,830           7,315

EXPENSES
 Property operations.........................            1,621            1,494           3,293           2,955
 Interest....................................            1,464            1,423           2,835           2,829
 Depreciation................................              675              518           1,318           1,022
 Advisory fee to affiliate...................              166              167             332             335
 Net income fee to affiliate.................               2                4               2               4
 General and administrative..................              173              172             329             388
                                                    ----------       ----------      ----------      ----------
                                                         4,101            3,778           8,109           7,533
                                                    ----------       ----------      ----------      ----------

(Loss) from operations.......................               (7)            (116)           (279)           (218)

Equity in income of
  partnerships...............................              253              248             305             261
                                                    ----------       ----------      ----------      ----------

Net income...................................       $      247       $      132      $       26      $       43
                                                    ==========       ==========      ==========      ==========

Earnings Per Share

 Net income..................................       $      .16       $      .09      $      .02      $      .03
                                                    ==========       ==========      ==========      ==========

Weighted average Common shares
 used in computing earnings
 per share...................................        1,526,785        1,520,481       1,526,416       1,520,186
                                                    ==========       ==========      ==========      ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Six Months Ended June 30, 1999


                                                                             Accumulated
                                                                            Distributions
                                     Common Stock                           in Excess of
                                ----------------------       Paid-In         Accumulated      Stockholders'
                                  Shares       Amount        Capital           Earnings         Equity
                                ----------    --------      ----------      -------------     -------------
                                                   (dollars in thousands, except per share)

Balance, January 1, 1999.....    1,526,043    $     15      $   64,857      $     (41,312)    $      23,560


Sale of Common Stock under
     dividend reinvestment
     plan....................          776           -               5                  -                 5


Dividends ($.30 per share)               -           -               -               (452)             (452)


Net income...................            -           -               -                 26                26
                                ----------    --------      ----------       ------------     -------------

Balance, June 30, 1999.......    1,526,819    $     15      $   64,862       $    (41,738)    $      23,139
                                ==========    ========      ==========       ============     =============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Six Months
                                                           Ended June 30,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
                                                       (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected......................................  $ 7,818       $ 7,251
 Interest collected...................................       13           119
 Interest paid........................................   (2,734)       (2,706)
 Payments for property operations.....................   (3,175)       (3,223)
 Advisory fee paid to/refunded by affiliate...........        6          (400)
 General and administrative expenses paid.............     (342)         (700)
   Distributions from equity partnership's operating
    cash flow.........................................      155             -
 Other................................................      626            18
                                                        -------       -------
    Net cash provided by operating activities.........    2,367           359

Cash Flows from Investing Activities
 Real estate improvements.............................   (1,622)       (2,090)
   Funding of equity partnerships.....................       (2)           (2)
   Distributions from equity partnerships'
    investing cash flow...............................    1,155           399
                                                        -------       -------
    Net cash (used in) investing activities...........     (469)       (1,693)

Cash Flows from Financing Activities
 Payments on notes payable............................     (452)         (461)
   Deferred borrowing costs...........................      (37)            -
   Sale of Common Stock under dividend reinvestment
    plan..............................................        5            29
   Dividends to stockholders..........................     (452)         (444)
   Advances from/reimbursements to affiliates.........     (579)        1,485
                                                        -------       -------
    Net cash provided by (used in) financing
     activities.......................................   (1,515)          609

Net increase (decrease) in cash and cash
   equivalents........................................      383          (725)
Cash and cash equivalents, beginning of period........      103         1,145
                                                        -------       -------
Cash and cash equivalents, end of period..............  $   486       $   420
                                                        =======       =======


Reconciliation of net income to net cash
 provided by operating activities
Net income............................................  $    26       $    43
Adjustments to reconcile net income to net
 cash provided by operating activities
 Depreciation and amortization........................    1,428         1,081
 Equity in (income) of partnerships...................     (305)         (261)
 Distributions from equity partnership's operating
   cash flow.........................................       155             -
 Decrease in other assets.............................      902           218
 Increase (decrease) in interest payable..............       (8)           58
 Increase (decrease) in other liabilities.............      169          (780)
                                                        -------       -------
    Net cash provided by operating activities.........  $ 2,367       $   359
                                                        =======       =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

Certain balances for 1998 have been reclassified to conform to the 1999 presentation.

NOTE 2. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES
--------------------------------------------------------

The Company owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City"), which, at January 1, 1999, owned three commercial properties in Texas. In June 1999, Tri-City sold the 48,696 sq. ft. Summit at Bridgewood Shopping Center for $3.3 million, receiving net cash of $3.1 million after the payment of various closing costs, including a real estate brokerage commission of $119,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor. The Company received a distribution of $1.2 million of such net cash. Tri-City recognized a gain of $587,000 on the sale of which the Company's equity share was $213,000.

NOTE 3. NOTES AND INTEREST PAYABLE
----------------------------------

In January 1999, the mortgage debt in the amount of $2.5 million secured by the 42,895 sq. ft. Akard Plaza Office Building in Dallas, Texas, matured. In February 1999, the lender agreed to extend the maturity date to June 1999. All other terms remained unchanged. See NOTE 6. "SUBSEQUENT EVENTS."

NOTE 4. COMMITMENTS AND CONTINGENCIES
-------------------------------------

The Company is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

NOTE 5. OPERATING SEGMENTS
--------------------------

Significant differences among the accounting policies of the Company's operating segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of the

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   -----------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. OPERATING SEGMENTS (Continued)
--------------------------

operating segments and allocates resources to each of them based on their operating income and cash flow. The Company based reconciliation of expenses that are not reflected in the segments is $329,000 of administrative expenses in the six months ended June 30, 1999 and $388,000 in 1998. There are no intersegment revenues and expenses and the Company conducts all of its business in the United States.

Presented below is the operating income of each of the Company's reportable operating segments for the six months ended June 30, and each segment's assets at June 30.


                                   Commercial
1999                               Properties  Apartments   Total
----                               ----------  ----------  -------
   Rents.........................     $ 5,169     $ 2,648  $ 7,817
   Property operating expenses...       2,142       1,151    3,293
                                      -------     -------  -------
   Operating income..............     $ 3,027     $ 1,497  $ 4,524
                                      =======     =======  =======

   Depreciation..................     $ 1,015     $   303  $ 1,318
   Interest......................       1,925         910    2,835
   Real estate improvements......       1,622           -    1,622
   Assets........................      59,399      24,596   83,995

1998
----
   Rents.........................     $ 4,577     $ 2,613  $ 7,190
   Property operating expenses...       1,755       1,200    2,955
                                      -------     -------  -------
   Operating income..............     $ 2,822     $ 1,413  $ 4,235
                                      =======     =======  =======

   Depreciation..................     $   723     $   299  $ 1,022
   Interest......................       1,905         924    2,829
   Real estate improvements......       2,003          87    2,090
   Assets........................      57,740      25,243   82,983


NOTE 6.  SUBSEQUENT EVENTS
--------------------------

In July 1999, the Company refinanced the matured mortgage debt secured by Akard Plaza, in the amount of $2.1 million, paying net cash of $400,000 to payoff $2.5 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The new mortgage bears interest at a variable rate, currently 8.07% per annum, requires monthly payments of principal and interest of $16,305 and matures in August 2002.

Also in July 1999, Tri-City sold the 53,472 sq. ft. MacArthur Mills Office Building in Carrollton, Texas, for $3.9 million, receiving net cash of $2.3 million after paying off $1.3 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. The Company received a distribution of $835,000 of such net cash. Tri-City will recognize a gain on the sale.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at June 30, 1999, were $486,000, compared with $103,000 at December 31, 1998. The Company's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings, partnership distributions and, to the extent necessary, advances from its advisor.

The Company's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased to $4.6 million in the six months ended June 30, 1999 from $4.0 million in 1998. This increase was mainly due to an increase in rents and an increase in occupancy at the Company's commercial properties.

Interest collected decreased to $13,000 in 1999 from $119,000 in 1998. The decrease was due to the collection of the Company's last remaining mortgage note receivable in August 1998.

General and administrative expenses paid decreased to $342,000 in 1999 from $700,000 in 1998. This decrease was due to a decrease in legal fees relating to the Olive litigation and a decrease in professional fees paid related to potential property purchases.

Distributions received from an equity partnership were $1.3 million in 1999 compared to $399,000 in 1998. This increase was due to Tri-City's sale of the Summit at Bridgewood Shopping Center. See NOTE 2. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

Other cash from operating activities increased to $626,000 in 1999 from a use of $18,000 in 1998. The increase is due to a decrease in prepaid and other assets.

Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of the Company exceed certain limits specified in the advisory agreement. The Company received a refund of $337,000 of its 1998 advisory fee in March 1999 as compared to $202,000 of its 1997 advisory fee in March 1998.

In 1999, dividends of $.30 per share or a total of $452,000 were paid and 776 shares of Common Stock were sold through the dividend reinvestment program for a total of $5,000.

Management reviews the carrying values of the Company's properties at least annually and whenever events or a change in circumstances indicate

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

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

Results of Operations
---------------------

For the three and six months ended June 30, 1999, the Company had net income of $246,000 and $26,000 as compared with net income of $132,000 and $43,000 for the corresponding periods in 1998. Fluctuations in components of revenue and expense between the 1998 and 1999 periods are discussed below.

Rents in the three and six months ended June 30, 1999 were $4.1 million and $7.8 million as compared to $3.6 million and $7.2 million in the corresponding periods in 1998. The increase in rents was mainly due to an increase in rental rates and an increase in occupancy at the Company's commercial properties and the initial leasing of an office building construction of which was completed in September 1998. Rents for the remainder of 1999 are expected to increase as the occupancy rate at the Company's commercial properties is expected to increase.

Property operations expense in the three and six months ended June 30, 1999 was $1.6 million and $3.3 million as compared to $1.5 million and $3.0 million in the corresponding periods in 1998. The increases were due to an increase in property tax and repair and maintenance expenses at the Company's commercial properties.

Interest income in the three and six months ended June 30, 1999 was $5,000 and $13,000 as compared to $62,000 and $125,000 in the corresponding periods in 1998. The decrease was due to the collection of the Company's last remaining mortgage note receivable in August 1998. Interest income for the remainder of 1999 is expected to be insignificant.

Interest expense was constant at $1.5 million and $2.8 million in the three and six months ended June 30, 1999 and as compared to 1998. Interest expense for the remaining quarters of 1999 is expected to approximate that of the first and second quarter, unless the Company should acquire or sell properties.

Depreciation increased to $675,000 and $1.3 million in the three and six months ended June 30, 1999 compared to $518,000 and $1.0 million in the corresponding periods in 1998. The increase was due to increased

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

depreciation of capital and tenant improvements at the Company's commercial properties. Depreciation is expected to remain constant, unless the Company should acquire or sell properties.

Advisory fee of $166,000 and $332,000 in the three and six months ended June 30, 1999 was comparable to the $167,000 and $335,000 in 1998. The Company's gross assets are the basis for such fee. Advisory fee expense is expected to remain constant, unless the Company should acquire or sell properties.

General and administrative expense was $173,000 and $329,000 for the three and six months ended June 30, 1999 as compared to $172,000 and $388,000 in the corresponding periods in 1998. The six month decrease was mainly due to a decrease in legal fees related to the Olive litigation and professional fees relating to potential property purchases. General and administrative expense for the remaining quarters of 1999 is expected to approximate that of the first and second quarter of 1999.

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


Environmental Matters (Continued)
---------------------

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

Year 2000
---------

BCM, the Company's advisor, has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

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



                                  INCOME OPPORTUNITY REALTY INVESTORS, INC.


Date:   August 16, 1999           By:  /s/ Randall M. Paulson
     -------------------------       --------------------------------------
                                       Randall M. Paulson
                                       President



Date:   August 16, 1999           By:  /s/ Thomas A. Holland
     -------------------------       --------------------------------------
                                       Thomas A. Holland
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                    For the Six Months Ended June 30, 1999



Exhibit                                                             Page
Number                           Description                       Number
-------      -----------------------------------------------       ------

 27.0        Financial Data Schedule.                                15