Form 10-Q
period 1999-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 1999-11-04
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                          ------------------



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
                                        ---



Common Stock, $.01 par value                          1,528,908
----------------------------               ---------------------------------
         (Class)                           (Outstanding at October 29, 1999)

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      September 30,  December 31,
                                                          1999           1998
                                                      -------------  ------------
                                                        (dollars in thousands,
                                                           except per share)
                Assets
                ------
Real estate held for investment, net of
 accumulated depreciation ($9,387 in 1999 and
 $7,379 in 1998)....................................       $ 83,398      $ 83,691

Investment in partnerships..........................            842         1,483
Cash and cash equivalents...........................            142           103
Other assets (including $314 in 1999 and $475 in
 1998 from affiliates)..............................          3,356         3,418
                                                           --------      --------
                                                           $ 87,738      $ 88,695
                                                           ========      ========

         Liabilities and Stockholders' Equity
         ------------------------------------
Liabilities
Notes and interest payable..........................       $ 60,211      $ 60,786
Other liabilities (including $63 in 1999 and
 $1,194 in 1998 to affiliates)......................          3,834         4,349
                                                           --------      --------
                                                             64,045        65,135

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
 authorized, 10,000,000 shares; issued and
 outstanding, 1,527,772 shares in 1999 and
 1,526,043 in 1998..................................             15            15
Paid-in capital.....................................         64,868        64,857
Accumulated distributions in excess of accumulated
 earnings...........................................        <41,190>      <41,312>
                                                           --------      --------
                                                             23,693        23,560
                                                           --------      --------
                                                           $ 87,738      $ 88,695
                                                           ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Three Months       For the Nine Months
                                                                                Ended September 30,        Ended September 30,
                                                                                 1999           1998         1999         1998
                                                                              ----------     ----------   -----------  ----------
                                                                                    (dollars in thousands, except per share)
INCOME
  Rents...................................................................    $    4,199     $   3,321    $    12,016  $   10,511
  Interest................................................................            10            33             23         158
                                                                              ----------     ---------    -----------  ----------
                                                                                   4,209         3,354         12,039      10,669


EXPENSES
 Property operations......................................................         1,783         1,592          5,076       4,547
 Interest.................................................................         1,371         1,388          4,206       4,217
 Depreciation.............................................................           690           551          2,008       1,573
 Advisory fee to affiliate................................................           163           165            495         500
  Net income fee to affiliate.............................................            63           <4>             65           -
 General and administrative...............................................           210           206            539         594
                                                                              ----------     ---------    -----------  ----------
                                                                                   4,280         3,898         12,389      11,431
                                                                              ----------     ---------    -----------  ----------


<Loss> from operations....................................................           <71>         <544>          <350>       <762>

Equity in income <loss> of
  partnerships............................................................           850           <12>         1,155         249
                                                                              ----------     ---------    -----------  ----------

Net income <loss>.........................................................    $      779     $    <556>   $       805  $     <513>
                                                                              ==========     =========    ===========  ==========


Earnings Per Share

  Net income <loss>.......................................................    $      .51     $    <.37>   $       .53  $     <.34>
                                                                              ==========     =========    ===========  ==========

Weighted average Common shares
  used in computing
  earnings per share......................................................     1,527,751     1,522,491      1,526,873   1,520,976
                                                                              ==========     =========    ===========  ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1999

                                                                                          Accumulated
                                                                                         Distributions
                                                                                         in Excess of
                                                            Common Stock       Paid-In    Accumulated     Stockholders'
                                                     ----------------------
                                                        Shares     Amount      Capital      Earnings         Equity
                                                     ----------  ----------  ----------- -------------- ----------------
                                                                 (dollars in thousands, except per share)
Balance, January 1, 1999.........................     1,526,043  $       15  $    64,857 $      <41,312> $        23,560

Sale of Common Stock under
     dividend reinvestment
     plan........................................         1,729           -           11              -               11

Dividends ($.45 per share)                                    -           -            -           <683>            <683>

Net income.......................................             -           -            -            805              805
                                                     ----------  ----------  ----------- -------------- ----------------

Balance, September 30,
     1999........................................     1,527,772  $       15  $    64,868 $      <41,190> $        23,693
                                                     ==========  ==========  =========== ==============  ===============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Nine Months
                                                               Ended September 30,
                                                             -----------------------
                                                                  1999      1998
                                                             -----------  ----------
                                                              (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected......................................       $    12,024  $  10,806
 Interest collected...................................                23        168
 Interest paid........................................            (4,085)    (4,072)
 Payments for property operations.....................            (4,498)    (4,615)
 Advisory and net income fee paid to affiliate........              (160)      (369)
 General and administrative expenses paid.............              (561)      (895)
 Distributions from equity partnerships' operating
    cash flow.........................................               155          -
 Other................................................                94       (225)
                                                             -----------  ---------

    Net cash provided by operating activities.........             2,992        798


Cash Flows from Investing Activities
 Investment in equity partnership.....................              (384)         -
 Real estate improvements.............................            (1,716)    (3,143)
 Funding of equity partnerships.......................                (1)        (7)
 Distributions from equity partnerships'
    investing cash flow...............................             2,027        399
 Collection of note receivable........................                 -      2,000
                                                             -----------  ---------

    Net cash (used in) investing activities...........               (74)      (751)


Cash Flows from Financing Activities
 Payments on notes payable............................            (6,485)    (1,180)
 Proceeds from notes payable..........................             5,940        800
 Deferred borrowing costs.............................              (289)       (24)
 Sale of Common Stock under dividend reinvestment
    plan..............................................                11         29
 Dividends to stockholders............................              (683)      (719)
 Advances from/payments to affiliates.................            (1,373)       383
                                                             -----------  ---------

    Net cash (used in) financing activities...........            (2,879)      (711)


Net increase (decrease) in cash and cash equivalents                  39       (664)
Cash and cash equivalents, beginning of period........               103      1,145
                                                             -----------  ---------

Cash and cash equivalents, end of period..............       $       142  $     481
                                                             ===========  =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                                -----------------------------
                                                                   1999               1998
                                                                -----------       -----------
                                                                  (dollars in thousands)
Reconciliation of net income (loss) to net cash
  provided by operating activities
Net income (loss).............................................  $       805       $     (513)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
  Depreciation and amortization...............................        2,159            1,666
  Equity in (income) of partnerships..........................       (1,155)            (249)
  Distributions from equity partnerships' operating
     cash flow................................................          155                -
  Decrease in interest receivable.............................            -               17
  Decrease in other assets....................................          393              483
  Increase (decrease) in interest payable.....................          (30)              45
  Increase (decrease) in other liabilities....................          665             (651)
                                                                -----------       ----------

     Net cash provided by operating activities................  $     2,992       $      798
                                                                ===========       ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

Certain balances for 1998 have been reclassified to conform to the 1999 presentation.


NOTE 2. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES
--------------------------------------------------------

The Company owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City"), which, at January 1, 1999, owned three commercial properties in Texas. In June 1999, Tri-City sold the 48,696 sq. ft. Summit at Bridgewood Shopping Center for $3.3 million, receiving net cash of $3.1 million after the payment of various closing costs, including a real estate brokerage commission of $119,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor. The Company received a distribution of $1.2 million of such net cash. Tri-City recognized a gain of $587,000 on the sale of which the Company's equity share was $213,000. In July 1999, Tri-City sold the 53,472 sq. ft. MacArthur Mills Office Building in Carrollton, Texas, for $3.9 million, receiving net cash of $2.3 million after paying off $1.3 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. The Company received a distribution of $871,000 of such net cash. Tri-City recognized a gain of $2.3 million on the sale of which the Company's equity share was $822,000.

In September 1999, the Company invested $384,000 for a 10% limited partnership interest in TCI Eton Square, L.P., a Texas limited partnership which purchased the 222,654 sq. ft. Eton Square Building in Tulsa, Oklahoma, for $14.0 million paying $3.1 million in cash and obtaining mortgage financing of $10.5 million. The mortgage bears interest at 8.5% per annum requires monthly payments of principal and interest of $84,549 and matures in October 2004. The partnership paid a real estate brokerage commission of $330,000 to Carmel Realty and a real estate acquisition fee of $140,000 to BCM.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 3. NOTES AND INTEREST PAYABLE
----------------------------------

In January 1999, the mortgage debt in the amount of $2.5 million secured by the 42,895 sq. ft. Akard Plaza Office Building in Dallas, Texas, matured. In February 1999, the lender agreed to extend the maturity date to June 1999. In July 1999, the Company refinanced the matured mortgage debt in the amount of $2.1 million, paying net cash of $547,000 to payoff the $2.5 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The new mortgage bears interest at a variable rate, currently 8.07% per annum, requires monthly payments of principal and interest of $16,306 and matures in August 2002.

In August 1999, the Company refinanced the mortgage debt secured by the 128 unit La Monte Park Apartments in Houston, Texas, in the amount of $3.8 million, receiving net cash of $355,000 after paying off $3.3 million in mortgage debt and the payment of various closing costs and escrows. The new mortgage bears interest at 7.95% per annum, requires monthly payments of principal and interest of $28,043 and matures in September 2009. A mortgage brokerage and equity refinancing fee of $38,000 was paid to BCM.


NOTE 4. COMMITMENTS AND CONTINGENCIES
-------------------------------------

The Company is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.


NOTE 5. OPERATING SEGMENTS
--------------------------

Significant differences among the accounting policies of the Company's operating segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. The Company based reconciliation of expenses that are not reflected in the segments is $539,000 of general and administrative expenses in the nine months ended September 30, 1999 and $594,000 in 1998. There are no intersegment revenues and expenses and the Company conducts all of its business in the United States.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. OPERATING SEGMENTS (Continued)
--------------------------

Presented below is the operating income of each of the Company's reportable operating segments for the nine months ended September 30, and each segment's assets at September 30.

                                      Commercial
   1999                               Properties  Apartments   Total
----------                            ----------  ----------  -------
    Rents...........................  $    8,022  $    3,994  $12,016
    Property operating expenses.....       3,307       1,769    5,076
                                      ----------  ----------  -------
    Operating income................  $    4,715  $    2,225  $ 6,940
                                      ==========  ==========  =======

    Depreciation....................  $    1,556  $      452  $ 2,008
    Interest........................       2,832       1,374    4,206
    Real estate improvements........       1,716           -    1,716
    Assets..........................      58,952      24,446   83,398

   1998
----------
    Rents...........................  $    6,569  $    3,942  $10,511
    Property operating expenses.....       2,711       1,836    4,547
                                      ----------  ----------  -------
    Operating income................  $    3,858  $    2,106  $ 5,964
                                      ==========  ==========  =======

    Depreciation....................  $    1,121  $      452  $ 1,573
    Interest........................       2,828       1,389    4,217
    Real estate improvements........       3,034         109    3,143
    Assets..........................      58,371      25,112   83,483

                           ________________________

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at September 30, 1999, were $142,000, compared with $103,000 at December 31, 1998. The Company's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings, partnership distributions and, to the extent necessary, advances from its advisor.

The Company's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased to $7.5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

million in the nine months ended September 30, 1999 from $6.2 million in 1998. This increase was mainly due to an increase in rental rates and an increase in occupancy at the Company's commercial properties.

Interest collected decreased to $23,000 in 1999 from $168,000 in 1998. The decrease was due to the collection of the Company's last remaining mortgage note receivable in August 1998.

General and administrative expenses paid decreased to $561,000 in 1999 from $895,000 in 1998. This decrease was due to a decrease in legal fees relating to the Olive litigation and a decrease in professional fees paid related to prospective property purchases.

Distributions received from equity partnerships were $2.2 million in 1999 compared to $399,000 in 1998. This increase was due to Tri-City's sale of the Summit at Bridgewood Shopping Center and MacArthur Mills Office Building. See
NOTE 2. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

Other cash from operating activities increased to $94,000 in 1999 from a use of $225,000 in 1998. The increase is due to a decrease in prepaids and other assets and an increase other liabilities.

Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of the Company exceed certain limits specified in the advisory agreement. The Company received a refund of $337,000 of its 1998 advisory fee in March 1999 as compared to $202,000 of its 1997 advisory fee in March 1998.

In 1999, dividends of $.45 per share or a total of $683,000 were paid and 1,729 shares of Common Stock were sold through the dividend reinvestment program for a total of $11,000.

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

Results of Operations
---------------------

For the three and nine months ended September 30, 1999, the Company had net income of $779,0000 and $805,000 as compared with a net loss of

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

$556,000 and net income $513,000 for the corresponding periods in 1998. Fluctuations in components of revenue and expense between the 1998 and 1999 periods are discussed below.

Rents in the three and nine months ended September 30, 1999 were $4.2 million and $12.0 million as compared to $3.3 million and $10.5 million in the corresponding periods in 1998. The increase in rents was mainly due to an increase in rental rates and a decrease in lost rents from bad debts at the Company's commercial properties and the initial leasing of an office building construction of which was completed in September 1998. Rents for the remainder of 1999 are expected to increase as the occupancy rate at the Company's commercial properties is expected to increase.

Property operations expense in the three and nine months ended September 30, 1999 was $1.8 million and $5.1 million as compared to $1.6 million and $4.5 million in the corresponding periods in 1998. The increases were due to an increase in property tax and repair and maintenance expenses at the Company's commercial properties in addition to leasing expenses relating to the lease up of the Company's recently completed 2010 Valley View Office Building.

Interest income in the three and nine months ended September 30, 1999 was $10,000 and $23,000 as compared to $33,000 and $158,000 in the corresponding periods in 1998. The decrease was due to the collection of the Company's last remaining mortgage note receivable in August 1998. Interest income for the remainder of 1999 is expected to be insignificant.

Interest expense was constant at $1.4 million and $4.2 million in the three and nine months ended September 30, 1999 and as compared to 1998. Interest expense for the remainder of 1999 is expected to approximate that of the third quarter, unless the Company acquires or sells properties.

Depreciation increased to $690,000 and $2.0 million in the three and nine months ended September 30, 1999 compared to $551,000 and $1.6 million in the corresponding periods in 1998. The increase was due to increased depreciation of capital and tenant improvements at the Company's commercial properties. Depreciation is expected to remain constant, unless the Company acquires or sells properties.

The advisory fee of $163,000 and $495,000 in the three and nine months ended September 30, 1999 approximated the $165,000 and $500,000 in 1998. Advisory fee expense is expected to remain constant, unless the Company acquires or sells properties.

Net income fee was $63,000 and $65,000 in the three and nine months ended September 30, 1999. No such fee was incurred for the nine months ended September 30, 1998. The net income fee is payable to the Company's advisor based on 7.5% of the Company's net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------


Results of Operations (Continued)
---------------------

General and administrative expense was $210,000 and $539,000 for the three and nine months ended September 30, 1999 as compared to $206,000 and $594,000 in the corresponding periods in 1998. The nine month decrease was mainly due to a decrease in legal fees related to litigation and professional fees relating to prospective property purchases. General and administrative expense for the remainder of 1999 is expected to approximate that of the third quarter of 1999.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  Exhibits:


Exhibit
Number                                     Description
-------       ------------------------------------------------------------------

 27.0         Financial Data Schedule, filed herewith.


(b) Reports on Form 8-K as follows:

    None.

                                SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INCOME OPPORTUNITY REALTY INVESTORS, INC.



Date:  November 4, 1999           By:  /s/ Karl L. Blaha
     ------------------------        ----------------------------------
                                     Karl L. Blaha
                                     President



Date:  November 4, 1999           By:  /s/ Thomas A. Holland
     ------------------------        ----------------------------------
                                     Thomas A. Holland
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                 For the Nine Months Ended September 30, 1999



Exhibit                                                                   Page
Number                           Description                             Number
-------       ------------------------------------------------           ------

 27.0         Financial Data Schedule.                                     17