Form 10-K405
period 1999-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2000-03-15
CIK 949961

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

                     For The Year Ended December 31, 1999

                        Commission File Number 1-14784

                               ----------------

                   Income Opportunity Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                Nevada                               75-2615944
                                         (I.R.S. Employer Identification No.)
    (State or Other Jurisdiction of
    Incorporation or Organization)

 10670 North Central Expressway, Suite
          300, Dallas, Texas

                                                        75231
                                                      (Zip Code)
    (Address of Principal Executive
               Offices)

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

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 3, 2000, the Registrant had 1,530,500 shares of Common Stock outstanding. Of the total shares outstanding 592,077 were held by other than those who may be deemed to be affiliates, for an aggregate value of $3,440,000 based on the last trade as reported on the American Stock Exchange on March 3, 2000. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                 PART I

Item 1. Business ........................................................    3

Item 2. Properties ......................................................    5

Item 3. Legal Proceedings ...............................................    9

Item 4. Submission of Matters to a Vote of Security Holders .............   10

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
 Matters ................................................................   11

Item 6. Selected Financial Data .........................................   12

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ..................................................   12

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk..   16

Item 8. Financial Statements and Supplementary Data .....................   17

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure ...................................................   36

                                PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant ....   36

Item 11. Executive Compensation .........................................   42

Item 12. Security Ownership of Certain Beneficial Owners and Management
 ........................................................................   44

Item 13. Certain Relationships and Related Transactions .................   44

                                 PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and
 Reports on Form 8-K ....................................................   46

Signature Page ..........................................................   47

                                    PART I

ITEM 1. BUSINESS

  Income Opportunity Realty Investors, Inc. ("IORI"), a Nevada corporation, is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 15, 1985. IORI has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). IORI has, in the opinion of management, qualified for federal taxation as a REIT for all periods since May 1, 1985.

  At December 31, 1999, IORI's real estate consisted of 14 properties held for investment. In addition, IORI owns interests in two partnerships, each of which owns a property and a third partnership which holds a wraparound mortgage note receivable. In 1999, IORI purchased one property as well as sold one property. No mortgage loans were funded during 1999. IORI's real estate portfolio is more fully discussed in ITEM 2. "PROPERTIES."

Business Plan

  IORI's business is investing in equity interests in real estate through direct equity investments and partnerships and financing real estate and real estate related activities through investments in mortgage loans. IORI's real estate is located in the Pacific, Southeast and Southwest regions of the continental United States. Information regarding IORI's real estate portfolio is set forth in ITEM 2. "PROPERTIES," and in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  IORI's business is not seasonal. Management has determined to continue to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management's plan of operation is to acquire higher class apartment and commercial properties in keeping with the current class of properties in IORI's real estate portfolio. In 2000, management intends to focus on apartment acquisitions to maintain a balance between apartment and commercial properties. Management does not expect that IORI will seek to fund or acquire new mortgage loans. IORI may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of IORI's properties.

  The Board of Directors currently intends to continue its policy of prohibiting IORI from incurring aggregate secured and unsecured indebtedness in excess of 300% of IORI's net asset value (defined as the book value of all assets of IORI minus all of its liabilities); however, the Board may alter such policy at any time.

Management of the Company

  Although the Board of Directors is directly responsible for managing the affairs of IORI and for setting the policies which guide it, the day-to-day operations of IORI are performed by Basic Capital Management, Inc. ("BCM"), a contractual advisor under the supervision of the Board. The duties of BCM include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. BCM also serves as a consultant in connection with IORI's business plan and investment decisions made by the Board.

  BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to IORI. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

  BCM has been providing advisory services to IORI since March 28, 1989. Renewal of BCM's advisory agreement was approved by stockholders at their annual meeting held on October 12, 1999. BCM also serves as advisor to Transcontinental Realty Investors, Inc. ("TCI"). The Directors of IORI are also directors of TCI. BCM also serves as Advisor to American Realty Trust, Inc. ("ART"). NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART, is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. Karl L. Blaha, President of IORI, also serves as President of ART, NMC, TCI and BCM and the officers of IORI also serve as officers of ART, NMC, TCI and BCM. As of March 3, 2000, ART and TCI each owned approximately 30.9% and 22.6% of IORI's outstanding shares of Common Stock and BCM owned approximately 7.8% of IORI's outstanding shares of Common Stock.

  Since February 1, 1990, affiliates of BCM have provided property management services to IORI. Currently Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to IORI. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of IORI's 9 office buildings and the two commercial properties owned by real estate partnerships in which IORI and TCI are partners to Regis Realty, Inc. ("Regis"), which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a nonexclusive brokerage agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor."

  IORI has no employees. Employees of BCM render services to IORI.

Competition

  The real estate business is highly competitive and IORI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions"), some of which have greater financial resources than those of IORI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property-level managers in areas such as marketing, collection and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and IORI's ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of IORI's properties are also competitive factors.

  To the extent that IORI seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in the same areas as well as aggressive buyers attempting to penetrate or dominate a particular market.

  As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions," the officers and Directors of IORI also serve as officers or directors of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to those of IORI. IORI's Directors, officers and advisor owe fiduciary duties to such other entities as well as to IORI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, Directors and advisor consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of such entities.

  In addition, as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships," IORI also competes with other entities which are affiliates of BCM, which may have investment objectives similar to IORI's and that may compete with it in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest which may arise, BCM has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

  IORI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or BCM. The illiquidity of real estate investments also may impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of IORI's real estate portfolio. However, to the extent property acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be mitigated.

ITEM 2. PROPERTIES

  IORI's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231 and are, in the opinion of management, suitable and adequate for IORI's present operations.

  IORI's real estate portfolio at December 31, 1999, is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" provide certain summary information concerning IORI's real estate portfolio.

  IORI's real estate portfolio consists of 14 owned properties and an investment in three partnerships. IORI holds a fee simple title to the owned properties. IORI does not hold any mortgage notes receivable, although a partnership in which it is a 40% general partner holds a wraparound mortgage note. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning IORI's real estate and further summary information with respect to its owned properties and its partnership investments.

  IORI's real estate is geographically diverse. At December 31, 1999, IORI held equity investments in apartments and office buildings in the Pacific, Southwest and Southeast regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The majority of IORI's properties are, however, located in California and Texas.

  At December 31, 1999, two of IORI's properties, Renaissance Parc Apartments and Saratoga Office Building, each exceeded 10% of IORI's total assets. At December 31, 1999, 95% of IORI's assets consisted of owned properties and 1% consisted of investments in partnerships. The remaining 4% of IORI's assets were cash, cash equivalents and other assets. The percentage of IORI's assets invested in any one category is subject to change and no assurance can be given that the composition of IORI's assets in the future will approximate the percentages listed above. See ITEM 1. "BUSINESS--Business Plan."

  To continue to qualify for federal taxation as a REIT under the Code, IORI is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.

Geographic Regions

  IORI has divided the continental United States into the following geographic regions.

Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. IORI has no properties in this region.
Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. IORI has 1 commercial property in this region.
Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. IORI has 5 apartments and 2 commercial properties in this region.
Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. IORI has no properties in this region. Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. IORI has no properties in this region.
Pacific region comprised of the states of California, Oregon and Washington. IORI has 6 commercial properties in this region.

Real Estate

  At December 31, 1999, 95% of IORI's assets were invested in real estate, on a leveraged basis, in the Pacific, Southeast and Southwest regions of the continental United States. IORI's real estate portfolio consists of 14 owned properties and an investment in three partnerships.

  Types of Real Estate Investments. IORI's real estate consists of apartments and commercial properties (office buildings) having established income-producing capabilities. In selecting real estate for investment, the location, age and type of property; gross rents; lease terms; financial and business standing of tenants; operating expenses; fixed charges; land values and physical condition are considered. IORI may acquire properties subject to, or assume, existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The IORI Board may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

  IORI has typically invested in developed real estate, although it may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the

Board). To the extent that IORI invests in construction and development projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

  In the opinion of management, IORI's properties are adequately covered by insurance.

  IORI's owned real estate portfolio consisted of 14 properties at January 1, and December 31, 1999. In 1999, IORI purchased and sold one property. The following table sets forth the percentages, by property type and geographic region, of IORI's owned real estate at December 31, 1999.

                                                                      Commercial
   Region                                                  Apartments Properties
   ------                                                  ---------- ----------
   Pacific................................................    -- %        76%
   Southwest..............................................    100         14
   Southeast..............................................    --          10
                                                              ---        ---
                                                              100%       100%
                                                              ===        ===

  The foregoing table is based solely on the number of apartment units and commercial square footage owned and does not reflect the value of IORI's investment in each region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of IORI's real estate.

  A summary of the activity in IORI's owned real estate portfolio during 1999 is as follows:

   Owned properties at January 1,...........................................  14
   Property purchased.......................................................   1
   Property sold............................................................  (1)
                                                                             ---
   Owned properties at December 31, 1999....................................  14
                                                                             ===

  Properties Held for Investment. Set forth below are IORI's owned properties at December 31, 1999, all of which were held for investment and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 1999, 1998 and 1997:

                                                                         Rent Per Square Foot  Occupancy %
                                                        Units/           -------------------- --------------
Property                       Location             Square Footage        1999   1998   1997  1999 1998 1997
--------                 -------------------- -------------------------- ------ ------ ------ ---- ---- ----
Apartments
Eastpoint............... Mesquite, TX         126 units/ 113,138 sq. ft. $  .74 $  .70 $  .67  97   93   97
La Monte Park........... Houston, TX          128 units/ 123,184 sq. ft.    .67    .63    .59  98   99   96
Meridian................ Midland, TX          280 units/ 264,000 sq. ft.    .46      *      *  69    *    *
Renaissance Parc........ Dallas, TX           294 units/ 293,654 sq. ft.    .85    .82    .80  91   96   95
Treehouse............... San Antonio, TX       106 units/ 88,957 sq. ft.    .80    .78    .76  96   96   98

Office Buildings
2010 Valley View........ Farmers Branch, TX               39,568 sq. ft. $16.26 $16.50 $   **  64   19   **
5600 Mowry.............. Newark, CA                       56,120 sq. ft.  22.94  19.86  18.92 100   58   81
Akard Plaza............. Dallas, TX                       42,895 sq. ft.  15.34  13.47  13.27  92   92   99
Chuck Yeager............ Chantilly, VA                    60,060 sq. ft.  14.70  13.39  13.07  41   72   93
Daley Plaza............. San Diego, CA                   122,795 sq. ft.  14.68  12.53  12.74  79   74   76
La Mesa Village......... La Mesa, CA                      92,611 sq. ft.  17.29  16.47  17.15  88   89   90
Olympic................. Los Angeles, CA                  46,685 sq. ft.  21.50  21.47  21.94 100  100   73
Saratoga................ Saratoga, CA                     89,825 sq. ft.  28.60  26.17  21.27  85   95  100
Westlake Village........ Westlake Village, CA             45,500 sq. ft.  16.96  14.44  14.20  70   79   98

--------
*  Property was purchased in 1999.
** Property was purchased in 1997 and construction was completed in 1998.

  In July 1999, the matured mortgage debt secured by the 42,895 sq. ft. Akard Plaza Office Building in Dallas, Texas, was refinanced in the amount of $2.1 million. IORI paid net cash of $547,000 to pay off $2.5 million in mortgage debt and to pay various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The new mortgage bears interest at a variable rate, currently 8.07% per annum, requires monthly payments of principal and interest of $16,306 and matures in August 2002.

  In August 1999, the mortgage debt secured by the 128 unit La Monte Park Apartments in Houston, Texas, was refinanced in the amount of $3.8 million. IORI received net cash of $355,000 after paying off $3.3 million in mortgage debt and the payment of various closing costs and escrows including a mortgage brokerage and equity refinancing fee of $38,000 to BCM. The new mortgage bears interest at 7.95% per annum, requires monthly payments of principal and interest of $28,031 and matures in September 2009.

  In November 1999, the 23,518 sq. ft. Town Center Plaza in Boca Raton, Florida, was sold for $3.2 million. IORI received net cash of $1.5 million after paying off $1.3 million in mortgage debt, including a $180,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $116,000 to Regis. A gain of $490,000 was recognized on the sale.

  In December 1999, the 280 unit Meridian Apartments in Midland, Texas, was purchased for $5.4 million. IORI paid $2.4 million in cash and obtained mortgage financing of $3.0 million. The mortgage bears interest at 8.85% per annum through December 2000, and at a variable rate thereafter, requires monthly payments of principal and interest of $26,882 and matures in December 2004. Additional fundings of up to $1.0 million may be requested upon the property reaching certain established performance goals. A real estate brokerage commission of $168,000 was paid to Regis and an acquisition commission of $54,000 was paid to BCM.

  Also in December 1999, the mortgage debt secured by 2010 Valley View Office Building in Farmers Branch, Texas was refinanced in the amount of $1.8 million. IORI received net cash of $632,000 after paying off $804,000 in mortgage debt, including a $4,000 prepayment penalty, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $18,000 to BCM. The new mortgage bears interest at a variable rate, currently 10.39% per annum, requires monthly payments of principal and interest of $17,285 and matures in January 2025.

  In March 2000, IORI sold the 128 unit La Monte Park Apartments in Houston, Texas, for $5.0 million IORI received net cash of $921,000 after paying off $3.9 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $145,000 to Regis. A gain will be recognized on the sale.

  Partnership Properties. Set forth below is the commercial property owned by each of the two partnerships in which IORI is an equity investee and the average annual rental rate and occupancy thereof at December 31, 1999, 1998 and 1997:

                                                     Rent per Square Footage   Occupancy
                                                     ----------------------- ----------------
Property                  Location   Square Footage   1999    1998    1997   1999  1998  1997
--------                 ----------- --------------- ------- ------- ------- ----  ----  ----
Shopping Centers
Chelsea Square.......... Houston, TX  70,275 sq. ft.   $8.78   $8.58   $9.21 100%  100%  100%
Eton Square............. Tulsa, OK   222,654 sq. ft.    9.77       *       *  87%    *     *

--------
* Partnership interest was purchased in 1999.

  IORI owns a 36.3% general partner interest and TCI owns a 63.7% limited partner interest in Tri-City Limited Partnership which in turn owns Chelsea Square Shopping Center. In June 1999, Tri-City sold Summit at Bridgewood, a 48,696 sq. ft. shopping center in Ft. Worth, Texas, for $3.3 million, receiving net cash of $3.1 million after the payment of various closing costs including a real estate brokerage commission of $119,000 to Regis. IORI received a distribution of $1.2 million of the net cash. Tri-City recognized a gain of $587,000 of which IORI's equity share was $213,000. In July 1999, the 53,472 sq. ft. Mac Arthur Mills Office Building in

Carrollton, Texas, was sold for $3.9 million. Tri-City received net cash of $2.3 million after paying off $1.3 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $137,000 to Regis. IORI received a distribution of $871,000 of the net cash. Tri-City recognized a gain of $2.3 million on the sale of which IORI's equity share was $822,000. In 1999, IORI also received $155,000 in operating distributions from the partnership.


  In September 1999, IORI invested $384,000 for a 10% limited partner interest in TCI Eton Square, L.P. ("Eton Square"). TCI owns a 90% general partner interest in the partnership. Also in September 1999, the partnership purchased the 222,654 sq. ft. Eton Square Building in Tulsa, Oklahoma, for $14.0 million paying $3.6 million in cash and obtaining mortgage financing of $10.5 million. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $84,549 and matures in October 2004. The partnership paid a real estate brokerage commission of $330,000 to Regis and a real estate acquisition fee of $140,000 to BCM.

Mortgage Loans

  Prior to 1991, a substantial portion of IORI's assets had been invested in mortgage notes secured by income-producing real estate. IORI's mortgage notes had included first, wraparound and junior mortgage loans. Management has determined that IORI will not seek to fund or acquire new mortgage loans, other than those which may originate in conjunction with IORI's providing purchase money financing of a property sale. See ITEM 1. "BUSINESS." BCM, in its capacity as a mortgage servicer, serviced the mortgage notes.

  Partnership mortgage loans. IORI owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates ("NIA"), which holds a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri. IORI received no distributions from NIA in 1999, but did advance the partnership $2,000.

ITEM 3. LEGAL PROCEEDINGS

Olive Litigation

  In February 1990, IORI, together with National Income Realty Trust, Continental Mortgage and Equity Trust ("CMET") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement.

  On January 27, 1997, the parties entered into an Amendment to the Settlement effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provided for the settlement of all matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

  The Olive Amendment provided, among other things, for the addition of four new unaffiliated members to IORI's Board and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, IORI, CMET, TCI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations.

  The Olive Amendment also provided that IORI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with IORI, CMET and TCI, including, but not limited to, the fairness to IORI, CMET and TCI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998. Plaintiffs' counsel has asserted that the Board did not comply with the provision requiring such engagement and has requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive Amendment. A status conference on this matter was held on February 14, 2000. The Court has not entered any order.

  The provisions of the Settlement and Olive Amendment terminated on April 28, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting was held on October 12, 1999, at which meeting stockholders were asked to consider and vote upon (1) the election of Directors, and (2) approval of the renewal of the advisory agreement with BCM. At the meeting stockholders elected the following individuals as Directors:

                                                                Shares Voting
                                                             -------------------
                                                                       Withheld
      Director                                                  For    Authority
      --------                                               --------- ---------
      Richard W. Douglas.................................... 1,205,889  14,303
      Larry E. Harley....................................... 1,205,889  14,303
      R. Douglas Leonhard................................... 1,205,889  14,303
      Murray Shaw........................................... 1,205,889  14,303
      Ted P. Stokely........................................ 1,205,889  14,303
      Martin L. White....................................... 1,205,889  14,303
      Edward G. Zampa....................................... 1,205,889  14,303

  Also at the meeting, stockholders approved the renewal of the advisory agreement with BCM, with 1,190,438 votes for the proposal, 17,216 votes against and 12,538 votes abstaining.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  IORI's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "IOT". The following table sets forth the high and low prices for IORI's Common Stock as reported on the AMEX.

   QUARTER ENDED                                               HIGH       LOW
   -------------                                             --------- ---------
   March 31, 2000 (through March 3, 2000)................... $ 6       $ 5 1/4

   March 31, 1999...........................................   8         6 3/8
   June 30, 1999............................................   7 3/4     5 5/8
   September 30, 1999.......................................   7 1/8     5 1/8
   December 31, 1999........................................   5 7/8     4 3/4

   March 31, 1998...........................................  12        11 3/8
   June 30, 1998............................................  12 1/8    11 1/2
   September 30, 1998.......................................  11 7/8     7 15/16
   December 31, 1998........................................   7 13/16   6 1/8

  As of March 3, 2000, the closing price of IORI's Common Stock on the AMEX was $5.81 per share.

  As of March 3, 2000, IORI's Common Stock was held by 1,534 holders of record.

  IORI paid quarterly dividends in 1999 and 1998 as follows:

                                                                       Amount
     Date Declared         Record Date            Payable Date        Per Share
   -----------------    ------------------     ------------------     ---------
   March 4, 1999        March 15, 1999         March 31, 1999           $.15
   June 2, 1999         June 14, 1999          June 30, 1999             .15
   September 9, 1999    September 20, 1999     October 5, 1999           .15
   November 22, 1999    December 15, 1999      December 31, 1999         .15

   February 16, 1998    March 13, 1998         March 31, 1998            .15
   May 27, 1998         June 4, 1998           June 19, 1998             .15
   August 31, 1998      September 15, 1998     September 30, 1998        .15
   November 24, 1998    December 15, 1998      December 30, 1998         .15

  IORI reported to the Internal Revenue Service that 100% of the dividends paid in 1999 and 1998 represented a return of capital.

ITEM 6. SELECTED FINANCIAL DATA

                                  For the Years Ended December 31,
                          -----------------------------------------------------
                            1999       1998       1997       1996       1995
                          ---------  ---------  ---------  ---------  ---------
                              (dollars in thousands, except per share)
EARNINGS DATA
Revenues................  $  15,997  $  14,498  $  12,487  $   9,005  $   7,919
Expenses................     16,348     15,470     13,175      9,658      8,081
                          ---------  ---------  ---------  ---------  ---------
(Loss) from operations..       (351)      (972)      (688)      (653)      (162)
Equity in income (loss)
 of partnerships........        148        113         52         85       (744)
Gain on sale of real
 estate.................      1,525        180      3,953        --         --
                          ---------  ---------  ---------  ---------  ---------
Net income (loss).......  $   1,322  $    (679) $   3,317  $    (568) $    (906)
                          =========  =========  =========  =========  =========

PER SHARE DATA
Net income (loss).......  $     .87  $    (.44) $    2.18  $    (.37) $    (.57)
                          =========  =========  =========  =========  =========
Dividends per share.....  $     .60  $     .60  $     .40  $     .40  $     .30

Weighted average Common
 shares outstanding.....  1,527,386  1,521,832  1,519,888  1,530,008  1,582,888

                                            December 31,
                          -----------------------------------------------------
                            1999       1998       1997       1996       1995
                          ---------  ---------  ---------  ---------  ---------
                              (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable, net........  $     --   $     --   $   2,010  $   1,998  $   1,986
Real estate held for
 sale, net..............        --         --         --       6,623        845
Real estate held for
 investment, net........     86,542     83,691     81,914     46,693     39,480
Total assets............     91,185     88,695     90,309     63,593     49,169
Notes and interest
 payable................     62,852     60,786     61,323     38,957     22,682
Stockholders' equity....     23,991     23,560     25,131     22,381     24,191
Book value per share....  $   15.69  $   15.44  $   16.53  $   14.63  $   15.28

  Shares and per share data have been restated for the two-for-one forward Common Stock split effected June 14, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  IORI invests in equity interests in real estate through acquisitions, leases and partnerships. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Liability and Capital Resources

  Cash and cash equivalents at December 31, 1999, totaled $722,000 compared to $103,000 at December 31, 1998. IORI's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings and partnership distributions. Management anticipates that IORI will generate sufficient cash in 2000 to meet its various cash requirements including the payment of dividends, property renovation and/or improvement costs and debt service obligations.

  Net cash provided by operating activities increased to $3.3 million in 1999 from $1.0 million in 1998. The primary factors affecting cash flow from operating activities are discussed in the following paragraphs.

  Cash flow from property operations (rents collected less payments for property operating expenses) increased to $9.7 million in 1999 from $7.9 million in 1998. This increase was the result of higher rents and occupancy rates primarily at IORI's office buildings. Management believes that this trend will continue, particularly in IORI's office buildings, if the economy remains stable or improves.

  Interest collected decreased to $29,000 in 1999 from $182,000 in 1998. This decrease was due to a decrease in short-term investment income and the collection of IORI's last remaining mortgage note receivable in August 1998. Management has determined that generally, IORI will not actively seek to originate new mortgage loans other than those resulting from IORI's providing purchase money financing in connection with a property sale.

  Interest paid on notes payable was $5.5 million in 1999 and 1998. Interest paid on notes payable will continue to increase as IORI continues to acquire properties on a leveraged basis.

  Advisory and net income fee paid to affiliate decreased to $388,000 in 1999 from $534,000 in 1998, due to an increase in the amount of the operating expense limitation reimbursement. The reimbursement of the excess operating expenses occurred in the first quarter of 1999. See NOTE 7. "ADVISORY AGREEMENT."

  In 1999, IORI made improvements to its properties totaling $2.2 million, purchased one apartment for $5.4 million, paying $2.4 million in cash and obtaining mortgage financing of $3.0 million, and sold one commercial property for $3.2 million, receiving net cash of $1.5 million after the payoff of mortgage debt and the payment of various closing costs.

  In 1999, IORI received net cash of $440,000 from the refinancing of three properties. During 1999, IORI made scheduled mortgage principal payments totaling $874,000.

  Scheduled principal payments on notes payable of $3.0 million are due in 2000. For those mortgages that come due in 2000, it is management's intent to either seek an extension of the due dates one or more years, or refinance the debt on a long-term basis or pay off the debt at maturity. Management believes it will continue to be successful in obtaining loan extensions and/or refinancings.

  IORI owns a 36.3% general partner interest in the Tri-City partnership. In 1999, IORI received $155,000 in distributions from Tri-City's operating cash flow, $2.0 million from its investing cash flow and advanced $36,000 to the partnership. In 1999, IORI received no distributions from the NIA partnership but did make a $2,000 contribution to the partnership. In 1999, IORI invested $385,000 for a 10% limited partnership interest in the TCI Eton Square partnership. IORI received no distributions and made no contributions to the partnership in 1999. See NOTE 3. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  IORI has paid quarterly dividends since the first quarter of 1993. Dividends paid to stockholders totaled $908,000 or $.60 per share in 1999 and $945,000 or $.60 per share in 1998.

  Management reviews the carrying values of IORI's properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if the future cash flow from a property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property, inspections, discussions with the manager of the property and visits to selected properties in the area and a review of (1) the property's current rents compared to market rents, (2) the property's expenses, (3) the property's maintenance requirements and (4) the property's cash flows.

Results of Operations

  1999 Compared to 1998. IORI reported net income of $1.3 million in 1999, as compared to a net loss of $679,000 in 1998. Net income in 1999 included gains on sale of real estate of $1.5 million whereas 1998's net loss included gains on sale of real estate of $180,000. The primary factors contributing to IORI's 1999 net income are discussed in the following paragraphs.

  Rents increased to $16.0 million in 1999 from $14.3 million in 1998. Of this increase, $1.6 million was due to higher rents and occupancy rates, primarily at IORI's office buildings and $251,000 was attributable to a full year of operations of an office building construction of which was completed in 1998. This increase was partially offset by a decrease of $182,000 due to one office building being sold in 1999. Rents are expected to increase in 2000 due to a full year of operations of the Meridian Apartments, purchased in 1999, and increased occupancy and rental rates at IORI's apartments and office buildings.

  Interest income decreased to $29,000 in 1999 from the $172,000 in 1998. This decrease was due to a decrease in short-term investment income and the August 1998 collection of IORI's last remaining mortgage note receivable. Interest income is expected to be minimal in 2000.

  Property operations expense increased to $6.8 million in 1999 from $6.5 million in 1998. This increase was attributable to a full year of operations of an office building construction of which was completed in 1998.

  Interest expense of $5.7 million in 1999 approximated the $5.8 million in 1998. Interest expense in 2000 is expected to approximated that in 1999, if IORI neither purchases nor sells any of its properties.

  Depreciation expense increased to $2.7 million in 1999 from $2.2 million in 1998. This increase was primarily due to an increase in tenant improvements. Depreciation expense in 2000 is expected to approximate 1999.

  Advisory fee increased to $371,000 in 1999 from $329,000 in 1998. Such increase was attributable to an increase in IORI's gross assets, the basis for the fee and a decrease in the operating expense limitation refund. See NOTE 7. "ADVISORY AGREEMENT." The fee is expected to increase if IORI's assets increase.

  A net income fee of $81,000 was earned by the advisor in 1999, the result of IORI having net income. No fee was incurred in 1998.

  General and administrative expense of $747,000 in 1999 approximated the $755,000 in 1998.

  Equity in income of partnerships increased to $148,000 in 1999 from $113,000 in 1998. The increase was due to an equity partnership acquisition of Eton Square and to increased rental rates at the partnership's commercial properties.

  In 1999, IORI recognized gains on sale of real estate totaling $1.5 million, $1.0 million being IORI's equity share of the gain recognized by Tri-City on the sale of two commercial properties, and $490,000 on IORI's sale of Town Center Plaza in November. See NOTE 2. "REAL ESTATE" and NOTE 3. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS." In 1998, IORI recognized gains on sale of real estate totaling $180,000, its equity share of the gain recognized by Tri-City on the sale of two apartments.

  1998 Compared to 1997. IORI reported a net loss of $679,000 in 1998, as compared with net income of $3.3 million in 1997. In 1997, net income included gains on sale of real estate of $4.0 million whereas the 1998 net loss included a gain on sale of real estate of $180,000. The primary factors contributing to IORI's 1998 net loss are discussed in the following paragraphs.

  Rents increased to $14.3 million in 1998 from $12.2 million in 1997. Of this increase, $4.2 million was attributable to the eight properties purchased in 1997. This increase was partially offset by a decrease of $2.1 million due to three apartments being sold in 1997.

  Interest income decreased to $172,000 in 1998 from $266,000 in 1997. This decrease was due to a decrease in short-term investment income and the August 1998 collection of the last remaining mortgage note receivable.

  Property operations expense increased to $6.5 million in 1998 from $5.9 million in 1997. Of the increase, $2.2 million was attributable to the eight properties purchased in 1997 and $178,000 was due to increased repairs and maintenance at two commercial properties. These increases were partially offset by a decrease of $1.5 million due to the sale of three apartments in 1997.

  Interest expense increased to $5.8 million in 1998 from $4.1 million in 1997. Of this increase, $1.7 million was attributable to the purchase of eight properties in 1997, $418,000 was due to the refinancing of a commercial property in 1997 and $29,000 was due to the financing of an unencumbered property in 1998. These increases were partially offset by a decrease of $444,000 due to the sale of three apartments in 1997.

  Depreciation expense increased to $2.2 million in 1998 from $1.6 million in 1997. Of this increase, $592,000 was due to eight properties being purchased in 1997 partially offset by a decrease of $159,000 due to the sale of three apartments in 1997.

  Advisory fee expense decreased to $329,000 in 1998 from $343,000 in 1997. The decrease was attributable to a decrease in gross assets, the basis for the fee and an increase in the operating expense limitation refund. See NOTE 7. "ADVISORY AGREEMENT."

  A net income fee of $275,000 was earned by the advisor in 1997, the result of recognized gains totaling $4.0 million from the sale of three apartments in 1997. No such fee was incurred in 1998.

  General and administrative expense decreased to $755,000 in 1998 from $973,000 in 1997. This decrease was attributable to a decrease in legal fees related to the Olive Litigation (see NOTE 14. "COMMITMENTS AND
CONTINGENCIES").

  Equity in income of partnerships increased to $113,000 in 1998 from $52,000 in 1997.

  In 1998, gains on sale of real estate totaled $180,000, IORI's equity share of the gain recognized by Tri-City on the sale of its two apartments. See NOTE
3. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS." For 1997, gains on sale of real estate totaled $4.0 million, including $1.9 million on the sale of Plumtree Apartments in March, $1.5 million on the sale of Porticos Apartments in June and $631,000 on the sale of Spanish Trace Apartments in December.

Environmental Matters

  Under various federal, state and local environmental laws, ordinances and regulations, IORI may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

  Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on IORI's business, assets or results of operations.

Inflation

  The effects of inflation on IORI's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

Taxes

  For the years 1997, 1998 and 1999, IORI elected and in the opinion of management qualified, to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To continue to qualify for federal taxation as a REIT, IORI is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. As a REIT, IORI is also required to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property on an annual basis to stockholders.

Year 2000

  Even though January 1, 2000, has passed and no adverse impact from the transition to the year 2000 has been experienced, no assurance can be provided that IORI's suppliers and tenants have not been affected in a manner not yet apparent. As a result, IORI's advisor will continue to monitor its year 2000 compliance and the year 2000 compliance of IORI's suppliers and tenants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

  IORI's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices and the affect of the changes on future operations. Market risk is managed by matching the property's anticipated net operating income to an appropriate financing.

  The following table contains only those exposures that existed at December 31, 1999. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI's ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Liabilities

Notes payable

Variable interest rate-
 fair value                                                                   $23,827

                           2000    2001    2002     2003    2004   Thereafter  Total
                          ------  ------  -------  ------  ------  ---------- -------
  Instrument's
   maturities...........  $2,341  $  --   $11,374  $4,288  $2,687   $   225   $20,915
  Instrument's
   amortization.........     224     247      225     119      96     1,534     2,445
   Interest.............   1,995   1,966    1,644     812     428     2,246     9,091
  Average rate..........     8.6%    8.6%     8.6%    8.6%    8.6%      7.7%      --

Fixed interest rate-fair
 value                                                                        $38,721

                           2000    2001    2002     2003    2004   Thereafter  Total
                          ------  ------  -------  ------  ------  ---------- -------
  Instrument's
   maturities...........  $  --   $  --   $   --   $  --   $  --    $34,818   $34,818
  Instrument's
   amortization.........     468     511      559     609     660     1,505     4,312
   Interest.............   3,344   3,301    3,253   3,203   3,152     6,742    22,995
  Average rate..........     9.0%    9.5%    11.2%   12.0%   13.6%     10.5%      --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   18

Consolidated Balance Sheets--December 31, 1999 and 1998..................   19

Consolidated Statements of Operations--Years Ended December 31, 1999,
 1998 and 1997...........................................................   20

Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1999, 1998 and 1997.....................................................   21

Consolidated Statements of Cash Flows--Years Ended December 31, 1999,
 1998 and 1997...........................................................   22

Notes to Consolidated Financial Statements...............................   24

Schedule III--Real Estate and Accumulated Depreciation...................   34

  All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Income Opportunity Realty Investors, Inc.

  We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of
December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Dallas, Texas
March 3, 2000

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                                                       (dollars in thousands,
                                                          except per share)
                       Assets
Real estate held for investment, net of accumulated
 depreciation ($9,509 in 1999 and $7,379 in 1998)....  $    86,542  $    83,691
Investment in partnerships...........................          907        1,483
Cash and cash equivalents............................          722          103
Other assets (including $107 in 1999 and $475 in 1998
 from affiliates)....................................        3,014        3,418
                                                       -----------  -----------
                                                       $    91,185  $    88,695
                                                       ===========  ===========
        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable...........................  $    62,852  $    60,786
Other liabilities (including $721 in 1999 and $1,195
 in 1998 to affiliates)..............................        4,342        4,349
                                                       -----------  -----------
                                                            67,194       65,135
Commitments and contingencies
Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000
 shares; issued and outstanding 1,528,908 shares in
 1999 and 1,526,043 shares in 1998...................           15           15
Paid-in capital......................................       64,874       64,857
Accumulated distributions in excess of accumulated
 earnings............................................      (40,898)     (41,312)
                                                       -----------  -----------
                                                            23,991       23,560
                                                       -----------  -----------
                                                       $    91,185  $    88,695
                                                       ===========  ===========



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Years Ended December 31,
                                    -------------------------------------------
                                        1999           1998           1997
                                    -------------  -------------  -------------
                                    (dollars in thousands, except per share)
Revenues
 Rents............................  $      15,968  $      14,326  $      12,221
 Interest.........................             29            172            266
                                    -------------  -------------  -------------
                                           15,997         14,498         12,487
                                    -------------  -------------  -------------
Expenses
 Property operations (including
  $687 in 1999, $634 in 1998 and
  $503 in 1997 to affiliates).....          6,768          6,462          5,900
 Interest.........................          5,658          5,756          4,069
 Depreciation.....................          2,723          2,168          1,615
 Advisory fee to affiliate........            371            329            343
 Net income fee to affiliate......             81            --             275
 General and administrative
  (including $260 in 1999, $228 in
  1998 and $248 in 1997 to
  affiliate)......................            747            755            973
                                    -------------  -------------  -------------
                                           16,348         15,470         13,175
                                    -------------  -------------  -------------
(Loss) from operations............           (351)          (972)          (688)
Equity in income of partnerships..            148            113             52
Gain on sale of real estate.......          1,525            180          3,953
                                    -------------  -------------  -------------
Net income (loss).................  $       1,322  $        (679) $       3,317
                                    =============  =============  =============
Earnings per share
Net income (loss).................  $         .87  $        (.44) $        2.18
                                    =============  =============  =============
Weighted average shares of Common
 Stock used in computing earnings
 per share........................      1,527,386      1,521,832      1,519,888
                                    =============  =============  =============



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Accumulated
                                                   Distributions
                            Common Stock           in Excess of
                          ---------------- Paid-in  Accumulated  Stockholders'
                           Shares   Amount Capital   Earnings       Equity
                          --------- ------ ------- ------------- -------------
                                (dollars in thousands, except per share)
Balance, January 1,
 1997.................... 1,519,888  $ 15  $64,804   $(42,438)      $22,381
Dividends ($.40 per
 share)..................       --    --       --        (567)         (567)
Net income...............       --    --       --       3,317         3,317
                          ---------  ----  -------   --------       -------
Balance, December 31,
 1997.................... 1,519,888    15   64,804    (39,688)       25,131
Sale of Common Stock
 under dividend
 reinvestment plan.......     6,155   --        53        --             53
Dividends ($.60 per
 share)..................       --    --       --        (945)         (945)
Net (loss)...............       --    --       --        (679)         (679)
                          ---------  ----  -------   --------       -------
Balance, December 31,
 1998.................... 1,526,043    15   64,857    (41,312)       23,560
Sale of Common Stock
 under dividend
 reinvestment plan.......     2,865   --        17        --             17
Dividends ($.60 per
 share)..................       --    --       --        (908)         (908)
Net income...............       --    --       --       1,322         1,322
                          ---------  ----  -------   --------       -------
Balance, December 31,
 1999.................... 1,528,908  $ 15  $64,874   $(40,898)      $23,991
                          =========  ====  =======   ========       =======




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Years Ended December 31,
                                           -----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  -----------
                                                (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected.......................... $   16,065  $   14,326  $    11,772
 Interest collected.......................         29         182          253
 Interest paid............................     (5,458)     (5,540)      (3,856)
 Payments for property operations
  (including $687 in 1999, $634 in 1998
  and $503 in 1997 to affiliate)..........     (6,325)     (6,427)      (5,295)
 Advisory and net income fee paid to
  affiliate...............................       (388)       (534)        (567)
 General and administrative expenses paid
  (including $260 in 1999, $228 in 1998
  and $248 in 1997 to affiliate)..........       (793)       (798)      (1,081)
 Distributions from equity partnerships'
  operating cash flow.....................        155         181          218
 Escrow funding...........................        --         (135)        (522)
 Other....................................         34        (259)         663
                                           ----------  ----------  -----------
   Net cash provided by operating
    activities............................      3,319         996        1,585
Cash Flows from Investing Activities
 Acquisition of equity partnership
  interest................................       (384)        --           --
 Funding of equity partnerships...........        (39)         (8)        (224)
 Real estate improvements.................     (2,199)     (3,945)        (901)
 Acquisition of real estate (including
  $222 in 1999 and $1,826 in 1997 to
  affiliate)..............................     (5,287)        --       (38,174)
 Proceeds from sale of real estate........      2,673         --        23,593
 Distributions from equity partnerships'
  investing cash flow.....................      2,027         399          --
 Collection of note receivable............        --        2,000          --
                                           ----------  ----------  -----------
   Net cash (used in) investing
    activities............................     (3,209)     (1,554)     (15,706)



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                            For the Years Ended December 31,
                                            -----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  -----------
                                                 (dollars in thousands)
Cash Flows from Financing Activities
 Proceeds from notes payable..............     $10,778  $      800  $    31,565
 Payments on notes payable................      (8,681)     (1,422)     (19,452)
 Deferred financing costs.................        (258)        (25)        (250)
 Distributions from equity partnerships'
  financing cash flow.....................         --          --           627
 Sale of Common Stock under dividend
  reinvestment plan.......................          17          53          --
 Dividends to stockholders................        (908)       (945)        (567)
 Payments (to)/from advisor...............        (439)      1,055          157
                                            ----------  ----------  -----------
   Net cash provided by (used in)
    financing activities..................         509        (484)      12,080
                                            ----------  ----------  -----------
Net increase (decrease) in cash and cash
 equivalents..............................         619      (1,042)      (2,041)
Cash and cash equivalents, beginning of
 year.....................................         103       1,145        3,186
                                            ----------  ----------  -----------
Cash and cash equivalents, end of year....  $      722  $      103  $     1,145
                                            ==========  ==========  ===========
Reconciliation of net income (loss) to net
 cash provided by operating activities
  Net income (loss).......................  $    1,322       $(679) $     3,317
  Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities
    Depreciation and amortization.........       2,967       2,297        1,718
    Gain on sale of real estate...........      (1,525)        --        (3,953)
    Equity in (income) of partnerships....        (148)       (293)         (52)
    Distributions from equity
     partnerships' operating cash flow....         155         181          218
    Decrease in interest receivable.......         --           17          --
    (Increase) decrease in other assets...         127        (102)      (1,091)
    Increase (decrease) in interest
     payable..............................         (44)         80           97
    Increase (decrease) in other
     liabilities..........................         465        (505)       1,331
                                            ----------  ----------  -----------
      Net cash provided by operating
       activities.........................  $    3,319  $      996  $     1,585
                                            ==========  ==========  ===========
Schedule of noncash investing and
 financing activities
  Notes payable from purchase of real
   estate.................................  $      --   $      --   $     7,736



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. and consolidated entities (the "Company") were prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

  Certain balances for 1998 have been reclassified to conform to the 1999 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and company business. Income Opportunity Realty Investors, Inc. ("IORI") is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company invests in real estate through direct ownership, leases and partnerships and it may also invest in mortgage loans on real estate.

  Basis of consolidation. The Consolidated Financial Statements include the accounts of IORI and controlled subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

  Accounting estimates. In the preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from those estimates.

  Real estate held for investment and depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 2 to 40 years.

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  Operating segments. Management has determined that the Company's reportable operating segments are those that are based on the Company's method of internal reporting which disaggregates its operations based on type of real estate.

  Fair value of financial instruments. The Company used the following assumptions in estimating the fair value of its notes payable. The fair value was estimated using year end interest rates for mortgages with similar terms and maturities.

  Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered cash equivalents.

  Earnings per share. Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

NOTE 2. REAL ESTATE

  In 1999, the Company purchased the 280 unit Meridian Apartments in Midland, Texas, for $5.4 million, paying $2.4 million in cash and obtaining mortgage financing of $3.0 million.

  Also during 1999, the Company sold the Town Center Plaza in Boca Raton, Florida, for $3.2 million, receiving net cash of $1.5 million after paying off $1.3 million in mortgage debt. A gain of $490,000 was recognized.

NOTE 3. INVESTMENT IN EQUITY METHOD PARTNERSHIPS

  The Company's investment in equity method partnerships consist of the following:

                                                                    1999  1998
                                                                    ---- ------
   Tri-City Limited Partnership
    ("Tri-City")................................................... $194 $1,204
   Nakash Income Associates ("NIA")................................  316    279
   TCI Eton Square, L.P. ("Eton Square")...........................  397    --
                                                                    ---- ------
                                                                    $907 $1,483
                                                                    ==== ======

  The Company uses the equity method to account for its 36.3% general partner interest in Tri-City, which at January 1, 1998, owned five properties in Texas. Transcontinental Realty Investors, Inc. ("TCI") owns a 63.7% limited partner interest in Tri-City. In June 1999, Tri-City sold a shopping center for $3.3 million, receiving net cash of $3.1 million. The Company received a distribution of $1.2 million of such net cash. Tri-City recognized a gain of $587,000 on the sale of which the Company's equity share was $213,000. In July 1999, Tri-City sold an office building for $3.9 million, receiving net cash of $2.3 million. The Company received a distribution of $871,000 of such net cash. Tri-City recognized a gain of $2.3 million on the sale of which the Company's equity share was $822,000. In May 1998, Tri-City sold its two apartments for a total of $3.3 million in cash, receiving net cash of $1.4 million. The Company received a distribution of $399,000 of such net cash. Tri-City recognized a gain of $496,000 on the sale of which the Company's equity share was $180,000. As of March 3, 2000, TCI owned approximately 22.6% of the Company's outstanding shares of Common Stock.

  The Company also uses the equity method to account for its 40% general partner interest in NIA. NIA's only asset is a wraparound mortgage note receivable secured by a shopping center in Maulden, Missouri. TCI owns the remaining 60% general partner interest in NIA.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  In September 1999, the Company invested $384,000 for a 10% limited partner interest in Eton Square, which purchased the 222,654 sq. ft. Eton Square Building in Tulsa, Oklahoma, for $14.0 million, paying $3.6 million in cash and obtaining mortgage financing of $10.5 million. The Company uses the equity method to account for its investment in Eton Square. TCI owns a 90% general partner interest in Eton Square.

  Set forth below are summarized financial data for the partnerships the Company accounts for using the equity method:

                                                              1999     1998
                                                            --------  -------
Notes receivable........................................... $    902  $   902
Real estate, net of accumulated depreciation ($1,600 in
 1999 and $4,298 in 1998)..................................   17,936    7,319
Other assets...............................................      526      264
Notes payable..............................................  (11,134)  (2,040)
Other liabilities..........................................     (734)    (256)
                                                            --------  -------
Partners' capital.......................................... $  7,496  $ 6,189
                                                            ========  =======

  The Company's share of the above partnerships' capital was $1.7 million in 1999 and $2.3 million in 1998.

                                                        1999    1998     1997
                                                       ------  -------  -------
Rents................................................. $1,873  $ 2,116  $ 2,648
Interest income.......................................    156      156       30
Interest expense......................................   (375)    (260)    (289)
Property operations expense...........................   (781)  (1,077)  (1,757)
Depreciation..........................................   (371)    (483)    (472)
                                                       ------  -------  -------
Income before gains on sale of real estate............    502      452      160
Gain on sale..........................................  2,851      496      --
                                                       ------  -------  -------
Net income............................................ $3,353  $   948  $   160
                                                       ======  =======  =======

The Company's equity share of:

                                                                 1999  1998 1997
                                                                ------ ---- ----
Income before gains on sale of real estate..................... $  148 $113 $52
Gain on sale of real estate....................................  1,035  180 --
                                                                ------ ---- ---
Net income..................................................... $1,183 $293 $52
                                                                ====== ==== ===

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 4. NOTES AND INTEREST PAYABLE

  Notes and interest payable consist of the following:

                                                   1999              1998
                                             ----------------- -----------------
                                             Estimated         Estimated
                                               Fair     Book     Fair     Book
                                               Value    Value    Value    Value
                                             --------- ------- --------- -------
   Notes payable...........................   $62,548  $62,490  $61,025  $60,380
                                              =======           =======
   Interest payable........................                362               406
                                                       -------           -------
                                                       $62,852           $60,786
                                                       =======           =======

  Scheduled notes payable principal payments are due as follows:

   2000................................................................. $ 3,033
   2001.................................................................     758
   2002.................................................................  12,158
   2003.................................................................   5,016
   2004.................................................................   3,443
   Thereafter...........................................................  38,082
                                                                         -------
                                                                         $62,490
                                                                         =======

  Mortgage notes payable at December 31, 1999, bear interest at rates ranging from 7.75% to 11.0% and mature between 2000 and 2025. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $86.5 million.

  In 1999, the Company refinanced mortgage debt, in the total amount of $7.8 million, secured by one apartment and two office buildings. The Company received net cash of $440,000, after the payoff of $6.6 million in mortgage debt, the funding of escrows and the payment of various closing costs. One mortgage bears interest at 7.95% per annum and two at variable rates, currently 8.07% and 10.39% per annum, respectively, require monthly payments of principal and interest totaling $61,622 and mature in September 2009, August 2002 and January 2025, respectively.

  Also in 1999, the Company purchased an apartment for a total of $5.4 million, paying $2.4 million in cash and obtaining mortgage financing of $3.0 million. The mortgage bears interest at 8.85% per annum through December 2000 and at a variable rate thereafter, requires monthly payments of principal and interest of $26,882 and matures in December 2004. Additional fundings of up to $1.0 million may be requested upon the property reaching certain established performance goals.

NOTE 5. DIVIDENDS

  Quarterly dividends have been paid since the first quarter of 1993. Dividends were paid of $908,000 ($.60 per share) in 1999, $945,000 ($.60 per share) in 1998 and $567,000 ($.40 per share) in 1997.

  The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1999 and 1998 represented a return of capital and 100% of the dividends paid in 1997 represented capital gains.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 6. RENTS UNDER OPERATING LEASES

  The Company's operations include the leasing of office buildings. The leases thereon expire at various dates through 2010. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1999:

   2000................................................................. $ 6,813
   2001.................................................................   4,775
   2002.................................................................   3,101
   2003.................................................................   2,193
   2004.................................................................   1,226
   Thereafter...........................................................   5,707
                                                                         -------
                                                                         $23,815
                                                                         =======

NOTE 7. ADVISORY AGREEMENT

  Basic Capital Management, Inc. ("BCM") has served as advisor to the Company since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services.

  At the annual meeting of stockholders held on October 12, 1999, the renewal of the Advisory Agreement with BCM through the next annual meeting of stockholders was approved. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders, but do require approval of the Board of Directors.

  Under the Advisory Agreement, BCM is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity and other investments. BCM is required to report quarterly to the Board on the Company's performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to BCM by the Board.

  The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that BCM shall be deemed to be in a fiduciary relationship to the stockholders and contains a broad standard governing BCM's liability for losses by the Company.

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

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan. BCM or an affiliate of BCM also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on the Company's properties. In addition, BCM receives reimbursement of certain expenses incurred by it, in the performance of advisory services to the Company.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company.

  Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by BCM if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation required BCM to refund $289,000, $336,000 and $201,000, of the 1999, 1998 and 1997 annual advisory fee, respectively.

  Additionally, if management were to request that BCM render services to the Company other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 8. "PROPERTY MANAGEMENT," the Company has hired Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, to provide property management for the Company's properties and, as discussed in NOTE 9. "REAL ESTATE BROKERAGE," the Company has engaged Regis Realty, Inc. ("Regis"), also an affiliate of BCM, on a non-exclusive basis, to provide brokerage services for the Company.

  BCM may only assign the Advisory Agreement with the prior consent of the Company.

NOTE 8. PROPERTY MANAGEMENT

  Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Triad subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), which is a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of the Company's nine office buildings and the commercial property owned by Tri-City and Eton Square, in which the Company and TCI are partners to Regis which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 9. REAL ESTATE BROKERAGE

  Regis also provides brokerage services on a non-exclusive basis. Regis is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by the Company.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 10. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

  Fees and cost reimbursements to BCM and its affiliates:

                                                             1999  1998  1997
                                                            ------ ---- ------
Fees
  Advisory................................................. $  371 $329 $  343
  Net income...............................................     81  --     269
  Incentive sales..........................................    --   --       6
  Brokerage commissions....................................    337  --   2,472
  Mortgage brokerage and equity refinancing................     78    8     70
Property and construction management and leasing
 commissions*..............................................    618  634    503
                                                            ------ ---- ------
                                                            $1,485 $971 $3,663
                                                            ====== ==== ======
Cost reimbursements........................................ $  260 $228 $  248
                                                            ====== ==== ======

--------
*  Net of property management fees paid to subcontractors, other than Regis.

NOTE 11. INCOME TAXES

  For the years 1999, 1998 and 1997, the Company has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed.

  The Company had net losses for federal income tax purposes in 1999 and 1998 and net income before the application of operating loss carryforwards in 1997. Therefore, the Company recorded no provision for income taxes. The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1999, the Company's tax basis in its net assets exceeded their basis for financial statement purposes by $976,000. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1999, the Company had tax net operating loss carryforwards of $17.2 million expiring through the year 2019.

  As a result of the Company's election to be treated as a REIT for income tax purposes and its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 12. OPERATING SEGMENTS

  Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Expenses that are not reflected in the segments are $747,000 in 1999 and $755,000 in 1998 of general and administrative expenses. There are no intersegment revenues and expenses and all business is conducted in the United States.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  Presented below is the operating income of each operating segment.

                                                  Commercial
                                                  Properties Apartments  Total
                                                  ---------- ---------- -------
1999
Rents............................................  $10,639    $ 5,329   $15,968
Property operating expenses......................    4,394      2,374     6,768
                                                   -------    -------   -------
Operating income.................................  $ 6,245    $ 2,955   $ 9,200
                                                   =======    =======   =======
Depreciation.....................................  $ 2,111    $   612   $ 2,723
Interest.........................................    3,802      1,856     5,658
Real estate improvements.........................    2,199         --     2,199
Assets...........................................   56,566     29,976    86,542

Property Sales

                                                  Commercial
                                                  Properties             Total
                                                  ----------            -------
Sales price......................................  $ 3,200              $ 3,200
Cost of sale.....................................    2,710                2,710
                                                   -------              -------
Gain on sale.....................................  $   490              $   490
                                                   =======              =======
                                                  Commercial
                                                  Properties Apartments  Total
                                                  ---------- ---------- -------
1998
Rents............................................  $ 9,058    $ 5,268   $14,326
Property operating expenses......................    3,852      2,610     6,462
                                                   -------    -------   -------
Operating income.................................  $ 5,206    $ 2,658   $ 7,864
                                                   =======    =======   =======
Depreciation.....................................  $ 1,573    $   595   $ 2,168
Interest.........................................    3,898      1,858     5,756
Real estate improvements.........................    3,907         38     3,945
Assets...........................................   58,793     24,898    83,691

NOTE 13. QUARTERLY DATA

  The following is a tabulation of the Company's quarterly results of operations for the years 1999 and 1998 (unaudited).

                                                Three Months Ended
                                     ------------------------------------------
                                     March 31 June 30  September 30 December 31
                                     -------- -------  ------------ -----------
1999
Revenues............................  $3,735  $4,095      $4,209      $3,958
Expenses............................   4,008   4,102       4,280       3,958
                                      ------  ------      ------      ------
(Loss) from operations..............    (273)     (7)        (71)        --
Equity in income of partnerships....      52      39          28          29
Gain on sale of real estate.........     --      213         822         490
                                      ------  ------      ------      ------
Net income (loss)...................  $ (221) $  245      $  779      $  519
                                      ======  ======      ======      ======
Earnings per share
Net income (loss)                     $ (.14) $  .16      $  .51      $  .34
                                      ======  ======      ======      ======

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  In the second quarter of 1999, the Company recognized a gain on sale of real estate of $213,000, its share of the gain recognized by Tri-City, an equity partnership. In the third quarter of 1999, the Company recognized a gain on sale of real estate of $822,000, its share of the gain recognized by Tri-City. In the fourth quarter of 1999, the Company sold an office building, recognizing a gain of $490,000. See NOTE 2. "REAL ESTATE" and NOTE 3. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

                                               Three Months Ended
                                    ------------------------------------------
                                    March 31 June 30  September 30 December 31
                                    -------- -------  ------------ -----------
1998
Revenues...........................  $3,653  $3,662      $3,354      $3,829
Expenses...........................   3,755   3,778       3,898       4,039
                                     ------  ------      ------      ------
(Loss) from operations.............    (102)   (116)       (544)       (210)
Equity in income (loss) of
 partnerships.                           13      68         (12)         44
Gain on sale of real estate........     --      180         --          --
                                     ------  ------      ------      ------
Net income (loss)..................  $  (89) $  132      $ (556)     $ (166)
                                     ======  ======      ======      ======
Earnings per share
Net income (loss)..................  $ (.06) $  .09      $ (.37)     $ (.10)
                                     ======  ======      ======      ======

  In the second quarter of 1998, the Company recognized a gain on sale of real estate of $180,000, its share of the gain recognized by Tri-City, an equity partnership. See NOTE 3. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

NOTE 14. COMMITMENTS AND CONTINGENCIES

  Olive Litigation. In February 1990, the Company, together with National Income Realty Trust, Continental Mortgage and Equity Trust ("CMET") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement.

  On January 27, 1997, the parties entered into an Amendment to the Settlement effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provided for the settlement of all matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3,1997.

  The Olive Amendment provided, among other things, for the addition of four new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, TCI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations.

  The Olive Amendment also provided that IORI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with the Company, CMET and TCI, including, but not limited to, the fairness to the Company, CMET and TCI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998. Plaintiffs' counsel has asserted that the Board did not comply with the provision requiring such engagement and has requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

Amendment. A status conference on this matter was held on February 14, 2000. The Court has not entered any order.

  The provision of the Settlement and Olive Amendment terminated on April 28, 1999.

  Other Litigation. The Company is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

NOTE 15. SUBSEQUENT EVENTS

  In March 2000, the Company sold the 128 unit La Monte Park Apartments in Houston, Texas, for $5.0 million. The Company received net cash of $921,000 after paying off $3.9 million in mortgage debt and the payment of various closing costs. A gain will be recognized on the sale.

                                                                    SCHEDULE III

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                    Cost              Gross Amount
                               Initial Cost      Capitalized   Carried at End of Year(1)   Accumu-
                           -------------------- Subsequent to ----------------------------  lated    Date of
                   Encum-           Building &   Acquisition           Building &          Depreci- Construc-   Date
Property/Location  brances  Land   Improvements Improvements   Land   Improvements  Total   ation     tion    Acquired
-----------------  ------- ------- ------------ ------------- ------- ------------ ------- -------- --------- --------
                                                                  (dollars in thousands)
Properties Held
For Investment
Apartments
Eastpoint,
Mesquite, TX....   $ 3,269 $ 1,181   $ 2,749       $  465     $ 1,181   $ 3,214    $ 4,395  $1,471    1985     01/86
La Monte Park,
Houston, TX.....     3,833     784     3,137           53         784     3,190      3,974     225    1981     06/97
Meridian,
Midland, TX.....     2,992   1,138     4,552          --        1,138     4,552      5,690      10    1983     12/99
Renaissance
Parc, Dallas,
TX..............    12,313   3,274    13,095           50       3,279    13,140     16,419     861    1972     06/97
Treehouse, San
Antonio, TX.....     2,726     375     2,124          247         375     2,371      2,746     680    1975     09/89
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held
For Investment
Apartments
Eastpoint,
Mesquite, TX....    3-40 years
La Monte Park,
Houston, TX.....    5-40 years
Meridian,
Midland, TX.....      40 years
Renaissance
Parc, Dallas,
TX..............    5-40 years
Treehouse, San
Antonio, TX.....    5-40 years

Office Buildings
2010 Valley
View, Farmers
Branch, TX......     1,846     120       479        2,614         120     3,093      3,213     221    1998     09/97
5600 Mowry,
Newark, CA           4,202   1,263     5,054          647       1,263     5,701      6,964     414    1987     12/97
Akard Plaza,
Dallas, TX......     2,092     734     2,936          333         734     3,269      4,003     188    1984     12/97
Chuck Yeager,
Chantilly, VA...     2,341   1,080     4,321          672       1,080     4,993      6,073     449    1991     01/97
Daley Plaza, San
Diego, CA.......     6,824   1,502     6,008        1,115       1,502     7,123      8,625     847    1987     09/96
La Mesa Village,
La Mesa, CA.....     5,826   1,709     6,836          284       1,709     7,120      8,829     530    1991     05/97
Olympic, Los
Angeles, CA.....     4,406   1,264     5,055          481       1,264     5,536      6,800     574    1990     11/96
Saratoga,
Saratoga, CA....     6,962   2,577    10,306        1,170       2,583    11,470     14,053   2,841    1986     12/91
Westlake
Village,
Westlake
Village, CA.....     2,858     831     3,324          112         831     3,436      4,267     198    1982     11/97
                   ------- -------   -------       ------     -------   -------    -------  ------
                   $62,490 $17,832   $69,976       $8,243     $17,843   $78,208    $96,051  $9,509
                   ======= =======   =======       ======     =======   =======    =======  ======
Office Buildings
2010 Valley
View, Farmers
Branch, TX......    5-40 years
5600 Mowry,
Newark, CA          3-40 years
Akard Plaza,
Dallas, TX......    5-40 years
Chuck Yeager,
Chantilly, VA...    5-40 years
Daley Plaza, San
Diego, CA.......    2-40 years
La Mesa Village,
La Mesa, CA.....    5-40 years
Olympic, Los
Angeles, CA.....    5-40 years
Saratoga,
Saratoga, CA....    3-40 years
Westlake
Village,
Westlake
Village, CA.....    5-40 years

----
(1) The aggregate cost for Federal income tax purposes is $95.2 million.

                                                                    SCHEDULE III
                                                                     (Continued)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                       1999     1998     1997
                                                      -------  ------- --------
                                                       (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,................................ $91,070  $87,125 $ 60,551
  Additions
    Acquisitions and Improvements....................   7,890    3,945   49,905
  Deductions
    Sale of real estate..............................  (2,909)     --   (22,278)
    Sale of foreclosed property......................     --       --    (1,053)
                                                      -------  ------- --------
Balance at December 31, ............................. $96,051  $91,070 $ 87,125
                                                      =======  ======= ========
Reconciliation of Accumulated Depreciation
Balance at January 1,................................ $ 7,379  $ 5,211 $  7,235
  Additions
    Depreciation.....................................   2,723    2,168    1,615
  Deductions
    Sale of real estate..............................    (593)     --    (3,619)
    Sale of foreclosed property......................     --       --       (20)
                                                      -------  ------- --------
Balance at December 31, ............................. $ 9,509  $ 7,379 $  5,211
                                                      =======  ======= ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                               ----------------

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

  The affairs of Income Opportunity Realty Investors, Inc. ("IORI") are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

  The Directors of IORI are listed below, together with their ages, terms of service, all positions and offices with IORI or its advisor, Basic Capital Management, Inc. ("BCM"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Director, means that the Director is an officer, director or employee of BCM or an officer of IORI. The designation "Independent" when used below with respect to a Director, means that the Director is neither an officer of IORI nor a director, officer or employee of BCM, although IORI may have certain business or professional relationships with the Director as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

  TED P. STOKELY: Age 66, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

    General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) and paid consultant (April 1992 to December
  1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; and Director (since April 1990) and Chairman of the Board (since January 1995) of Transcontinental Realty Investors, Inc. ("TCI").

  RICHARD W. DOUGLAS: Age 52, Director (Independent) (since January 1998).

    Executive Vice President (since February 1999) of The Staubach Company; President (1991 to 1999) of Dallas Chamber of Commerce; President (1988 to
  1991) of North Texas Commission; President (1978 to 1981) of Las Colinas Corporation and Southland Investment Properties, both affiliates of Southland Financial Corporation; and Director (since January 1998) of TCI.

  LARRY E. HARLEY: Age 59, Director (Independent) (since January 1998).

    President (1993 to 1997) and Executive Vice President (1992 to 1993) of U.S. Operations, Executive Vice President (1989 to 1992) and Senior Vice President (1986 to 1989) of Distribution Operations, Director of Marketing (1984 to 1986), and Manager of North Central Distribution Center (1974 to
  1984) of Mary Kay Cosmetics; and Director (since January 1998) of TCI.

  R. DOUGLAS LEONHARD: Age 63, Director (Independent) (since January 1998).

    Director (since November 1998) and Chairman (since October 1999) of Optel, Inc.; Senior Vice President (1986 to 1997) of LaCantera Development Company, a wholly-owned subsidiary of USAA; Senior Vice President (1980 to
  1985) of The Woodlands Development Corporation; Vice President and Houston Projects Manager (1973 to 1979) of Friendswood Development Company; Manager in various capacities (1960 to 1973) of Exxon Corp.; and Director (since January 1998) of TCI.

  MURRAY SHAW: Age 68, Director (Independent) (since February 1998).

    Chairman of the Board of Regents (since 1997) of Stephen F. Austin University; Vice President (1967 to 1996) of Tracor, Inc.; and Director (since February 1998) of TCI.

  MARTIN L. WHITE: Age 60, Director (Independent) (since January 1995).

    Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; and Director (since January 1995) of TCI.

  EDWARD G. ZAMPA: Age 65, Director (Independent) (since January 1995).

    General Partner (since 1976) of Edward G. Zampa and Company; and Director (since January 1995) of TCI.

Board Committees

  Board of Directors held seven meetings during 1999. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

  The Board of Directors has an Audit Committee, the function of which is to review IORI's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Leonhard and White. The Audit Committee met twice during 1999.

  The Board of Directors has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Board on the services provided by BCM and its affiliates and the terms of any engagement or compensation of BCM or its affiliates. The Relationship with Advisor Committee did not meet in 1999. The Board Development Committee reviews and reports to the Board on the membership, compensation and functions of the Board of Directors. The current member of the Board Development Committee is Mr. White. The Board Development Committee did not meet in 1999.

  The Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

  The following persons currently serve as executive officers of IORI: Karl L. Blaha, President; Bruce A. Endendyk, Executive Vice President; Thomas A. Holland, Executive Vice President and Chief Financial Officer; Steven K. Johnson, Executive Vice President--Residential Asset Management and David W. Starowicz, Executive Vice President--Commercial Asset Management. Their positions with IORI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with IORI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

  KARL L. BLAHA: Age 52, President (since September 1999); Executive Vice President--Commercial Asset Management (July 1997 to September 1999); and Executive Vice President and Director of Commercial Management (April 1992 to August 1995).

    President (since September 1999), Executive Vice President-Commercial Asset Management (July 1997 to September 1999) and Executive Vice President and Director of Commercial Management (April

  1992 to August 1995) of BCM and TCI; Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of American Realty Trust, Inc. ("ART"); Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM; President and Director (since 1996) of First Equity; President (since August 1999), Executive Vice President (January 1998 to August 1999) and Director (since December 1998) of NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART and general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP.

  BRUCE A. ENDENDYK: Age 51, Executive Vice President (since January 1995).

    President (since November 1999) of Regis Realty, Inc. ("Regis") and (January 1995 to November 1999) of Carmel Realty; Executive Vice President (since January 1995) of BCM, ART and TCI, and (since January 1998) of NMC; and Management Consultant (November 1990 to December 1994).

  THOMAS A. HOLLAND: Age 57, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (February 1997 to June 1999) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

    Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August
  1995) of BCM, ART and TCI; Executive Vice President and Chief Financial Officer (since January 1998) of NMC; and Secretary (February 1997 to June
  1999) of TCI.

  STEVEN K. JOHNSON: Age 42, Executive Vice President--Residential Asset Management (since August 1998) and Vice President (August 1990 to August
1991).

    Executive Vice President--Residential Asset Management (since August
  1998) and Vice President (August 1990 to August 1991) of BCM, ART and TCI; Executive Vice President--Residential Asset Management (since August 1998) of NMC; Chief Operating Officer (January 1993 to August 1998) of Garden Capital, Inc.; and Executive Vice President (December 1994 to August 1998) of Garden Capital Management, Inc.

  DAVID W. STAROWICZ: Age 44, Executive Vice President--Commercial Asset Management (since September 1999) and Vice President (May 1992 to September
1999).

    Executive Vice President--Commercial Asset Management (since September
  1999), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of BCM, ART and TCI.

Officers

  Although not an executive officer, Robert A. Waldman currently serves as Senior Vice President, Secretary and General Counsel. His position with IORI is not subject to a vote of stockholders. His age, term of service, all positions and offices with IORI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below.

  ROBERT A. WALDMAN: Age 47, Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999).

    Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999 ) of TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

  In addition to the foregoing officers, IORI has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, IORI's Directors, executive officers, and any persons holding more than ten percent of IORI's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and IORI is required to report any failure to file by these dates during 1999. All of these filing requirements were satisfied by IORI's Directors and executive officers and ten percent holders. In making these statements, IORI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

  Although the Board of Directors is directly responsible for managing the affairs of IORI and for setting the policies which guide it, day-to-day operations are performed by a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources. The advisor also serves as a consultant to the Board in connection with the business plan and investment decisions made by the Board.

  BCM has served as IORI's advisor since March 1989. BCM is a company of which Messrs. Blaha, Endendyk, Holland, Johnson and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services.

  At the annual meeting of stockholders held on October 12, 1999, stockholders approved the renewal of the Advisory Agreement with BCM through the next annual meeting of stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders, but do require Board approval.

  Under the Advisory Agreement, BCM is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity, and other investments. BCM is required to report quarterly to the Board on IORI's performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to BCM by the Board.

  The Advisory Agreement also requires prior approval of the Board for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that BCM shall be deemed to be in a fiduciary relationship to the stockholders; contains a broad standard governing BCMs liability for losses by IORI; and contains guidelines for BCMs allocation of investment opportunities as among itself, IORI and other entities it advises.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of IORI and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of IORI's net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by IORI during the fiscal year exceeds the sum of: (1) the cost of each property as originally recorded in IORI's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate. However, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment, including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

  Additionally, pursuant to the Advisory Agreement, BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (2) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay IORI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IORI. However, the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (1) 2% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

  The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan equal to the lesser of (1) 1% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by IORI.

  Under the Advisory Agreement, BCM or an affiliate of BCM also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances. However, no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Board of Directors. No fee shall be paid on loan extensions.

  Under the Advisory Agreement, BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to IORI.

  Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by BCM if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of IORI during the fiscal year. The effect of this limitation was to require that BCM refund $289,000 of the 1999 annual advisory fee.

  Additionally, if management were to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under Property Management, IORI has hired Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, to provide management for IORI's properties and, as discussed below, under Real Estate Brokerage IORI has engaged Regis, also an affiliate of BCM, on a non-exclusive basis to provide brokerage services for IORI.

  BCM may only assign the Advisory Agreement with the prior consent of IORI.

  The directors and principal officers of BCM are set forth below.

   Mickey N. Phillips:     Director

   Ryan T. Phillips:       Director

   Carey M. Portman:       Director and Vice President

   Karl L. Blaha:          President

   Bruce A. Endendyk:      Executive Vice President

   Thomas A. Holland:      Executive Vice President and Chief Financial Officer

                           Executive Vice President--Residential Asset
   Steven K. Johnson:      Management

   A. Cal Rossi, Jr.:      Executive Vice President

                           Executive Vice President--Commercial Asset
   David W. Starowicz:     Management

   Cooper B. Stuart:       Executive Vice President

   Clifford C. Towns, Jr.: Executive Vice President--Finance

   Dan S. Allred:          Senior Vice President--Land Development

   Michael E. Bogel:       Senior Vice President--Projects Manager

   James D. Canon, III:    Senior Vice President--Portfolio Management

   Robert A. Waldman:      Senior Vice President, Secretary and General Counsel

  Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services.

Property Management

  Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to IORI at various rates. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. (Syntek West), a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of IORI's nine office buildings and the two commercial properties owned by real estate partnerships in which IORI and TCI are partners to Regis which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

Real Estate Brokerage

  Since December 1, 1992, affiliates of BCM have provided real estate brokerage services to IORI. Currently, Regis provides such real estate brokerage services on a non-exclusive basis. Regis is entitled to receive a real estate brokerage commission for property acquisitions and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% would be paid to Regis or affiliates,
(2) maximum fee of 3.5% on transaction amounts between $2.0--$5.0 million of which no more than 3% would be paid to Regis or affiliates, (3) maximum fee of 2.5% on transaction amounts between $5.0--$10.0 million of which no more than 2% would be paid to Regis or affiliates, and (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Regis or affiliates.

ITEM 11. EXECUTIVE COMPENSATION

  IORI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of IORI, who are also officers or employees of BCM, IORI's advisor, are compensated by BCM. Such executive officers perform a variety of services for BCM and the amount of their compensation is determined solely by BCM. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of the compensation payable to BCM.

  The only remuneration paid by IORI is to the Directors who are not officers or directors of BCM or its affiliated companies. The Independent Directors (1) review the business plan of IORI to determine that it is in the best interest of the stockholders, (2) review the advisory contract, (3) supervise the performance of IORI's advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) reviews the reasonableness of the total fees and expenses of IORI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

  Each Independent Director receives compensation in the amount of $15,000 per year, plus reimbursement for expenses. The Chairman of the Board receives an additional fee of $1,500 per year. In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to IORI outside of his ordinary duties as Director, plus reimbursement of expenses.

  During 1999, $106,500 was paid to the Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 1999 through December 31, 1999, and 1999 special service fees, were as follows: Richard W. Douglas, $15,000; Larry E. Harley, $15,000;
R. Douglas Leonhard, $15,000, Murray Shaw, $15,000; Ted P. Stokely, $16,500; Martin L. White, $15,000; and Edward G. Zampa, $15,000.

Performance Graph

The following performance graph compares the cumulative total stockholder return on IORI's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1994 in IORI's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.
[PERFORMANCE GRAPH]


                                        1994   1995   1996   1997   1998   1999
                                       ------ ------ ------ ------ ------ ------
  IORI................................ 100.00 103.30 120.41 129.95  80.01  72.04
  S&P 500 Index....................... 100.00 137.58 169.17 225.60 290.08 351.12
  REIT Index.......................... 100.00 115.27 155.93 187.52 154.70 147.55

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for those persons or entities known by IORI to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 3, 2000.

                                                    Amount and Nature
                                                      of Beneficial   Percent of
   Name and Address of Beneficial Owner                 Ownership     Class(/1/)
   ------------------------------------             ----------------- ----------
   American Realty Trust, Inc. ....................      472,958         30.9%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

   Transcontinental Realty Investors, Inc. ........      345,728         22.6%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

   Basic Capital Management, Inc. .................      118,737          7.8%
   10670 N. Central Expressway
   Suite 300
   Dallas, TX 75231

  --------
  (1) Percentages are based upon 1,530,500 shares of Common Stock outstanding at March 3, 2000.

  Security Ownership of Management. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of IORI as of the close of business on March 3, 2000.

                           Amount and Nature
   Name of Beneficial        of Beneficial        Percent of
   Owner                       Ownership          Class(/1/)
   ------------------      -----------------      ----------
   All Directors and
    Executive Officers as
    a group (12
    individuals)..........      938,423(/2/)(/3/)    61.3%

  --------
  (1) Percentage is based upon 1,530,500 shares of Common Stock outstanding at March 3, 2000.
  (2) Includes 345,728 shares owned by TCI of which the Directors may be deemed to be beneficial owners by virtue of their positions as directors of TCI and 472,958 shares owned by ART and 118,737 shares owned by BCM, of which the executive officers of IORI may be deemed to be beneficial owners by virtue of their positions as executive officers of ART and BCM. The Directors and executive officers disclaim beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.
  (3) Includes 1,000 shares owned by Richard W. Douglas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

  In February 1989, the Board of Directors voted to retain BCM as IORI's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM is a company of which Messrs. Blaha, Endendyk, Holland, Johnson and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services.

  Since February 1, 1991, affiliates of BCM have provided property management services to IORI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of IORI's nine office buildings and two commercial properties owned by real estate partnerships in which IORI and TCI are partners to Regis which is a company owned by Syntek West.

  Since December 1, 1992, affiliates of BCM have provided brokerage services, on a non-exclusive basis, for IORI and received brokerage commissions in accordance with the brokerage agreement. Currently, Regis performs such brokerage services. Regis is a company owned by Syntek West.

  The Directors and officers of IORI also serve as directors and officers of TCI. The Directors owe fiduciary duties to TCI as well as to IORI under applicable law. TCI has the same relationship with BCM as IORI. BCM also serves as advisor to ART. Messrs. Blaha, Endendyk, Holland, Johnson and Starowicz serve as executive officers of ART and NMC. NMC, a wholly-owned subsidiary of ART, is the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis.

  From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid consultant and since January 1993 as a part-time unpaid consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from Syntek West, a company owned by Gene E. Phillips. Eldercare filed for bankruptcy protection in May 1995 and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Bankruptcy Court.

Related Party Transactions

  Historically, IORI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI as could have been obtained from unrelated third parties.

  As more fully described in ITEM 2. "PROPERTIES--Real Estate," IORI is a partner with TCI in the Tri-City Limited Partnership, Nakash Income Associates and TCI Eton Square, L.P.

  In September 1999, IORI invested $384,000 for a 10% limited partner interest in Eton Square, L.P., which purchased the 222,654 sq. ft. Eton Square Building in Tulsa, Oklahoma, for $14.0 million, paying $3.6 million in cash and obtaining mortgage financing of $10.5 million. IORI uses the equity method to account for its investment in Eton Square. TCI owns a 90% general partner interest in Eton Square.

  In 1999, IORI paid BCM and its affiliates $388,000 in advisory and net income fees, $337,000 in brokerage commissions, $78,000 in mortgage brokerage and equity refinancing fees, and $618,000 in property management and construction supervision fees (net of property management fees paid to subcontractors, other than Regis). In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $260,000.

Restrictions on Related Party Transactions

  Article FOURTEENTH of IORI's Articles of Incorporation provides that IORI shall not, directly or indirectly, contract or engage in any transaction with
(1) any director, officer or employee of IORI, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by IORI's Board of Directors or the appropriate committee thereof and (b) IORI's Board of Directors or committee thereof determines that such contract or transaction is fair to IORI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of IORI entitled to vote thereon.

  Article FOURTEENTH defines an "Independent Director" as one who is neither an officer or employee of IORI, nor a director, officer or employee of IORI's advisor.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets--December 31, 1999 and 1998

      Consolidated Statements of Operations--Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997

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

        10.0   Advisory Agreement dated as of October 15, 1998, between Income
               Opportunity Realty Investors, Inc. and Basic Capital Management,
               Inc., (incorporated by reference to Exhibit 10.0 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).


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

                                          Income Opportunity Realty Investors,
                                          Inc.

                                                   /s/ Karl L. Blaha
                                          By: _________________________________
                                                       Karl L. Blaha
                                                         President

Dated: March 15, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ted P. Stokely             Chairman of the Board and    March 15, 2000
______________________________________  Director
            Ted P. Stokely

      /s/ Richard W. Douglas           Director                     March 15, 2000
______________________________________
          Richard W. Douglas

       /s/ Larry E. Harley             Director                     March 15, 2000
______________________________________
           Larry E. Harley

     /s/ R. Douglas Leonhard           Director                     March 15, 2000
______________________________________
         R. Douglas Leonhard

         /s/ Murray Shaw               Director                     March 15, 2000
______________________________________
             Murray Shaw

       /s/ Martin L. White             Director                     March 15, 2000
______________________________________
           Martin L. White

       /s/ Edward G. Zampa             Director                     March 15, 2000
______________________________________
           Edward G. Zampa

      /s/ Thomas A. Holland            Executive Vice President     March 15, 2000
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1999

       Exhibit
       Number        Description         Page
       -------       -----------         ----
        27.0   Financial Data Schedule   64
