Form 10-Q
period 2000-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2000-05-15
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000
                                                            --------------

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
                                        ---      ---



Common Stock, $.01 par value                          1,531,673
----------------------------              --------------------------------
         (Class)                           (Outstanding at April 28, 2000)

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. ("IORI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the IORI's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2000            1999
                                                    -----------   --------------
                                                       (dollars in thousands,
                                                          except per share)
                    Assets
                    ------

Real estate held for investment, net of
 accumulated depreciation ($9,980 in 2000 and
 $9,509 in 1999)....................................   $ 82,314      $ 86,542

Investment in partnerships..........................        105           907
Cash and cash equivalents...........................      1,731           722
Other assets (including $421 in 2000 and $107 in
 1999 from affiliates)..............................      2,980         3,014
                                                       --------      --------
                                                       $ 87,130      $ 91,185
                                                       ========      ========

           Liabilities and Stockholders' Equity
           ------------------------------------
Liabilities
Notes and interest payable..........................   $ 58,809      $ 62,852
Other liabilities (including $359 in 2000 and
 $721 in 1999 to affiliates)........................      3,960         4,342
                                                       --------      --------
                                                         62,769        67,194

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
 authorized, 10,000,000 shares; issued and
 outstanding, 1,530,500 shares in 2000 and
 1,528,908 in 1999..................................         15            15
Paid-in capital.....................................     64,882        64,874
Accumulated distributions in excess of accumulated
 earnings...........................................    (40,536)      (40,898)
                                                       --------      --------
                                                         24,361        23,991
                                                       --------      --------
                                                       $ 87,130      $ 91,185
                                                       ========      ========


The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   For the Three Months
                                                      Ended March 31,
                                                -------------------------
                                                    2000          1999
                                                -----------    ----------
                                                  (dollars in thousands,
                                                     except per share)

Property revenue
 Rents.....................................       $    4,115    $  3,728

Property expense
  Property operations......................            1,848       1,672
                                                  ----------  ----------
   Operating income........................            2,267       2,056

Other income
 Interest..................................                7           7
  Equity in income/(loss) of partnerships..              (46)         52
  Gain on sale of real estate..............              903       --
                                                  ----------  ----------
                                                         864          59

Other expense
 Interest..................................            1,415       1,371
 Depreciation..............................              711         643
 Advisory fee to affiliate.................              167         166
  Net income fee to affiliate..............               48       --
 General and administrative................              198         156
                                                  ----------  ----------
                                                       2,539       2,336
                                                  ----------  ----------

Net income (loss)..........................       $      592  $     (221)
                                                  ==========  ==========

Earnings Per Share

    Net income (loss)......................       $      .39  $     (.14)
                                                  ==========  ==========

Weighted average Common shares used in computing
    earnings per share.....................        1,530,413   1,526,043
                                                  ==========  ==========



The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2000


                                                                          Accumulated
                                                                          Distributions
                                        Common Stock                      in Excess of
                                     ------------------     Paid-In       Accumulated     Stockholders'
                                     Shares     Amount      Capital        Earnings          Equity
                                   ----------  --------    ----------    --------------   -------------
                                                       (dollars in thousands, except per share)
Balance, January 1, 2000..          1,528,908   $  15       $  64,874    $  (40,898)       $  23,991

Sale of Common Stock under
  dividend reinvestment
  plan....................              1,592     -                 8           -                  8

Dividends ($.15 per share)                -       -               -            (230)            (230)

Net income................                -       -               -             592              592
                                    ---------   -----       ---------    ----------        ---------

Balance, March 31, 2000...          1,530,500   $  15       $  64,882    $  (40,536)       $  24,361
                                    =========   =====       =========    ==========        =========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Three Months
                                                       Ended March 31,
                                                   ------------------------
                                                     2000            1999
                                                   -------          -------
                                                     (dollars in thousands)

Cash Flows from Operating Activities
 Rents collected......................................  $ 4,047  $ 3,862
 Payments for property operations.....................   (1,840)  (2,079)
 Interest collected...................................        7        7
 Interest paid........................................   (1,358)  (1,330)
 Advisory fee (to)/refunded from affiliate............     (169)     167
 General and administrative expenses paid.............     (202)    (170)
   Distributions from equity partnership's operating
    cash flow.........................................       25       93
 Other................................................      242      431
                                                        -------  -------

  Net cash provided by operating activities...........      752      981


Cash Flows from Investing Activities
   Funding of equity partnerships.....................       (8)      (1)
 Real estate improvements.............................     (488)    (866)
   Proceeds from sale of real estate..................      906        -
                                                        -------  -------

  Net cash provided by (used in) investing
     activities.......................................      410     (867)


Cash Flows from Financing Activities
 Payments on notes payable............................     (215)    (236)
   Deferred financing costs...........................        -      (37)
   Distributions from equity partnerships' financing
    cash flow.........................................      739       --
   Sale of Common Stock under dividend reinvestment
    plan..............................................        8       --
   Dividends to stockholders..........................     (230)    (225)
   Advances from/payments (to) advisor................     (455)     486
                                                        -------  -------
  Net cash (used in) financing activities.............     (153)     (12)

Net increase in cash and cash equivalents.............    1,009      102

Cash and cash equivalents, beginning of period........      722      103
                                                        -------  -------

Cash and cash equivalents, end of period..............  $ 1,731  $   205
                                                        =======  =======


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                       For the Three Months
                                                          Ended March 31,
                                                     -------------------------
                                                         2000           1999
                                                     -----------     ---------
                                                      (dollars in thousands)

Reconciliation of net income (loss) to net cash
 provided by operating activities
Net income (loss)....................................  $    592     $ (221)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities
  Depreciation and amortization......................       737        698
  Gain on sale of real estate........................      (903)      --
  Equity in (income)/loss of partnerships............        46        (52)
  Distributions from equity partnership's operating
   cash flow.........................................        25         93
 Decrease in other assets............................       443        875
 Increase (decrease) in interest payable.............        31        (14)
 (Decrease) in other liabilities.....................      (219)      (398)
                                                       --------   --------

Net cash provided by operating activities............  $    752   $    981
                                                       ========   ========


Schedule of noncash investing and financing activities

  Notes payable assumed by buyer on sale of
    real estate......................................  $ (3,829)  $  --


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

Certain balances for 1999 have been reclassified to conform to the 2000 presentation.

NOTE 2. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES
--------------------------------------------------------

IORI owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City"), which owns the 70,275 sq. ft. Chelsea Square Shopping Center in Houston, Texas. In February 2000, Tri-City obtained mortgage financing of $2.1 million secured by the previously unencumbered shopping center. Tri-City received net cash of $2.0 million after the funding of required escrows and the payment of various closing costs. The mortgage bears interest at a fixed rate of 10.24% per annum until February 2001 and thereafter at a variable rate, requires monthly payments of principal and interest of $20,601 and matures in February 2005. IORI received a distribution of $739,000 of the net cash.

NOTE 3. REAL ESTATE
-------------------

In March 2000, IORI sold the 128 unit La Monte Park Apartments in Houston, Texas, for $5.0 million, receiving net cash of $1.1 million after the payment of various closing costs. The purchaser assumed the $3.8 million mortgage secured by the property. A gain of $903,000 was recognized on the sale.

NOTE 4. OPERATING SEGMENTS
--------------------------

Significant differences among the accounting policies of IORI's operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Expenses that are not reflected in the segments are $198,000 and $156,000 of general and administrative expenses for the three months ended March 31, 2000 and 1999, respectively. Excluded from operating segment assets are assets of $4.8 million at March 31, 2000, and $4.2 million at March 31, 1999,

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4. OPERATING SEGMENTS (Continued)
--------------------------

which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three months ended March 31, and each segment's assets at March 31.


                                 Commercial
2000                             Properties     Apartments   Total
                                 ----------     ----------  -------
  Rents........................  $    2,589     $    1,526  $ 4,115
  Property operations..........       1,007            841    1,848
                                 ----------     ----------  -------
  Segment operating income.....  $    1,582     $      685  $ 2,267
                                 ==========     ==========  =======

  Depreciation.................  $      545     $      166  $   711
  Interest.....................         919            496    1,415
  Real estate improvements.....         488           --        488
  Assets.......................      56,238         26,076   82,314

Property sales:                                 Apartments   Total
                                                ----------  -------
  Sales price.................................  $    5,000  $ 5,000
  Cost of sale................................       4,097    4,097
                                                ----------  -------
  Gain on sale................................  $      903  $   903
                                                ==========  =======

                                 Commercial
1999                             Properties     Apartments   Total
                                 ----------     ----------  --------
  Rents.......................   $    2,422     $    1,306  $ 3,728
  Property operations.........        1,064            608    1,672
                                 ----------     ----------  -------
  Segment operating income....   $    1,358     $      698  $ 2,056
                                 ==========     ==========  =======

  Depreciation................   $      490     $      153  $   643
  Interest....................          928            443    1,371
  Real estate improvements....          866           --        866
  Assets......................       59,169         24,745   83,914


NOTE 5.    COMMITMENTS AND CONTINGENCIES
----------------------------------------

IORI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on IORI's financial condition, results of operations or liquidity.

NOTE 6. SUBSEQUENT EVENTS
-------------------------

In April 2000, IORI purchased, in separate transactions, Etheridge and Fambrough land, 75.1 acre and 75.0 acre parcels of unimproved land in Collin County, Texas, for $1.9 million each. IORI paid $545,000 in cash and obtained seller financing of the remaining $1.4 million of each of the purchase prices. The seller financing bears interest at 10.0% per annum, requires quarterly interest only payments, principal paydowns of $125,000 each in October 2000 and January 2001 and matures in April 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Introduction
------------

IORI invests in equity interests in real estate through direct equity ownership and partnerships and has invested in mortgage loans on real estate. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2000, were $1.7 million, compared with $722,000 at December 31, 1999. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings, partnership distributions and, to the extent necessary, advances from its advisor.

IORI's cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $2.2 million in the three months ended March 31, 2000, from $1.8 million in 1999. The increase was primarily due to the acquisition of the Meridian Apartments in 1999 as well as an increase in rental rates and a decrease in vacancies at IORI's apartment and commercial properties.

General and administrative expenses paid of $202,000 in the three months ended March 31, 2000, approximated the $170,000 in 1999.

Distributions from equity partnership's operating cash flow were $25,000 for the three months ended March 31, 2000, compared to $93,000 in 1999.

Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of IORI exceed certain limits specified in the advisory agreement. IORI did not receive the refund of $289,000 of its 1999 advisory fee until April 2000. In 1999, IORI received the refund of $167,000 of its 1998 advisory fee in March 1999.

Other cash from operating activities decreased to $242,000 for the three months ended March 31, 2000, from $431,000 in 1999.

In the first quarter of 2000, IORI received distributions from an equity partnerships' financing cash flow of $739,000.

In the first quarter of 2000, IORI paid dividends of $.15 per share or a total of $230,000, and 1,592 shares of Common Stock were sold through the dividend reinvestment program for a total of $8,000.

In March 2000, IORI sold the 128 unit La Monte Park Apartments in Houston, Texas, for $5.0 million, receiving net cash of $1.1 million after the payment of various closing costs. The purchaser assumed the $3.8 million mortgage secured by the property.

In April 2000, IORI purchased, in separate transactions, Etheridge and Fambrough land, 75.1 acre and 75.0 acre parcels of unimproved land in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Collin County, Texas, for $1.9 million each. IORI paid $545,000 in cash and obtained seller financing of the remaining $1.4 million of each of the purchase prices.

Management reviews the carrying values of IORI's properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property visits to selected properties in the area and a review of the following: (1) the property's current rents compared to market rents,
(2) the property's expenses, (3) the property's maintenance requirements, and
(4) the property's cash flows.

Results of Operations
---------------------

For the three months ended March 31, 2000, IORI had net income of $592,000, including gains on the sale of real estate of $903,000, as compared to a net loss of $221,000 for the three months ended March 31, 1999. Fluctuations in components of revenue and expense between the 1999 and 2000 periods are discussed below.

Rents in the three months ended March 31, 2000, increased to $4.1 million from $3.7 million in 1999. The increase in rents was primarily due to the acquisition of the Meridian Apartments in 1999, as well as an increase in rental rates and a decrease in vacancies at IORI's other apartment and commercial properties. Rents for the remainder of 2000 are expected to decline as IORI selectively sells properties.

Property operations expense of $1.8 million in the three months ended March 31, 2000, approximated the $1.7 million in 1999. Property operations expenses are expected to decline as IORI selectively sells properties.

Interest income was constant at $7,000 in the three months ended March 31, 2000, and 1999. Interest income for the remainder of 2000 is expected to be insignificant.

Interest expense was constant at $1.4 million in the three months ended March 31, 2000 and 1999. Interest expense for the remaining quarters of 2000 is expected to decline as IORI selectively sells properties.

Depreciation expense increased to $711,000 in the three months ended March 31, 2000, from $643,000 in 1999. The increase was due to increased depreciation of capital and tenant improvements at IORI's commercial properties as well as the acquisition of the Meridian Apartments in 1999. Depreciation expense is expected to decline as IORI selectively sells properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------


Results of Operations (Continued)
---------------------

Advisory fee expense of $167,000 in the three months ended March 31, 2000, approximated $166,000 in 1999. IORI's gross assets are the basis for such fee. Advisory fee expense is expected to decline as IORI selectively sells properties.

General and administrative expense increased to $198,000 in the three months ended March 31, 2000, from $156,000 in 1999. The increase is due to an increase in legal and accounting and reporting fees as well as an increase in insurance expense. General and administrative expense for the remaining quarters of 2000 is expected to approximate that of the first quarter of 2000.

Tax Matters
-----------

As more fully discussed in IORI's 1999 Form 10-K, IORI has elected and, in management's opinion, qualified, to be taxed as a real estate investment trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, IORI is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to shareholders.

Inflation
---------

The effects of inflation on IORI's operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings, as well as the cost of variable interest rate debt, will be affected.

Environmental Matters
---------------------

Under various federal, state and local environmental laws, ordinances and regulations, IORI may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery for personal injury associated with such materials.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Environmental Matters (Continued)
---------------------

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on IORI's business, assets or results of operations.

Year 2000
---------

Even though January 1, 2000, has passed, and no adverse impact from the transition to the year 2000 has been experienced, no assurance can be provided that IORI's suppliers and tenants have not been affected in a manner that is not yet apparent. As a result, management will continue to monitor IORI's year 2000 compliance and the year 2000 compliance of IORI's suppliers and tenants.

                     -------------------------------------


                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------


Olive Litigation. In February 1990, IORI, together with Continental Mortgage and Equity Trust ("CMET"), National Income Realty Trust and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the Court granted final approval of the terms of the Settlement.

On January 27, 1997, the parties entered into an Amendment to the Settlement effective January 9, 1997 (the "Olive Amendment"). The Olive Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provided that IORI's Board of Directors retain a management/compensation consultant or consultants to evaluate the fairness of IORI's advisory contract with Basic Capital Management, Inc. and any contract of its affiliates with TCI, CMET and IORI, including, but no limited to, the fairness to TCI, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court

-------------------------


exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive Amendment. Although several status conferences have been held on this matter, there has been no Court order resolving whether there was any breach of the Olive Amendment.

In January 2000, the Board engaged another management/compensation consultant to perform the required evaluation again. This evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the Olive Amendment has been fully remedied by the Board's engagement of the second consultant.

The provisions of the Settlement and Olive Amendment terminated on April 28, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


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



                                  INCOME OPPORTUNITY REALTY INVESTORS,
                                  INC.



Date:      May 15, 2000           By:  /s/ Karl L. Blaha
     ------------------------        ----------------------------------
                                     Karl L. Blaha
                                     President



Date:      May 15, 2000           By:  /s/ Thomas A. Holland
     ------------------------        ----------------------------------
                                     Thomas A. Holland
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months Ended March 31, 2000



Exhibit                                                             Page
Number                          Description                        Number
-------         ------------------------------------------------   ------

 27.0           Financial Data Schedule.