Form 10-Q
period 2000-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2000-08-14
CIK 949961

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000
                                                            -------------



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
                                        ---      ---



Common Stock, $.01 par value                              1,518,200
----------------------------                   --------------------------------
         (Class)                                (Outstanding at July 31, 2000)

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. ("IORI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the IORI's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated have been included.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,   December 31,
                                                        2000        1999
                                                     ---------   ------------
                                                      (dollars in thousands,
                                                         except per share)
                      Assets
                      ------
Real estate held for investment, net of
 accumulated depreciation ($5,978 in 2000 and
 $9,509 in 1999).................................... $  67,950     $  86,542

Investment in partnerships..........................        82           907
Cash and cash equivalents...........................    18,297           722
Other assets (including $1,400 in 2000 and $107
 in 1999 from affiliates)...........................     3,252         3,014
                                                     ---------     ---------
                                                     $  89,581     $  91,185
                                                     =========     =========

        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities
Notes and interest payable.......................... $  48,559     $  62,852
Other liabilities (including $13 in 2000 and
 $721 in 1999 to affiliates)........................     2,481         4,342
                                                     ---------     ---------
                                                        51,040        67,194
Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value;
 authorized, 10,000,000 shares; issued and
 outstanding, 1,530,500 shares in 2000 and
 1,528,908 in 1999..................................        15            15
Paid-in capital.....................................    64,882        64,874
Accumulated distributions in excess of accumulated
 earnings...........................................   (26,321)      (40,898)
Treasury stock at cost, 6,000 shares in 2000........       (35)           --
                                                     ---------     ---------
                                                        38,541        23,991
                                                     ---------     ---------
                                                     $  89,581     $  91,185
                                                     =========     =========


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For the Three Months         For the Six Months
                                                             Ended June 30,              Ended June 30,
                                                       -----------------------     -----------------------
                                                          2000          1999          2000          1999
                                                       ---------     ---------     ---------     ---------
                                                             (dollars in thousands, except per share)
Property revenue
 Rents...........................................      $   3,623     $   4,089     $   7,738     $   7,817

Property expense
  Property operations............................          1,771         1,621         3,619         3,293
                                                       ---------     ---------     ---------     ---------
   Operating income..............................          1,852         2,468         4,119         4,524

Other income
 Interest........................................             91             6            98            13
  Equity in income/(loss) of
   partnerships..................................            (23)          253           (69)           305
  Gain on sale of real estate....................         16,119            --        17,022            --
                                                       ---------     ---------     ---------     ---------
                                                          16,187           259        17,051           318
Other expense
 Interest........................................          1,356         1,464         2,771         2,835
 Depreciation....................................            613           675         1,324         1,318
 Advisory fee to affiliate.......................            168           166           335           332
 Net income fee to affiliate.....................          1,171             2         1,219             2
 General and administrative......................            289           173           487           329
                                                       ---------     ---------     ---------     ---------
                                                           3,597         2,480         6,136         4,816
                                                       ---------     ---------     ---------     ---------

Net income......................................       $  14,442     $     247     $  15,034     $      26
                                                       =========     =========     =========     =========
Earnings Per Share

  Net income....................................       $    9.43     $     .16     $    9.82     $     .02
                                                       =========     =========     =========     =========
Weighted average Common shares
  used in computing earnings
  per share.....................................       1,530,345     1,526,785     1,530,379     1,526,416
                                                       =========     =========     =========     =========


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Six Months Ended June 30, 2000



                                                                                              Accumulated
                                                                                             Distributions
                                              Common Stock                                    in Excess of
                                          -------------------     Treasury      Paid-In       Accumulated       Stockholders'
                                           Shares      Amount       Stock       Capital         Earnings           Equity
                                          ---------    ------     --------     ---------     -------------      ------------
                                                                (dollars in thousands, except per share)
Balance, January 1, 2000...............   1,528,908    $   15     $    --      $  64,874     $     (40,898)     $     23,991

Sale of Common Stock under
 dividend reinvestment
 plan..................................       1,592       --           --              8               --                  8

Repurchase 6,000 shares of
 Common Stock..........................         --        --           (35)          --                --                (35)

Dividends ($.30 per share).............         --        --           --            --               (457)             (457)

Net income.............................         --        --           --            --             15,034            15,034
                                          ---------    ------     --------     ---------     -------------      ------------

Balance, June 30, 2000.................   1,530,500    $   15     $    (35)    $  64,882     $     (26,321)     $     38,541
                                          =========    ======     ========     =========     =============      ============

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Six Months
                                                           Ended June 30,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
                                                       (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected...................................... $  7,793     $  7,818
 Payments for property operations.....................   (3,493)      (3,175)
 Interest collected...................................       98           13
 Interest paid........................................   (2,651)      (2,734)
 Advisory and net income fee (paid to)/refunded
    by affiliate......................................   (1,301)           6
 General and administrative expenses paid.............     (485)        (342)
 Distributions from equity partnerships' operating
    cash flow.........................................       25          155
 Other................................................     (522)         626
                                                       --------     --------

  Net cash provided by (used in) operating
     activities.......................................     (536)       2,367


Cash Flows from Investing Activities
 Funding of equity partnerships.......................       (8)          (2)
 Distributions from equity partnerships'
    investing cash flow...............................      --         1,155
 Real estate improvements.............................     (766)      (1,622)
 Proceeds from sale of real estate....................   25,931          --
 Acquisition of real estate...........................   (4,892)         --
                                                       --------     --------

  Net cash provided by (used in) investing
     activities.......................................   20,265         (469)


Cash Flows from Financing Activities
 Payments on notes payable............................     (426)        (452)
 Deferred financing costs.............................      --           (37)
 Distributions from equity partnerships' financing
    cash flow.........................................      739          --
 Sale of common stock under dividend reinvestment
    plan..............................................        8            5
 Purchase of treasury stock...........................      (35)         --
 Dividends to stockholders............................     (453)        (452)
 Net (payments) to affiliate..........................   (1,987)        (579)
                                                       --------     --------
  Net cash (used in) financing activities.............   (2,154)      (1,515)

Net increase in cash and cash equivalents.............   17,575          383

Cash and cash equivalents, beginning of period........      722          103
                                                       --------     --------

Cash and cash equivalents, end of period.............. $ 18,297     $    486
                                                       ========     ========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                        For the Six Months
                                                          Ended June 30,
                                                       --------------------
                                                         2000        1999
                                                       --------    --------
                                                      (dollars in thousands)

Reconciliation of net income to net cash
 provided by (used in) operating activities
Net income...........................................  $ 15,034    $     26
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization......................     1,393       1,428
  Gain on sale of real estate........................   (17,022)        --
  Equity in (income)/loss of partnerships............        69        (305)
  Distributions from equity partnerships' operating
   cash flow.........................................        25         155
 (Increase) decrease in other assets.................      (160)        902
 Increase (decrease) in interest payable.............        51          (8)
 Increase in other liabilities.......................        74         169
                                                       --------    --------

Net cash provided by (used in) operating
    activities.......................................  $   (536)   $  2,367
                                                       ========    ========

Schedule of noncash investing and financing activities

  Notes payable from acquisition of real estate......  $  2,814    $    --

  Notes payable assumed by buyer on sale of
    real estate......................................   (16,094)        --


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

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

NOTE 3. REAL ESTATE
-------------------

In 2000, IORI sold the following properties:

                                                                           Net
                                                           Sales          Cash            Debt          Gain on
   Property            Location        Units/Sq.Ft.        Price        Received       Discharged         Sale
-------------      ---------------    -------------      --------      ----------      ----------      ---------
First Quarter
Apartments
La Monte Park      Houston, TX            128 Units      $  5,000      $    1,066      $    3,829 *    $     903

Second Quarter
Apartments
Renaissance Parc   Dallas, TX             294 Units        17,198           4,536          12,265 *        1,213

Office Buildings
Olympic            Los Angeles, CA    46,685 Sq.Ft.         8,500           3,811           4,443          1,850
Saratoga           Saratoga, CA       89,825 Sq.Ft.        25,000          17,709           6,968         13,056

------------
*  Debt assumed by purchaser.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. REAL ESTATE (Continued)
-------------------

In 2000, IORI purchased the following properties:

                                                                         Net
                                             Units/        Purchase      Cash         Debt        Interest      Maturity
    Property            Location          Sq.Ft./Acres      Price        Paid       Incurred        Rate         Date
--------------     ------------------     ------------     --------     -------     ---------     ---------     --------
Second Quarter
Apartments
Frankel
 Portfolio *       Midland, TX             391 Units  *    $ 14,034     $ 2,905     $  10,875       9.13%        07/03

Land
Etheredge          Collin County, TX       74.98 Acres        1,875         344         1,406 **    10.0%        04/01
Fambrough          Collin County, TX       75.07 Acres        1,877         345         1,408 **    10.0%        04/01
Frankel            Midland County, TX       1.01 Acres           41          43          --          --           --

------------
* Frankel portfolio consists of five apartments: 60 unit Brighton Court, 92 unit Del Mar Villas, 68 unit The Enclave, 57 unit Signature Place and 114 unit Sinclair Place.
** Seller financing.

NOTE 4. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.
-----------------------------------------------------

Fees and cost reimbursements to Basic Capital Management, Inc. ("BCM"), a contractual advisor under the supervision of the Board of Directors, and its affiliates for the six months ended:


                                                   June 30,
                                                     2000
                                                   -------
    Fees
     Advisory...................................   $   335
     Net income.................................     1,219
     Property acquisition.......................       565
     Real estate brokerage......................     1,192
     Mortgage brokerage and equity refinancing..         7
     Property and construction management and
       leasing commissions*.....................       330
                                                   -------
                                                   $ 3,648
                                                   =======

     Cost reimbursements........................   $   164
                                                   =======
-------------------
* Net of property management fees paid to subcontractors other than Regis Realty, Inc., which is owned by an affiliate of BCM.

NOTE 5. OPERATING SEGMENTS
--------------------------

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


NOTE 5. OPERATING SEGMENTS (Continued)
--------------------------

of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Expenses that are not reflected in the segments are $487,000 and $329,000 of general and administrative expenses for the six months ended June 30, 2000 and 1999, respectively. Excluded from operating segment assets are assets of $21.7 million at June 30, 2000, and $3.4 million at June 30, 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the six months ended June 30 and each segment's assets at June 30.


                              Commercial
2000                          Properties     Apartments      Land       Total
                              ----------     ----------     ------    ---------
  Rents.....................  $    4,866     $    2,872     $   --    $   7,738
  Property operations.......       1,984          1,635         --        3,619
                              ----------     ----------     ------    ---------
  Segment operating income..  $    2,882     $    1,237     $   --    $   4,119
                              ==========     ==========     ======    =========

  Depreciation..............  $    1,001     $      323     $   --    $   1,324
  Interest..................       1,767            934         70        2,771
  Real estate improvements..         483            283         --          766
  Assets....................      38,660         25,249      4,041       67,950

                              Commercial
Property sales:               Properties     Apartments                 Total
                              ----------     ----------               ---------
  Sales price...............  $   33,500     $   22,198               $  55,698
  Cost of sale..............      18,594         20,082                  38,676
                              ----------     ----------               ---------
  Gain on sale..............  $   14,906     $    2,116               $  17,022
                              ==========     ==========               =========

                              Commercial
1999                          Properties     Apartments                 Total
                              ----------     ----------               ---------
  Rents.....................  $    5,168     $    2,649               $   7,817
  Property operations.......       2,141          1,152                   3,293
                              ----------     ----------               ---------
  Segment operating income..  $    3,027     $    1,497               $   4,524
                              ==========     ==========               =========

  Depreciation..............  $    1,015     $      303               $   1,318
  Interest..................       1,925            910                   2,835
  Real estate improvements..       1,622             --                   1,622
  Assets....................      59,400         24,595                  83,995


NOTE 6. COMMITMENTS AND CONTINGENCIES
-------------------------------------

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at June 30, 2000, were $18.3 million, compared with $722,000 at December 31, 1999. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings, partnership distributions and, to the extent necessary, advances from its advisor.

IORI's cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $4.3 million for the six months ended June 30, 2000, from $4.6 million in 1999. The decrease was primarily due to the sale of La Monte Park Apartments, Renaissance Parc Apartments, Saratoga Office Building and Olympic Office Building in 2000, partially offset by the Meridian Apartments acquisition in 1999.

General and administrative expenses paid increased to $485,000 in the six months ended June 30, 2000, from $342,000 in 1999. The increase was primarily due to an increase in legal fees, shareholder relations expenses, professional fees and advisor cost reimbursements.

Distributions from equity partnerships' operating cash flow were $25,000 for the six months ended June 30, 2000, compared to $155,000 in 1999.

No distributions from equity partnerships' investing cash flow were received in the six months ended June 30, 2000, compared to $1.2 million in 1999. The 1999 distribution was due to Tri-City's sale of Summit at Bridgewood Shopping Center in 1999.

Distributions from equity partnerships' financing cash flow of $739,000 were received in the six months ended June 30, 2000. See NOTE 2. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

Advisory and net income fee paid increased to $1.3 million in the six months ended June 30, 2000 from a refund of $6,000 in the six months ended June 30, 1999. The increase is primarily due to the net income fee of $1.3 million. No such fee was incurred in 1999. Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of IORI exceed certain limits specified in the advisory agreement. IORI received a refund of $289,000 of its 1999 advisory fee in April 2000, compared to $167,000 of its 1998 advisory fee in March 1999.

Other cash used in operating activities was $522,000 for the six months ended June 30, 2000, compared to cash provided of $626,000 in 1999. The change is primarily due to the funding of escrows and payments of prepaid expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In 2000, IORI paid dividends of $.30 per share or a total of $453,000, and 1,592 shares of Common Stock were sold through the dividend reinvestment program for a total of $8,000.

In 2000, 6,000 shares of Common Stock were repurchased for a total of $35,000. There were no shares repurchased in 1999.

In March 2000, IORI sold the 128 unit La Monte Park Apartments in Houston, Texas, for $5.0 million, receiving net cash of $1.1 million after the payment of various closing costs. The purchaser assumed the $3.8 million mortgage secured by the property.

In April 2000, IORI purchased, in separate transactions, Etheredge and Fambrough land, 75.0 acre and 75.1 acre parcels of unimproved land in Collin County, Texas, for $1.9 million each. IORI paid a total of $689,000 in cash and obtained seller financing of the remaining $1.4 million of each of the purchase prices.

In May 2000, IORI sold the 89,825 sq.ft. Saratoga Office Building in Saratoga, California, for $25.0 million, receiving net cash of $17.7 million after the payment of various closing costs.

Also in May 2000, IORI sold the 46,685 sq.ft. Olympic Office Building in Los Angeles, California, for $8.5 million, receiving net cash of $3.8 million after the payment of various closing costs.

In June 2000, IORI sold the 294 unit Renaissance Parc Apartments in Dallas, Texas, for $17.2 million, receiving net cash of $4.5 million after the payment of various closing costs. The purchaser assumed the $12.3 million mortgage secured by the property.

Also in June 2000, IORI purchased, the Frankel portfolio, consisting of the 60 unit Brighton Court Apartments, the 92 unit Del Mar Villas Apartments, the 68 unit Enclave Apartments, the 57 unit Signature Place Apartments and the 114 unit Sinclair Place Apartments in Midland, Texas, for $14.0 million. IORI paid $2.9 million in cash and obtained mortgage financing of $10.9 million.

Further in June 2000, IORI purchased Frankel land, a 1.0 acre parcel of unimproved land in Midland County, Texas, for $41,000. IORI paid $43,000 in cash after the payment of various closing costs.

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

Results of Operations
---------------------

For the three and six months ended June 30, 2000, IORI had net income of $14.4 million and $15.0 million as compared with net income of $247,000 and $26,000 for the corresponding periods in 1999. Fluctuations in components of revenue and expense between the 1999 and 2000 periods are discussed below.

Rents in the three and six months ended June 30, 2000 of $3.6 million and $7.7 million approximated the $4.1 million and $7.8 million in the corresponding periods in 1999. Rents for the remainder of 2000 are expected to increase with the purchase of the Frankel portfolio.

Property operations expense in the three and six months ended June 30, 2000 of $1.8 million and $3.6 million approximated the $1.6 million and $3.3 million in the corresponding periods in 1999.

Interest income in the three and six months ended June 30, 2000 was $91,000 and $98,000 as compared to $6,000 and $13,000 in the corresponding periods in 1999. The increase was due to the investment of cash received from the sale of two apartment and two commercial properties. Interest income for the remainder of 2000 is expected to decline as IORI selectively purchases properties.

Equity in partnerships in the three and six months ended June 30, 2000 were losses of $23,000 and $69,000, as compared to income of $253,000 and $305,000. The decrease is mainly due to IORI's equity share of the 1999 gain recognized by Tri-City on the sale of one commercial property.

For the three and six months ended June 30, 2000, gains on sale of real estate totaling $16.1 million and $17.0 million were recognized, $903,000 on the sale of La Monte Park Apartments, $1.2 million on the sale of Renaissance Parc Apartments, $1.9 million on the sale of Olympic Office Building and $13.1 million on the sale of Saratoga Office Building. No such gains were recognized in 1999.

Interest expense of $1.4 million in the three months ended June 30, 2000 was comparable to the $1.5 million in 1999 and was $2.8 million for the six months ended June 30, 2000 and 1999. Interest expense for the remainder of 2000 is expected to approximate that of the first and second quarter, unless IORI should selectively acquire or sell properties.

Depreciation expense decreased to $613,000 in the three months ended June 30, 2000 compared to $675,000 in 1999 and remained constant at $1.3 million in the six months ended June 30, 2000 and 1999. The decrease in

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

the second quarter is due to sale of one apartment and two commercial properties. Depreciation is expected to increase from the second quarter with the purchase of the Frankel portfolio.

Advisory fee expense of $168,000 and $335,000 in the three and six months ended June 30, 2000 was comparable to the $166,000 and $332,000 in 1999. IORI's gross assets are the basis for such fee. Advisory fee expense is expected to remain constant, unless IORI should selectively acquire or sell properties.

Net income fee was $1.2 million and $2,000 in the three and six months ended June 30, 2000 and 1999. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

General and administrative expense was $289,000 and $487,000 for the three and six months ended June 30, 2000 as compared to $173,000 and $329,000 in the corresponding periods in 1999. The three and six month increase was primarily due to an increase in legal fees, professional fees, shareholder relations expenses and advisor cost reimbursements. General and administrative expense for the remaining quarters of 2000 is expected to approximate that of the first and second quarter of 2000.

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

Year 2000
---------

Even though January 1, 2000, has passed and no adverse impact from the transition to the year 2000 was experienced, no assurance can be provided that IORI's suppliers and tenants have not been affected in a manner that is not yet apparent. As a result, management will continue to monitor IORI's year 2000 compliance and the year 2000 compliance of IORI's suppliers and tenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
-----------------------------------------------------------------------

At June 30, 2000, IORI's exposure to a change in interest rates on its debt is as follows:

                                                   Weighted      Effect of 1%
                                                   Average       Increase In
                                    Balance     Interest Rate    Base Rates
                                   ----------   -------------    ------------
                                    (Amounts in thousands, except per share)
Wholly-owned debt:
  Variable rate..................    $ 29,711           10.96%        $  296
  Fixed rate.....................      18,848            8.45%            --
                                     --------                         ------
                                     $ 48,559                         $  296
                                     ========                         ======

Total decrease in IORI's annual
  net income.....................                                     $  296
                                                                      ======

                   -----------------------------------------

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Olive Litigation. In February 1990, IORI, together with Continental Mortgage and Equity Trust ("CMET"), National Income Realty Trust and Transcontinental Realty Investors, Inc. ("TCI"), three real estate

--------------------------

entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Olive Amendment"). The Olive Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provided that IORI's Board of Directors retain a management/compensation consultant or consultants to evaluate the fairness of IORI's advisory contract with Basic Capital Management, Inc. and any contract of its affiliates with TCI, CMET and IORI, including, but not limited to, the fairness to TCI, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive Amendment. Although several status conferences have been held on this matter, there has been no Court order resolving whether there was any breach of the Olive Amendment.

In January 2000, the Board engaged another management/compensation consultant to perform the required evaluation again. This evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the Olive Amendment has been fully remedied by the Board's engagement of the second consultant.

The Board believes that the provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, plaintiffs' counsel has asserted that certain provisions continue to be effective after the termination date. This matter is pending before the Court.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

Exhibit
Number                               Description
-------        ---------------------------------------------------------

 27.0          Financial Data Schedule, filed herewith.

-----------------------------------------


(b)  Reports on Form 8-K as follows:

     A Current Report on Form 8-K, dated June 15, 2000, was filed June 22, 2000, with respect to ITEM 5. "OTHER EVENTS," which reports the resignation of two directors.

     A Current Report on Form 8-K, dated May 25, 2000, was filed August 2, 2000, with respect to ITEM 2. "ACQUISITIONS AND DISPOSITION OF ASSETS," and ITEM
     7. "FINANCIAL STATEMENTS AND EXHIBITS," which reports the acquisition of the Frankel Portfolio and Etheredge, Fambrough and Frankel land as well as the disposition of La Monte Park Apartments, Renaissance Parc Apartments, Olympic Office Building and Saratoga Office Building.

                                SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INCOME OPPORTUNITY REALTY INVESTORS, INC.



Date:    August 14, 2000          By:  /s/ Karl L. Blaha
     ------------------------        -------------------------------------
                                     Karl L. Blaha
                                     President



Date:    August 14, 2000          By:  /s/ Mark W. Branigan
     ------------------------        -------------------------------------
                                     Mark W. Branigan
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter Ended June 30, 2000



Exhibit                                                              Page
Number                            Description                       Number
-------        ------------------------------------------------     ------

 27.0          Financial Data Schedule.                               19