Form 10-Q
period 2000-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2000-11-13
CIK 949961

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                                          ------------------



                         Commission File Number 1-14784
                                                -------



                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



                    NEVADA                           75-2615944
        -------------------------------         -------------------
        (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)         Identification No.)



         1800 Valley View Lane, Suite 300, Dallas, Texas,            75234
      -----------------------------------------------------------------------
      (Address of Principal Executive Offices)                    (Zip Code)



                                (469) 522-4200
                        ------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)



        10670 North Central Expressway, Suite 300, Dallas, Texas  75231
  ---------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed from Last
                                    Report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .
                                        ---      ---

Common Stock, $.01 par value                           1,533,945
----------------------------              ---------------------------------
         (Class)                          (Outstanding at October 27, 2000)

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. ("IORI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated have been included.


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         September 30,  December 31,
                                                             2000          1999
                                                           --------      --------
                                                          (dollars in thousands,
                                                             except per share)
                      Assets
                      ------
Notes and interest receivable.......................       $  1,500  $        --
Real estate held for investment, net of
      accumulated depreciation ($4,999 in 2000 and
      $9,509 in 1999)...............................         60,968        86,542

Investment in partnerships..........................            124           907
Cash and cash equivalents...........................         18,155           722
Other assets (including $2,718 in 2000 and
      $107 in 1999 from affiliates).................          4,685         3,014
                                                           --------      --------
                                                           $ 85,432      $ 91,185
                                                           ========      ========

        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities
Notes and interest payable..........................       $ 42,441      $ 62,852
Other liabilities (including $254 in 2000 and
      $721 in 1999 to affiliates)...................          1,873         4,342
                                                           --------      --------
                                                             44,314        67,194

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized,
      10,000,000 shares; issued 1,533,020 shares
      in 2000 and 1,528,908 in 1999.................             15            15
Paid-in capital.....................................         64,898        64,874
Accumulated distributions in excess of
      accumulated earnings..........................        (23,661)      (40,898)
Treasury stock at cost, 19,500 shares in 2000.......           (134)           --
                                                           --------      --------
                                                             41,118        23,991
                                                           --------      --------
                                                           $ 85,432      $ 91,185
                                                           ========      ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                        For the Three Months    For the Nine Months
                                         Ended September 30,     Ended September 30,
                                       ----------------------  ----------------------
                                           2000       1999        2000        1999
                                       ----------  ----------  ----------  ----------
                                          (dollars in thousands, except per share)
Property revenue
  Rents..............................  $    2,994  $    4,199  $   10,732  $   12,016

Property expense
Property operations..................       1,667       1,783       5,286       5,076
                                       ----------  ----------  ----------  ----------
  Operating income...................       1,327       2,416       5,446       6,940


Other income
  Interest...........................         108          10         206          23
Equity in income/(loss) of equity
     partnerships....................          (2)        850         (71)      1,155
  Gain on sale of real estate........       3,856          --      20,878          --
                                       ----------  ----------  ----------  ----------
                                            3,962         860      21,013       1,178

Other expense
 Interest............................       1,250       1,371       4,021       4,206
 Depreciation........................         566         690       1,890       2,008
 Advisory fee to affiliate...........         170         163         505         495
 Net income fee to affiliate.........         234          63       1,453          65
 General and administrative..........         181         210         668         539
                                       ----------  ----------  ----------  ----------
                                            2,401       2,497       8,537       7,313
                                       ----------  ----------  ----------  ----------

 Net income..........................  $    2,888  $      779  $   17,922  $      805
                                       ==========  ==========  ==========  ==========

Earnings per share

Net income...........................       $1.88        $.51      $11.70        $.53
                                       ==========  ==========  ==========  ==========

Weighted average Common shares used
  in computing earnings per share....   1,532,602   1,527,751   1,531,177   1,526,873
                                       ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2000



                                                                                  Accumulated
                                 Common Stock                                    Distributions
                               -----------------                                 in Excess of
                                                           Treasury    Paid-in     Accumulated   Stockholders'
                                Shares    Amount             Stock     Capital      Earnings        Equity
                               ---------  ------          ---------  ----------  -------------  -------------
                                                               (dollars in thousands, except per share)

Balance, January 1, 2000.....  1,528,908      $15         $    --       $64,874      $  (40,898)      $23,991

Sale of Common Stock under
 dividend reinvestment plan..      4,112       --              --            24             --             24

Repurchase 19,500 shares of
 Common Stock................         --       --            (134)           --             --           (134)

Dividends ($.45 per share)...         --       --              --            --            (685)         (685)

Net income...................         --       --              --            --          17,922        17,922
                               ---------   ------         -------      --------      ---------- -------------

Balance, September 30, 2000..  1,533,020      $15         $  (134)      $64,898      $  (23,661)      $41,118
                               =========   ======         =======      ========      ========== =============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Nine Months
                                                           Ended September 30,
                                                          ----------------------
                                                              2000       1999
                                                          ----------    --------
                                                          (dollars in thousands)
Cash flows from Operating Activities
 Rents collected........................................     $ 10,798    $12,024
 Payments for property operations.......................       (5,456)    (4,498)
 Interest collected.....................................          251         23
 Interest paid..........................................       (3,660)    (4,085)
 Advisory and net income fee to affiliate...............       (1,471)      (160)
 General and administrative expenses paid...............         (697)      (561)
 Distributions from equity partnerships' operating
  cash flow.............................................           25        155
 Other..................................................         (321)        94
                                                             --------    -------
  Net cash provided by (used in) operating
   activities...........................................         (531)     2,992

Cash Flows from Investing Activities
 Funding of note receivable.............................       (1,500)        --
 Investment in equity partnership.......................           --       (384)
 Funding of equity partnerships.........................          (52)        (1)
 Distributions of equity partnerships' investing cash
  flow..................................................           --      2,027
 Real estate improvements...............................         (927)    (1,716)
 Proceeds from sale of real estate......................       46,613         --
 Acquisition of real estate.............................      (15,767)        --
                                                             --------    -------
  Net cash provided by (used in) investing
   activities...........................................       28,367        (74)

Cash Flows from Financing Activities
 Proceeds from notes payable............................       10,875      5,940
 Payments on notes payable..............................      (17,968)    (6,485)
 Deferred financing costs...............................           --       (289)
 Distributions from equity partnerships' financing
  cash flow.............................................          739         --
 Sale of Common Stock under dividend reinvestment plan             24         11
 Repurchase of common stock.............................         (134)        --
 Dividends to stockholders..............................         (685)      (683)
 Net (payments) to affiliate............................       (3,254)    (1,373)
                                                             --------    -------
  Net cash (used in) financing activities...............      (10,403)    (2,879)

Net increase in cash and cash equivalents...............       17,433         39

Cash and cash equivalents, beginning of period..........          722        103
                                                             --------    -------

Cash and cash equivalents, end of period................     $ 18,155    $   142
                                                             ========    =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                           For the Nine Months
                                                           Ended September 30,
                                                          ----------------------
                                                             2000        1999
                                                          ----------   ---------
                                                          (dollars in thousands)
Reconciliation of net income to net cash provided by
      (used in) operating activities
Net income..............................................     $ 17,922    $   805
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
      Depreciation and amortization.....................        1,988      2,159
      Gain on sale of real estate.......................      (20,878)        --
      Equity in (income)/loss of partnerships...........           71     (1,155)
      Distributions from equity partnerships' operating
             cash flow..................................           25        155
      Decrease in other assets..........................          392        393
      Increase (decrease) in interest payable...........          263        (30)
      Increase (decrease) in other liabilities..........         (314)       665
                                                             --------    -------
      Net cash provided by (used in) operating
                    activities..........................      $  (531)   $ 2,992
                                                             ========    =======


Schedule of noncash investing and financing activities


      Notes payable from acquisition of real estate.....     $  2,814  $      --

      Notes payable assumed by buyer on sale of real
        estate..........................................       16,094         --


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

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

NOTE 3.    REAL ESTATE
----------------------

In 2000, IORI sold the following properties:

                                                               Net
                                                     Sales     Cash       Debt     Gain on
Property               Location      Units/Sq.Ft.    Price   Received  Discharged   Sale
------------------  ---------------  -------------  -------  --------  ----------  -------
First Quarter
Apartments
La Monte Park       Houston, TX      128 Units      $ 5,000   $ 1,066   $ 3,829 *  $   903

Second Quarter
Apartments
Renaissance Parc    Dallas, TX       294 Units       17,198     4,536    12,265 *    1,213

Office Buildings
Olympic             Los Angeles, CA  46,685 Sq.Ft.    8,500     3,811     4,443      1,850
Saratoga            Saratoga, CA     89,825 Sq.Ft.   25,000    17,709     6,968     13,056

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. REAL ESTATE (Continued)
-------------------

                                                            Net
                                                  Sales     Cash       Debt     Gain on
Property             Location       Units/Acres   Price   Received  Discharged   Sale
---------------  -----------------  -----------  -------  --------  ----------  -------
Third Quarter
Apartments
East Point       Mesquite, TX       126 Units     $5,575    $1,804      $3,242   $2,179

Land
Etheredge        Collin County, TX  74.98 Acres    2,341       754       1,406      194
Fambrough        Collin County, TX  75.07 Acres    2,338       754       1,408      194

------------

*     Debt assumed by purchaser.

In 2000, IORI purchased the following properties:


                                                               Net
                                                   Purchase   Cash      Debt     Interest   Maturity
Property               Location       Units/Acres   Price     Paid    Incurred     Rate       Date
----------------  ------------------  -----------  --------  -------  ---------  ---------  --------
Second Quarter
Apartments
Frankel
 Portfolio *      Midland, TX         391 Units *   $14,034   $2,905  $  10,875      9.13%     07/03

Land
Frankel           Midland County, TX  1.01 Acres         41       43         --        --         --
Etheredge         Collin County, TX   74.98 Acres     1,875      344      1,406 **   10.0%     04/01
Fambrough         Collin County, TX   75.07 Acres     1,877      345      1,408 **   10.0%     04/01

------------

* Frankel portfolio consists of five apartments: 60 unit Brighton Court, 92 unit Del Mar Villas, 68 unit The Enclave, 57 unit Signature Place and 114 unit Sinclair Place.

**    Seller financing.


NOTE 4. NOTES AND INTEREST RECEIVABLE
-------------------------------------

In September 2000, IORI funded a $1.5 million loan to JNC Enterprises, Inc. secured by a second lien on 165 acres of land in The Colony, Texas. The loan bears interest at 18.0% per annum, requires monthly payments of interest only and matures in March 2001.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.
-----------------------------------------------------

Fees and cost reimbursements to Basic Capital Management, Inc. ("BCM"), a contractual advisor under the supervision of the Board of Directors, and its affiliates for the nine months ended:


                                                 September 30,
                                                      2000
                                                 -------------
Fees
 Advisory...................................         $  506
 Net income.................................          1,453
 Property acquisition.......................            556
 Real estate brokerage......................          1,514
 Mortgage brokerage and equity refinancing..              7
 Property and construction management and
  leasing commissions*......................            461
                                                     ------
                                                     $4,497
                                                     ======

Cost reimbursements........................         $  210
                                                    ======

-------------

* Net of property management fees paid to subcontractors other than Regis Realty, Inc., which is owned by an affiliate of BCM.


NOTE 6.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of IORI's operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and gains on sale of real estate totaling $21.0 million and $1.2 million for the nine months ended September 30, 2000 and 1999, respectively. Expenses that are not reflected in the segments are general and administrative expenses, non-segment interest expense and advisory and net income fees totaling $2.6 million and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively. Excluded from operating segment assets are assets of $24.5 million at September 30, 2000, and $4.3 million at September 30, 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  OPERATING SEGMENTS (Continued)
---------------------------

Presented below is the operating income of each operating segment for the nine months ended September 30 and each segment's assets at September 30.

                            Commercial
2000                        Properties  Apartments  Land  Total
                            ----------  ----------  ----  --------
  Rents...................     $ 6,435     $ 4,297  $ --   $10,732
  Property operations.....       2,857       2,429    --     5,286
                               -------     -------  ----   -------
  Segment operating income     $ 3,578     $ 1,868  $ --   $ 5,446
                               =======     =======  ====   =======

  Depreciation............     $ 1,410     $   480  $ --   $ 1,890
  Interest................       2,437       1,391   181     4,009
  Real estate improvements         915          12    --       927
  Assets..................      38,682      22,242    44    60,968


Property sales:    Commercial
                   Properties  Apartments   Land      Total
                   ----------  ----------  -------  ---------
  Sales price....     $33,500     $27,773   $4,679   $ 65,952
  Cost of sale...      18,594      23,477    4,291     46,362
                      -------     -------   ------   --------
  Gain on sale...     $14,906     $ 4,295   $  388   $19,590*
                      =======     =======   ======   ========

---------------

* Excludes recognition of a $1.3 million deferred gain on the sale of a property by an affiliate which had purchased the property from IORI.

                            Commercial
1999                        Properties  Apartments   Total
                            ----------  ----------  --------
  Rents...................     $ 8,022     $ 3,994   $12,016
  Property operations.....       3,307       1,769     5,076
                               -------     -------   -------
  Segment operating income     $ 4,715     $ 2,225   $ 6,940
                               =======     =======   =======

  Depreciation............     $ 1,556     $   452   $ 2,008
  Interest................       2,832       1,374     4,206
  Real estate improvements       1,716          --     1,716
  Assets..................      58,952      24,446    83,398

NOTE 7.    COMMITMENTS AND CONTINGENCIES
----------------------------------------

IORI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on IORI's financial condition, results of operations or liquidity.

NOTE 8.  SUBSEQUENT EVENTS
--------------------------

On October 3, 2000, IORI entered into a stock option agreement which provided IORI and American Realty Investors, Inc. ("ARI") with an option to purchase 1,858,900 shares of common stock of Transcontinental Realty Investors, Inc. ("TCI") from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at September 30, 2000, were $18.2 million, compared with $722,000 at December 31, 1999. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings, partnership distributions and, to the extent necessary, advances from its advisor.

IORI's cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $5.3 million for the nine months ended September 30, 2000, from $7.5 million in 1999. The decrease was primarily due to the sale of Eastpoint Apartments, La Monte Park Apartments, Renaissance Parc Apartments, Saratoga Office Building and Olympic Office Building in 2000, partially offset by the Frankel portfolio acquisition in 2000 and the Meridian Apartments acquisition in 1999.

Interest paid decreased to $4.0 million in the nine months ended September 30, 2000, from $4.2 million in 1999. The decrease is due to the sale of five properties in 1999 and 2000, partially offset by the purchase of eight properties in 1999 and 2000.

General and administrative expenses paid increased to $697,000 in the nine months ended September 30, 2000, from $561,000 in 1999. The increase was primarily due to an increase in legal fees, shareholder relations expenses, professional fees and directors and officers insurance.

Distributions from equity partnerships' operating cash flow were $25,000 for the nine months ended September 30, 2000, compared to $155,000 in 1999.

No distributions from equity partnerships' investing cash flow were received in the nine months ended September 30, 2000, compared to $2.0 million in 1999. The 1999 distribution was due to Tri-City's sale of Summit at Bridgewood Shopping Center and the MacArthur Mills Shopping Center in 1999.

Distributions from equity partnerships' financing cash flow of $739,000 were received in the nine months ended September 30, 2000. See NOTE 2. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

Advisory and net income fee paid increased to $1.5 million in the nine months ended September 30, 2000 from $160,000 in the nine months ended September 30, 1999. The increase is primarily due to the net income fee of $1.3 million. No such fee was incurred in 1999. Under its advisory

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

agreement, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of IORI exceed certain limits specified in the advisory agreement. IORI received a refund of $289,000 of its 1999 advisory fee in April 2000, compared to $167,000 of its 1998 advisory fee in March 1999.

Other cash used in operating activities was $321,000 for the nine months ended September 30, 2000, compared to cash provided of $94,000 in 1999. The change is primarily due to the payment of an accrued acquisition commission.

In 2000, IORI paid dividends of $.45 per share or a total of $685,000, and 4,112 shares of common stock were sold through the dividend reinvestment program for a total of $24,000.

In 2000, 19,500 shares of common stock were repurchased for a total of $134,000. There were no shares repurchased in 1999.

In March 2000, IORI sold the 128 unit La Monte Park Apartments in Houston, Texas, for $5.0 million, receiving net cash of $1.1 million after the payment of various closing costs. The purchaser assumed the $3.8 million mortgage secured by the property.

In April 2000, IORI purchased, in separate transactions, Etheredge and Fambrough land, 75.0 acre and 75.1 acre parcels of unimproved land in Collin County, Texas, for $1.9 million each. IORI paid a total of $689,000 in cash and obtained seller financing of the remaining $1.4 million of each of the purchase prices. In September 2000, IORI sold both land parcels, in a single transaction, for $4.7 million, receiving net cash of $1.6 million after paying off $2.8 million in existing mortgage debt and the payment of various closing costs.

In May 2000, IORI sold the 89,825 sq.ft. Saratoga Office Building in Saratoga, California, for $25.0 million, receiving net cash of $17.7 million after the payoff of existing debt and the payment of various closing costs.

Also in May 2000, IORI sold the 46,685 sq.ft. Olympic Office Building in Los Angeles, California, for $8.5 million, receiving net cash of $3.8 million after the payoff of existing debt and the payment of various closing costs.

In June 2000, IORI sold the 294 unit Renaissance Parc Apartments in Dallas, Texas, for $17.2 million, receiving net cash of $4.5 million after the payment of various closing costs. The purchaser assumed the $12.3 million mortgage secured by the property.

Also in June 2000, IORI purchased the Frankel portfolio, consisting of the 60 unit Brighton Court Apartments, the 92 unit Del Mar Villas Apartments, the 68 unit Enclave Apartments, the 57 unit Signature Place Apartments and the 114 unit Sinclair Place Apartments in Midland, Texas, for $14.0 million. IORI paid $2.9 million in cash and obtained mortgage financing of $10.9 million.

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

In September 2000, IORI sold the 126 unit Eastpoint Apartments in Mesquite, Texas, for $5.6 million, receiving net cash of $1.8 million after the payoff of existing debt and the payment of various closing costs.

Also in September 2000, IORI funded a $1.5 million note receivable secured by a second lien on 165 acres of land in The Colony, Texas.

Management reviews the carrying values of IORI's properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property, visits to selected properties in the area and a review of the following: (1) the property's current rents compared to market rents,
(2) the property's expenses, (3) the property's maintenance requirements, and
(4) the property's cash flows.

Results of Operations
---------------------

For the three and nine months ended September 30, 2000, IORI had net income of $2.9 million and $17.9 million as compared with net income of $799,000 and $805,000 for the corresponding periods in 1999. Fluctuations in components of revenue and expense between the 1999 and 2000 periods are discussed below.

Rents in the three and nine months ended September 30, 2000, were $3.0 million and $10.7 million as compared to $4.2 million and $12.0 million in the corresponding periods in 1999. The decrease was due to the sale of Eastpoint Apartments, La Monte Park Apartments, Renaissance Parc Apartments, Saratoga Office Building and Olympic Office Building in 2000, partially offset by the acquisition of Meridian Apartments in 1999 and Frankel portfolio in 2000. Rents for the fourth quarter of 2000 are expected to approximate that of the third quarter, unless IORI should selectively acquire or sell properties.

Property operations expense in the three and nine months ended September 30, 2000, of $1.7 million and $5.3 million approximated the $1.8 million and $5.1 million in the corresponding periods in 1999, as the decrease due to the sold properties offset the increases due to the Frankel and Meridian acquisitions.

Interest income in the three and nine months ended September 30, 2000, was $108,000 and $206,000 as compared to $10,000 and $23,000 in the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

corresponding periods in 1999. The increase was due to the investment of cash received from the sale of two apartment and two commercial properties. Interest income for the fourth quarter of 2000 is expected to increase due to the funding of a note receivable.

Equity in partnerships in the three and nine months ended September 30, 2000, were losses of $2,000 and $71,000, as compared to income of $850,000 and $1.2 million. The decrease is mainly due to IORI's equity share of the 1999 gain recognized by Tri-City on the sale of one commercial property.

For the three and nine months ended September 30, 2000, gains on sale of real estate totaling $3.9 million and $20.9 million were recognized, $903,000 on the sale of La Monte Park Apartments, $1.2 million on the sale of Renaissance Parc Apartments, $1.9 million on the sale of Olympic Office Building, $13.1 million on the sale of Saratoga Office Building, $388,000 on the sale of the Fambrough and Etheredge land, $2.2 million on the sale of Eastpoint Apartments and a $1.3 million recognition of a deferred gain on the sale of a property by an affiliate which had purchased the property from IORI. No such gains were recognized in 1999.

Interest expense of $1.3 million and $4.0 million in the three and nine months ended September 30, 2000, was comparable to the $1.4 million and $4.2 million in 1999. Interest expense for the fourth quarter of 2000 is expected to approximate that of the third quarter, unless IORI should selectively acquire or sell properties.

Depreciation expense was $566,000 and $1.9 million in the three and nine months ended September 30, 2000, compared to $690,000 in 1999 and $2.0 million in 1999. The decrease is due to the sale of three apartments and two commercial properties. Depreciation in the fourth quarter is expected to approximate the third quarter.

Advisory fee expense of $170,000 and $505,000 in the three and nine months ended September 30, 2000, was comparable to the $163,000 and $495,000 in 1999. IORI's gross assets are the basis for such fee. Advisory fee expense is expected to remain constant, unless IORI should selectively acquire or sell properties.

Net income fee was $234,000 and $1.5 million in the three and nine months ended September 30, 2000, compared to $63,000 and $65,000 in 1999. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

General and administrative expense was $181,000 and $668,000 for the three and nine months ended September 30, 2000 as compared to $210,000 and $539,000 in the corresponding periods in 1999. The three month decrease was primarily due to decreases in advisor cost reimbursements and shareholder relations expenses, partially offset by an increase in legal fees and professional fees. The nine month increase was primarily

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

due to an increase in legal fees, professional fees, shareholder relations expenses and advisor cost reimbursements. General and administrative expense for the fourth quarter of 2000 is expected to approximate that of the third quarter of 2000.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
-----------------------------------------------------------------------

At September 30, 2000, IORI's exposure to a change in interest rates on its debt is as follows:

                                                  Weighted      Effect of 1%
                                                   Average       Increase In
                                    Balance     Interest Rate    Base Rates
                                   ----------  ---------------  -------------
                                    (Amounts in thousands, except per share)
Wholly-owned debt:
  Variable rate..................     $29,490            9.83%          $295
                                   ==========                           ====

Total decrease in IORI's annual
  net income.....................                                       $295
                                                                        ====

Per share........................                                       $.19
                                                                        ====

                  ------------------------------------------

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

--------------------------

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

In October 2000, plaintiffs' counsel asserted that the stock option agreement to purchase TCI shares, which was entered into by IORI in October 2000 with Gotham Partners, breached a provision of the Modification. AS a result of this assertion, IORI has assigned all of its rights to purchase the TCI shares under this stock option agreement to a third party. The Board believes that the provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, plaintiffs' counsel has asserted that certain provisions continue to be effective after the termination date. This matter is pending before the Court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The annual meeting was held on October 10, 2000, at which meeting stockholders were asked to consider and vote upon the election of Directors. At the meeting stockholders elected the following individuals as Directors:

                          Shares Voting
                       --------------------
                                  Withheld
      Director            For     Authority
---------------------  ---------  ---------
R. Douglas Leonhard..  1,254,598     32,629
Murray Shaw..........  1,254,598     32,629
Ted P. Stokely.......  1,254,598     32,629
Martin L. White......  1,254,598     32,629
Edward G. Zampa......  1,254,598     32,629

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)        Exhibits:

Exhibit
Number                                Description
-------       ---------------------------------------------------------

 27.0         Financial Data Schedule, filed herewith.

----------------------------------------

(b) Reports on Form 8-K as follows:


    A Current Report on Form 8-K, dated September 22, 2000, was filed October 12, 2000, with respect to ITEM 2. "ACQUISITION AND DISPOSITION OF ASSETS," and ITEM 7. "FINANCIAL STATEMENTS AND EXHIBITS," which reports the disposition of Eastpoint Apartments and the Fambrough and Etheredge land.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INCOME OPPORTUNITY REALTY INVESTORS, INC.



Date:   November 13, 2000         By:  /s/ Karl L. Blaha
     ------------------------        ----------------------------------
                                       Karl L. Blaha
                                       President



Date:   November 13, 2000         By:  /s/ Mark W. Branigan
     ------------------------        ----------------------------------
                                       Mark W. Branigan
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter Ended September 30, 2000



Exhibit                                                                  Page
Number                                 Description                      Number
-------            ------------------------------------------------     ------

 27.0              Financial Data Schedule.                               21