Form 10-K405
period 2000-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2001-03-29
CIK 949961

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For The Year Ended December 31, 2000

                        Commission File Number 1-14784

                               ----------------

                   Income Opportunity Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                       Nevada                                  75-2615944
          (State or Other Jurisdiction of                   (I.R.S. Employer
           Incorporation or Organization)                  Identification No.)

               1800 Valley View Lane
              Suite 300, Dallas, Texas                           75234
      (Address of Principal Executive Offices)                 (Zip Code)

                                (469) 522-4200
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
     Common Stock, $.01 par value             American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 2, 2001, the Registrant had 1,514,045 shares of Common Stock outstanding. Of the total shares outstanding 651,580 were held by other than those who may be deemed to be affiliates, for an aggregate value of $5,603,588 based on the last trade as reported on the American Stock Exchange on March 2, 2001. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                 PART I

Item 1. Business.........................................................    3
Item 2. Properties.......................................................    5
Item 3. Legal Proceedings................................................    9
Item 4. Submission of Matters to a Vote of Security Holders..............   10

                                 PART II

Item 5. Market for the Registrant's Shares of Common Stock and Related
 Stockholder Matters.....................................................   11
Item 6. Selected Financial Data..........................................   12
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   12
Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk..   16
Item 8. Financial Statements and Supplementary Data......................   17
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   39

                                PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant.....   39
Item 11. Executive Compensation..........................................   44
Item 12. Security Ownership of Certain Beneficial Owners and Management..   46
Item 13. Certain Relationships and Related Transactions..................   46

                                 PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-
 K.......................................................................   48
Signature Page...........................................................   49

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

  At December 31, 2000, IORI's real estate consisted of 16 properties held for investment. In addition, IORI owns interests in two partnerships, each of which owns a property and a third partnership which holds a wraparound mortgage note receivable. In 2000, IORI purchased nine properties as well as sold seven properties. One $1.5 million mortgage loan was funded during 2000. IORI's real estate portfolio is more fully discussed in ITEM 2. "PROPERTIES."

Business Plan

  IORI's business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate related activities through investments in mortgage loans. IORI's real estate is located in the Pacific, Southeast and Southwest regions of the continental United States. Information regarding IORI's real estate portfolio is set forth in ITEM 2. "PROPERTIES," and in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  IORI's business is not seasonal. Management has determined to continue to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management's plan of operation is to acquire higher class apartment and commercial properties in keeping with the current class of properties in IORI's real estate portfolio. In 2000, IORI began making higher risk, higher reward investments in unimproved land. In 2001, management intends to focus on income producing property acquisitions to maintain a balance between income producing and non-income producing properties. Management does not expect that IORI will seek to fund or acquire additional mortgage loans. IORI may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of IORI's properties.

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

  BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust, which owns BCM and, in such capacity had, until June 2000, substantial contact with the management of BCM and input with respect to its performance of advisory services to IORI. BCM is more fully described in ITEM
10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The
Advisor."

  BCM has been providing advisory services to IORI since March 28, 1989. Renewal of BCM's advisory agreement was approved by the Board of Directors on August 18, 2000. BCM also serves as advisor to Transcontinental Realty Investors, Inc. ("TCI") and Directors of IORI are also directors of TCI. BCM also serves as Advisor to American Realty Investors, Inc. ("ARI"). Karl L. Blaha, President of IORI, also serves as President of ARI, TCI and BCM and the officers of IORI also serve as officers of ARI, TCI and BCM. As of March 2, 2001, ARI and TCI owned approximately 27.1% and 22.8%, respectively, of IORI's outstanding shares of Common Stock and BCM owned approximately 7.1% of IORI's outstanding shares of Common Stock.

  Since February 1, 1990, affiliates of BCM have provided property management services to IORI. Currently Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to IORI. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty Services, Inc. ("GS Realty"), which is a company not affiliated with Mr. Phillips or BCM. Triad subcontracts the property-level management and leasing of IORI's seven office buildings and the two commercial properties owned by real estate partnerships in which IORI and TCI are partners to Regis Realty, Inc. ("Regis"), a related party, which is a company also owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

  Regis also is entitled to receive real estate brokerage commissions in accordance with the terms of a nonexclusive brokerage agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor."

  IORI has no employees. Employees of BCM render services to IORI.

Competition

  The real estate business is highly competitive and IORI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions"), some of which have greater financial resources than those of IORI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property-level managers in areas such as marketing, collection and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and IORI's ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of IORI's properties also are competitive factors.

  To the extent that IORI seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in the same areas as well as aggressive buyers attempting to penetrate or dominate a particular market.

  As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions," the officers and Directors of IORI also serve as officers or directors of certain other entities, also advised by BCM, and which have business objectives similar to those of IORI. IORI's Directors, officers and advisor owe fiduciary duties to such other entities as well as to IORI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, Directors and advisor consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of such entities.

  In addition, as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS---Certain Business Relationships," IORI also competes with other entities which are affiliates of BCM, which may have investment objectives similar to IORI's and that may compete with it in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest which may arise, BCM has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

ITEM 2. PROPERTIES

  IORI's principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for IORI's present operations.

  IORI's real estate portfolio at December 31, 2000, is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" provide certain summary information concerning IORI's real estate portfolio.

  IORI's real estate portfolio consists of 16 owned properties and an investment in two partnerships each of which owns a commercial property. IORI holds a fee simple title to the owned properties. IORI holds one mortgage note receivable, and a partnership in which it is a 40% general partner holds a wraparound mortgage note. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning IORI's real estate and further summary information with respect to its owned properties and its partnership investments.

  IORI's real estate is geographically diverse. At December 31, 2000, IORI held equity investments in apartments and office buildings in the Pacific, Southwest and Southeast regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The majority of IORI's properties are, however, located in California and Texas. At December 31, 2000, IORI held a mortgage note secured by a second lien on 165 acres of unimproved land in The Colony, Texas, as described more specifically under "Mortgage Loans," below.

  At December 31, 2000, one of IORI's properties, the Travelers land parcel, exceeded 10% of IORI's total assets. At December 31, 2000, 92% of IORI's assets consisted of owned properties and less than 1% consisted of investments in partnerships. The remaining 8% of IORI's assets were cash, cash equivalents and other assets. The percentage of IORI's assets invested in any one category is subject to change and no assurance can be given that the composition of IORI's assets in the future will approximate the percentages listed above. See
ITEM 1. "BUSINESS--Business Plan."

  To continue to qualify for federal taxation as a REIT under the Code, IORI is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.

Geographic Regions

  IORI has divided the continental United States into the following geographic regions.

                              [MAP APPEARS HERE]

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

  Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. IORI has 7 apartments and 2 commercial properties in this region.

  Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. IORI has no properties in this region.

  Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. IORI has no properties in this region.

  Pacific region comprised of the states of California, Oregon and Washington. IORI has 4 commercial properties in this region.

  Excluded from above are two parcels of unimproved land in the Southwest Region, as described below.

Real Estate

  At December 31, 2000, 92% of IORI's assets were invested in real estate, on a leveraged basis, in the Pacific, Southeast and Southwest regions of the continental United States. IORI's real estate portfolio consists of 16 owned properties and an investment in two partnerships, each of which owns a commercial property.

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

  IORI has typically invested in developed real estate, although it also may invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board). To the extent that IORI invests in construction and development projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

  In the opinion of management, IORI's properties are adequately covered by insurance.

  The following table sets forth the percentages, by property type and geographic region, (other than two parcels of unimproved land, as described below) of IORI's owned real estate at December 31, 2000.

                                                                      Commercial
   Region                                                  Apartments Properties
   ------                                                  ---------- ----------
   Pacific................................................    -- %        69%
   Southwest..............................................    100         18
   Southeast..............................................    --          13
                                                              ---        ---
                                                              100%       100%
                                                              ===        ===

  The foregoing table is based solely on the number of apartment units and commercial square footage owned and does not reflect the value of IORI's investment in each region. IORI owns two parcels of unimproved land, 1.01 acres and 241 acres, both in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of IORI's real estate.

  A summary of the activity in IORI's owned real estate portfolio during 2000 is as follows:

   Owned properties at January 1, 2000......................................  14
   Properties purchased.....................................................   9
   Properties sold..........................................................   7
                                                                             ---
   Owned properties at December 31, 2000....................................  16
                                                                             ===

  Properties Held for Investment. Set forth below are IORI's owned properties at December 31, 2000, all of which were held for investment and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 2000, 1999 and 1998:

                                                                         Rent Per Square Foot  Occupancy %
                                                                         -------------------- --------------
Property                       Location         Units/ Square Footage     2000   1999   1998  2000 1999 1998
--------                 -------------------- -------------------------- ------ ------ ------ ---- ---- ----
Apartments
Brighton Court.......... Midland, TX             60 Units/90,672 Sq. Ft. $  .53 $    * $    *  93    *    *
Del Mar................. Midland, TX            92 Units/105,348 Sq. Ft.    .50      *      *  98    *    *
Enclave................. Midland, TX             68 Units/89,734 Sq. Ft.    .56      *      *  93    *    *
Meridian................ Midland, TX          280 Units/ 264,000 Sq. Ft.    .41    .46      *  95   69    *
Signature Place......... Midland, TX             57 Units/72,480 Sq. Ft.    .56      *      *  86    *    *
Sinclair Place.......... Midland, TX            114 Units/91,529 Sq. Ft.    .49      *      *  96    *    *
Treehouse............... San Antonio, TX       106 Units/ 88,957 Sq. Ft.    .83    .80    .78  95   96   96

Office Buildings
2010 Valley View........ Farmers Branch, TX               39,568 Sq. Ft.  17.40  16.26  16.50  86   64   19
5600 Mowry.............. Newark, CA                       56,120 Sq. Ft.  24.64  22.94  19.86 100  100   58
Akard Plaza............. Dallas, TX                       42,895 Sq. Ft.  15.46  15.34  13.47  91   92   92
Chuck Yeager............ Chantilly, VA                    60,060 Sq. Ft.  11.21  14.70  13.39  41   41   72
Daley Plaza............. San Diego, CA                   122,795 Sq. Ft.  15.32  14.68  12.53  88   79   74
La Mesa Village......... La Mesa, CA                      92,611 Sq. Ft.  16.87  17.29  16.47  77   88   89
Westlake Village........ Westlake Village, CA             45,500 Sq. Ft.  18.10  16.96  14.44  52   70   79

Land
Frankel................. Midland County, TX                   1.01 Acres
Travelers............... Farmers Branch, TX                    204 Acres

--------
*  Property was purchased in 1999 or 2000.

  In 2000, IORI purchased the following properties:

                                                                                 Net
                                                                      Purchase  Cash     Debt      Interest Maturity
Property                      Location             Units/Acres         Price    Paid   Incurred      Rate     Date
--------                 ------------------ ------------------------- -------- ------- --------    -------- --------
                                                                       (dollars in thousands)
Apartments
Frankel Portfolio(1).... Midland, TX        391 Units/123,184 Sq. Ft. $14,034  $ 3,784 $10,875       9.13%   07/03

Land
Etheredge............... Collin County, TX                74.98 Acres   1,875      391   1,406(2)    10.0%   04/01
Fambrough............... Collin County, TX                75.07 Acres   1,877      592   1,408(2)    10.0%   04/01
Frankel................. Midland County, TX                1.01 Acres      41       43     --         --       --
Travelers............... Farmers Branch, TX                 204 Acres  28,650   13,117  12,000       14.0%   12/01

--------
(1) Frankel portfolio consisted of five apartments: 60 unit Brighton Court, 92 unit Del Mar Villas, 68 unit Enclave, 57 unit Signature Place and 114 unit Sinclair Place.
(2)  Seller financing.

  In 2000, IORI sold the following properties:

                                                                                                   Gain
                                                                     Sales  Net Cash    Debt        on
Property                     Location         Units/Sq.Ft./Acres     Price  Received Discharged    Sale
--------                 ----------------- ------------------------ ------- -------- ----------   ------
                                                                          (dollars in thousands)
Apartments
East Point.............. Mesquite, TX      126 Units/113,138 Sq.Ft. $ 5,575 $ 1,804   $ 3,242     $2,179
La Monte Park........... Houston, TX       128 Units/123,184 Sq.Ft.   5,000   1,066     3,829(1)     903
Renaissance Parc........ Dallas, TX        294 Units/293,654 Sq.Ft.  17,198   4,536    12,265(1)   1,213

Office Buildings
Olympic................. Los Angeles, CA              46,685 Sq.Ft.   8,500   3,811     4,443      1,850
Saratoga................ Saratoga, CA                 89,825 Sq.Ft.  25,000  17,709     6,968     13,056

Land
Etheredge............... Collin County, TX              74.98 Acres   2,341     754     1,406        194
Fambrough............... Collin County, TX              75.07 Acres   2,338     754     1,408        194

--------
(1)  Debt assumed by purchaser.

  Partnership Properties. Set forth below is the commercial property owned by each of the two partnerships in which IORI is an equity investee and the average annual rental rate and occupancy thereof at December 31, 2000, 1999 and 1998:

                                               Rent per Square
                                                     Foot         Occupancy %
                                              ------------------ --------------
Property           Location   Square Footage   2000  1999  1998  2000 1999 1998
--------          ----------- --------------- ------ ----- ----- ---- ---- ----
Shopping Center
Chelsea Square... Houston, TX  70,275 Sq. Ft. $ 9.31 $8.78 $8.58  77  100  100

Office Building
Eton Square...... Tulsa, OK   222,654 Sq. Ft.  10.52  9.77     *  59   87    *

--------
*  Partnership interest was purchased in 1999.

  IORI owns a 36.3% general partner interest and TCI owns a 63.7% limited partner interest in Tri-City Limited Partnership ("Tri-City") which in turn owns Chelsea Square Shopping Center. In February 2000, Tri-City obtained mortgage financing of $2.1 million secured by the previously unencumbered shopping center. Tri-City received net cash of $2.0 million after the funding of required escrows and the payment of various closing costs. The mortgage bore interest at a fixed rate of 10.24% per annum until February 2001 and a variable rate thereafter, currently, 10.0% per annum, requires monthly payments of principal and interest of $20,601 and matures in February 2005. IORI received a distribution of $739,000 of the net financing proceeds.

  IORI owns a 10% limited partner interest and TCI owns a 90% general partner interest in TCI Eton Square, L.P., which owns the Eton Square Building in Tulsa, Oklahoma.

Mortgage Loans

  Prior to 1991, a substantial portion of IORI's assets had been invested in mortgage notes secured by income-producing real estate. IORI's mortgage notes had included first, wraparound and junior mortgage loans. Prior to the third quarter of 2000, management had not been seeking to fund or acquire new mortgage loans, other than those which may have originated in conjunction with IORI's providing purchase money financing of a property sale. See ITEM 1. "BUSINESS." BCM, in its capacity as a mortgage servicer, services the mortgage notes.

  Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

  The following discussion briefly describes the junior mortgage loan funded in 2000.

  In September 2000, IORI funded a $1.5 million loan, secured by a second lien on 165 acres of unimproved land in The Colony, Texas. The loan bears interest at 18.0% per annum, requires monthly payments of interest only and matures in January 2002.

  Partnership mortgage loans. IORI owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates ("NIA"), which holds a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri. IORI received distributions of $25,000 from NIA in 2000, and advanced the partnership $13,000.

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

  The Olive Amendment provided that IORI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with IORI, CMET and TCI, including, but not limited to, the fairness to IORI, CMET and TCI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

  In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive Amendment. In January 2000, the Board engaged another management/compensation consultant to perform the required evaluation again. This evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the Olive Amendment has been fully remedied by the Board's engagement of the second consultant. Although several status conferences on this matter have been held, there has been no court order resolving whether there was any breach of the Olive Amendment.

  In October 2000, plaintiffs' counsel asserted that the stock option agreement to purchase TCI shares, which was entered into by IORI and ARI, an affiliate of IORI, in October 2000 with Gotham Partners, breached a provision of the Modification. As a result of this assertion, IORI assigned all of its rights to purchase the TCI shares under this stock option agreement to ARI.

  The Board believes that the provisions of the Settlement, Modification and the Olive Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling has been appealed to the United States Court of Appeals for the Ninth Circuit by IORI and TCI.

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

   QUARTER ENDED                                            HIGH         LOW
   -------------                                            ----         ---
   March 31, 2001 (through March 2, 2001).................. $  9/5///32/ $7 3/4

   March 31, 2000..........................................   7 1/2       5 1/4
   June 30, 2000...........................................   7 1/2        2
   September 30, 2000......................................  10 1/4       6 3/4
   December 31, 2000.......................................   9 1/4        8

   March 31, 1999..........................................    8          6 3/8
   June 30, 1999...........................................   7 3/4       5 5/8
   September 30, 1999......................................   7 1/8       5 1/8
   December 31, 1999.......................................   5 7/8       4 3/4

  As of March 2, 2001, the closing price of IORI's Common Stock on the AMEX was $8.60 per share.

  As of March 2, 2001, IORI's Common Stock was held by 1,503 holders of record.

  IORI paid dividends in 2000 and 1999 as follows:

                                                                       Amount
     Date Declared         Record Date            Payable Date        Per Share
   -----------------    ------------------     ------------------     ---------
   February 10, 2000    March 15, 2000         March 31, 2000           $.15
   June 6, 2000         June 15, 2000          June 30, 2000             .15
   September 8, 2000    September 19, 2000     September 29, 2000        .15

   March 4, 1999        March 15, 1999         March 31, 1999           $.15
   June 2, 1999         June 14, 1999          June 30, 1999             .15
   September 9, 1999    September 20, 1999     October 5, 1999           .15
   November 22, 1999    December 15, 1999      December 31, 1999         .15

  IORI reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented capital gains and that 100% of the dividends paid in 1999 represented a return of capital.

  On December 5, 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 200,000 shares of IORI's Common Stock. In June 2000, the Board increased this authorization to 300,000 shares. Through December 31, 2000, a total of 218,804 shares had been repurchased at a cost of $1.9 million. 19,900 shares were repurchased in 2000 at a total cost of $134,000.

ITEM 6. SELECTED FINANCIAL DATA

                                    For the Years Ended December 31,
                         --------------------------------------------------------
                            2000        1999       1998        1997       1996
                         ----------  ---------- ----------  ---------- ----------
                                (dollars in thousands, except per share)
EARNINGS DATA
Rents................... $   13,731  $   15,968 $   14,326  $   12,221 $    8,666
Property expense........      6,969       6,768      6,462       5,900      4,358
                         ----------  ---------- ----------  ---------- ----------
Operating income........      6,762       9,200      7,864       6,321      4,308

Interest income.........        319          29        172         266        339
Income (loss) from
 equity partnerships....        (61)        148        113          52         85
                         ----------  ---------- ----------  ---------- ----------
Gain on sale of real
 estate.................     20,878       1,525        180       3,953        --
                         ----------  ---------- ----------  ---------- ----------
                             21,136       1,702        465       4,271        424

Other expense...........     11,104       9,580      9,008       7,275      5,300
                         ----------  ---------- ----------  ---------- ----------
Net income (loss)....... $   16,794  $    1,322 $     (679) $    3,317 $     (568)
                         ==========  ========== ==========  ========== ==========
PER SHARE DATA
Net income (loss)....... $    11.03  $      .87 $     (.44) $     2.18 $     (.37)
                         ==========  ========== ==========  ========== ==========
Dividends per share..... $      .45  $      .60 $      .60  $      .40 $      .40
Weighted average Common
 shares outstanding.....  1,522,510   1,527,386  1,521,832   1,519,888  1,530,008
                                              December 31,
                         --------------------------------------------------------
                            2000        1999       1998        1997       1996
                         ----------  ---------- ----------  ---------- ----------
                                (dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate held for
 investment, net........ $   86,277  $   86,542 $   83,691  $   81,914 $   46,693
Real estate held for
 sale, net..............        --          --         --          --       6,623
Notes and interest
 receivable, net........      1,500         --         --        2,010      1,998
Total assets............     96,519      91,185     88,695      90,309     63,593
Notes and interest
 payable................     54,206      62,852     60,786      61,323     38,957
Stockholders' equity....     39,998      23,991     23,560      25,131     22,381
Book value per share.... $    26.42  $    15.69 $    15.44  $    16.53 $    14.63

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  IORI invests in equity interests in real estate through acquisitions, leases, partnerships and in mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Liability and Capital Resources

  Cash and cash equivalents at December 31, 2000, totaled $2.1 million compared to $722,000 at December 31, 1999. IORI's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings and partnership distributions. Although management anticipates that IORI will generate excess cash from operations in 2001 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

  Net cash used in operating activities was $1.9 million in 2000 as compared to $3.3 million provided by operating activities in 1999. The primary factors affecting cash flow from operating activities are discussed in the following paragraphs.

  Cash flow from property operations (rents collected less payments for property operating expenses) decreased to $6.6 million in 2000 from $9.7 million in 1999. A decrease of $3.2 million was due to the sale of three apartments and two office buildings in 2000. The decrease was offset in part by an increase of $900,000 from the purchase of six apartments in 2000 and 1999.

  Interest collected increased to $310,000 in 2000 from $29,000 in 1999. This increase was due to an increase in short-term investment income and the funding of one mortgage note receivable in 2000.

  Interest paid on notes payable decreased to $5.0 million in 2000 from $5.5 million in 1999. A decrease of $1.6 million in interest payments was due to the sale of five properties in 2000 and one property in 1999. The decrease was offset in part by an increase of $971,000 from the purchase of eight properties in 2000 and 1999. Management believes that interest paid on notes payable will increase as IORI continues to acquire properties on a leveraged basis.

  Advisory and net income fee paid to affiliate increased to $2.6 million in 2000 from $388,000 in 1999. The increase is due to an increase in the net income fee paid due to an increase in IORI's net income, the basis for such fee. The remaining increase was due to an increase in gross assets and no advisory fee refund in 2000. See NOTE 8. "ADVISORY AGREEMENT."

  In 2000, IORI made improvements to its properties totaling $1.9 million, purchased five apartments and four parcels of land for a total of $46.5 million, paying $17.9 million in cash and obtaining mortgage financing of $25.7 million, and sold three apartments, two office buildings and two parcels of land for a total of $66.0 million, receiving net cash of $30.4 million after the payoff of $33.6 million in mortgage debt and the payment of various closing costs.

  In 2000, IORI did not refinance any properties. During 2000, IORI made scheduled mortgage principal payments totaling $18.2 million.

  Scheduled principal payments on notes payable of $14.6 million are due in 2001. For those mortgages that come due in 2001, it is management's intent to either seek an extension of the due dates one or more years, or refinance the debt on a long-term basis, or pay off the debt at maturity, or selectively sell income producing real estate. Management believes it will continue to be successful in obtaining loan extensions and/or refinancings.

  Management expects that funds from existing cash resources, selective sales of income producing properties, refinancing of real estate, and additional borrowings against real estate will be sufficient to meet IORI's cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that IORI's liquidity permits or financing sources are available, management intends to make new real estate investments.

  IORI owns a 36.3% general partner interest in the Tri-City partnership. In 2000, IORI received no distributions from Tri-City's operating cash flow, but did receive a distribution of $739,000 from its financing cash flow and advanced $45,000 to the partnership. IORI owns a 40% general partner interest in the NIA partnership. In 2000, IORI received distributions of $25,000 from NIA and made a $13,000 contribution to the partnership. IORI owns a 10% limited partnership interest in the TCI Eton Square partnership. IORI received no distributions and made no contributions to the partnership in 2000. See
NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

  IORI paid dividends to stockholders totaling $685,000 or $.45 per share in 2000 and $908,000 or $.60 per share in 1999. In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of IORI's Common Stock. The non-payment decision was based on the Board determining that IORI needed to retain cash for acquisitions that are anticipated in 2001 and that IORI had no REIT taxable income that required a distribution.

  In 2000, stockholders purchased 5,037 shares of Common Stock through the dividend reinvestment program for a total of $32,000. IORI repurchased 19,900 shares of Common Stock on the open market in 2000 for a total of $134,000. No shares were repurchased in 1999.

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

Results of Operations

  2000 Compared to 1999. IORI reported net income of $16.8 million in 2000, as compared to net income of $1.3 million in 1999. Net income included gains on sale of real estate of $20.9 million in 2000 and gains on sale of real estate of $1.5 million in 1999. Fluctuations in these and the other components of revenue and expense are discussed in the following paragraphs.

  Rents decreased to $13.7 million in 2000 from $16.0 million in 1999. A decrease of $4.9 million was due to the sale of six income producing properties in 2000 and 1999. The decrease was offset in part by an increase of $1.4 million from the acquisition of six income producing properties in 2000 and fourth quarter of 1999 and an additional $1.2 million was from an increase in occupancy and rental rates at IORI's apartments and office buildings. Rents in 2001 are expected to increase from a full year of operations of the apartments purchased in 2000, and from increased occupancy and rental rates at IORI's office buildings.

  Interest income increased to $319,000 in 2000 from the $29,000 in 1999. This increase was due to an increase in short-term investments, and from the funding of a note receivable in 2000. Interest income is expected to be minimal in 2001.

  Property operations expense increased to $7.0 million in 2000 from $6.8 million in 1999. An increase in property operations expense of $1.7 million was due to six income producing properties being purchased in 2000 and the fourth quarter of 1999, offset by a decrease of $1.6 million from the sale of six income producing properties in 2000 and 1999.

  Interest expense decreased to $5.1 million in 2000 from $5.7 million in 1999. A decrease of $1.6 million was from the sale of eight properties subject to debt in 2000 and 1999 and offset by $1.0 million from the purchase of nine properties in 2000 and 1999. Interest expense in 2001 is expected to decrease from 2000 due to a decrease in outstanding debt.

  Depreciation expense decreased to $2.5 million in 2000 from $2.7 million in 1999. A decrease of $775,000 is from the sale of six properties in 2000 and 1999, offset by an increase of $297,000 from the purchase of five properties in 2000 and 1999 and an increase of $205,000 is from tenant improvements. Depreciation expense in 2001 is expected to approximate 2000.

  Advisory fee to affiliate increased to $664,000 in 2000 from $371,000 in 1999. The increase was attributable to a decrease in the operating expense limitation refund. The advisory fee is expected to approximate 2000. See NOTE
8. "ADVISORY AGREEMENT."

  The net income fee to affiliate increased to $1.4 million in 2000, from $81,000 in 1999. The increase was attributable to the increase in IORI's net income. The net income fee is based on 7.5% of IORI's net income.

  General and administrative expense increased to $1.5 million in 2000 from $747,000 in 1999. This increase was primarily due to an increase in legal fees, consultant fees, taxes and advisor cost reimbursements.

  Equity in income of partnerships was a loss of $61,000 in 2000 compared to income of $148,000. The decrease was due to the sale of two commercial properties by the Tri-City partnership in 1999.

  In 2000, gains on sale of real estate totaling $20.9 million were realized:
$903,000 on the sale of La Monte Park Apartments, $1.2 million on the sale of Renaissance Parc Apartments, $1.9 million on the sale of Olympic Office Building, $13.1 million on the sale of Saratoga Office Building, $2.2 million on the sale of Eastpoint Apartments, $388,000 on the sale of Etheredge and Fambrough land and $1.3 million recognition of a deferred gain. In 1999, IORI recognized gains on sale of real estate totaling $1.5 million, $1.0 million being IORI's equity share of the gain recognized by Tri-City on the sale of two commercial properties, and $490,000 on IORI's sale of Town Center Plaza Shopping Center. See NOTE 2. "REAL ESTATE" and NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

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

  Interest income decreased to $29,000 in 1999 from the $172,000 in 1998. This decrease was due to a decrease in short-term investment income and the August 1998 collection of a note receivable.

  Property operations expense increased to $6.8 million in 1999 from $6.5 million in 1998. This increase was attributable to a full year of operations of an office building construction of which was completed in 1998.

  Interest expense of $5.7 million in 1999 approximated the $5.8 million in 1998.

  Depreciation expense increased to $2.7 million in 1999 from $2.2 million in 1998. This increase was primarily due to an increase in the completion of office building construction.

  Advisory fee increased to $371,000 in 1999 from $329,000 in 1998. Such increase was attributable to an increase in IORI's gross assets, the basis for the fee and a decrease in the operating expense limitation refund. See NOTE 8. "ADVISORY AGREEMENT."

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

  In 1999, IORI recognized gains on sale of real estate totaling $1.5 million, $1.0 million being IORI's equity share of the gain recognized by Tri-City on the sale of two commercial properties, and $490,000 on IORI's sale of Town Center Plaza in November. See NOTE 2. "REAL ESTATE" and NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS." In 1998, IORI recognized gains on sale of real estate totaling $180,000, its equity share of the gain recognized by Tri-City on the sale of two apartments.

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

Taxes

  For the years 1998, 1999 and 2000, IORI elected and in the opinion of management qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To continue to qualify for federal taxation as a REIT, IORI is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. As a REIT, IORI is also required to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property on an annual basis to stockholders.

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

  The following table contains only those exposures that existed at December 31, 2000. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI's ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. (Dollars in thousands.)

Liabilities

Notes payable
Variable interest rate-fair value...................................... $42,344

                           2001     2002     2003     2004   2005   Thereafter  Total
                          -------  -------  -------  ------  -----  ---------- -------
Instrument's
 maturities.............  $14,070  $11,435  $10,433  $2,732  $ --    $   225   $38,895
Instrument's
 amortization...........      303      319      216      82     23     1,510     2,453
  Interest..............    4,215    2,210    1,402     428    183     2,063    10,501
  Average rate..........     11.2%     9.4%     9.2%    9.5%  10.4%     10.4%
Fixed interest rate-fair
 value..................                                                       $11,212
                           2001     2002     2003     2004   2005   Thereafter  Total
                          -------  -------  -------  ------  -----  ---------- -------
Instrument's
 maturities.............  $   --   $   --   $   --   $  --   $ --    $11,178   $11,178
Instrument's
 amortization...........      188      199      186     235    257       340     1,405
  Interest..............    1,119    1,102    1,083   1,063  1,047     1,478     6,892
Average rate............      9.0%     9.0%     9.0%    9.0%   9.0%      9.2%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   18

Consolidated Balance Sheets--December 31, 2000 and 1999..................   19

Consolidated Statements of Operations--Years Ended December 31, 2000,
 1999 and 1998...........................................................   20

Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 2000, 1999 and 1998.....................................................   21

Consolidated Statements of Cash Flows--Years Ended December 31, 2000,
 1999 and 1998...........................................................   22

Notes to Consolidated Financial Statements...............................   24

Schedule III--Real Estate and Accumulated Depreciation...................   35

Schedule IV--Mortgage Loans on Real Estate...............................   37

  All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Income Opportunity Realty Investors, Inc.

  We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  As described in Note 15, Income Opportunity Realty Investors, Inc.'s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate, to meet its liquidity needs.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedules referred to above presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Dallas, Texas
March 15, 2001

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                                (dollars in
                                                                thousands,
                                                                except per
                                                                  share)
                           Assets
Real estate held for investment.............................  $91,837  $96,051
Less--Accumulated depreciation..............................   (5,560)  (9,509)
                                                              -------  -------
                                                               86,277   86,542

Notes receivable............................................    1,500      --
Investment in real estate partnerships......................      141      907
Cash and cash equivalents...................................    2,087      722
Other assets (including $3,862 in 2000 and $107 in 1999 from
 affiliates)................................................    6,514    3,014
                                                              -------  -------
                                                              $96,519  $91,185
                                                              =======  =======
            Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable..................................  $54,206  $62,852
Other liabilities (including $721 in 1999 to affiliates)....    2,315    4,342
                                                              -------  -------
                                                               56,521   67,194
Commitments and contingencies
Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000 shares;
 issued and outstanding 1,514,045 shares in 2000 and
 1,528,908 shares in 1999...................................       15       15
Paid-in capital.............................................   64,772   64,874
Accumulated distributions in excess of accumulated
 earnings...................................................  (24,789) (40,898)
                                                              -------  -------
                                                               39,998   23,991
                                                              -------  -------
                                                              $96,519  $91,185
                                                              =======  =======


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Years Ended December
                                                              31,
                                                 ------------------------------
                                                   2000       1999      1998
                                                 ---------  --------- ---------
                                                 (dollars in thousands, except
                                                          per share)
Property revenue
 Rents.......................................... $  13,731  $  15,968 $  14,326
Property expense
 Property operations (including $602 in 2000,
  $618 in 1999 and $634 in 1998 to affiliates
  and related parties)..........................     6,969      6,768     6,462
                                                 ---------  --------- ---------
Operating income................................     6,762      9,200     7,864

Other income
 Interest.......................................       319         29       172
 Income (loss) from equity partnerships.........       (61)       148       113
 Gain on sale of real estate....................    20,878      1,525       180
                                                 ---------  --------- ---------
                                                    21,136      1,702       465
Other expense
 Interest.......................................     5,079      5,658     5,756
 Depreciation...................................     2,450      2,723     2,168
 Advisory fee to affiliate......................       664        371       329
 Net income fee to affiliate....................     1,362         81       --
 General and administrative (including $287 in
  2000, $260 in 1999 and $228 in 1998 to
  affiliate)....................................     1,549        747       755
                                                 ---------  --------- ---------
                                                    11,104      9,580     9,008
                                                 ---------  --------- ---------
Net income <loss>............................... $  16,794  $   1,322 $   <679>
                                                 =========  ========= =========
Earnings per share
 Net income <loss>.............................. $   11.03  $     .87 $   <.44>
                                                 =========  ========= =========
Weighted average shares of Common Stock used in
 computing earnings per share................... 1,522,510  1,527,386 1,521,832
                                                 =========  ========= =========



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Accumulated
                                                    Distributions
                           Common Stock             in Excess of
                         ----------------- Paid-in   Accumulated  Stockholders'
                          Shares    Amount Capital    Earnings       Equity
                         ---------  ------ -------  ------------- -------------
                                (dollars in thousands, except shares)
Balance, January 1,
 1998................... 1,519,888   $ 15  $64,804    $(39,688)      $25,131
Sale of Common Stock
 under dividend
 reinvestment plan......     6,155    --        53         --             53
Dividends ($.60 per
 share).................       --     --       --         (945)         (945)
Net (loss)..............       --     --       --         (679)         (679)
                         ---------   ----  -------    --------       -------
Balance, December 31,
 1998................... 1,526,043     15   64,857     (41,312)       23,560
Sale of Common Stock
 under dividend
 reinvestment plan......     2,865    --        17         --             17
Dividends ($.60 per
 share).................       --     --       --         (908)         (908)
Net income..............       --     --       --        1,322         1,322
                         ---------   ----  -------    --------       -------
Balance, December 31,
 1999................... 1,528,908     15   64,874     (40,898)       23,991
Sale of Common Stock
 under dividend
 reinvestment plan......     5,037    --        32         --             32
Repurchase of Common
 Stock..................   (19,900)   --      (134)        --           (134)
Dividends ($.45 per
 share).................       --     --       --         (685)         (685)
Net income..............       --     --       --       16,794        16,794
                         ---------   ----  -------    --------       -------
Balance, December 31,
 2000................... 1,514,045   $ 15  $64,772    $(24,789)      $39,998
                         =========   ====  =======    ========       =======



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                           December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                      (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................... $13,638  $16,065  $14,326
 Interest collected..................................     310       29      182
 Interest paid.......................................  (5,036)  (5,458)  (5,540)
 Payments for property operations (including $602 in
  2000, $618 in 1999 and $634 in 1998 to affiliate
  and related party).................................  (7,068)  (6,325)  (6,427)
 Advisory and net income fee paid to affiliate.......  (2,576)    (388)    (534)
 General and administrative expenses paid (including
  $287 in 2000, $260 in 1999 and $228 in 1998 to
  affiliate).........................................  (1,185)    (793)    (798)
 Distributions from equity partnerships' operating
  cash flow..........................................      25      155      181
 Escrow funding......................................     --       --      (135)
 Other...............................................     --        34     (259)
                                                      -------  -------  -------
   Net cash provided by (used in) operating
    activities.......................................  (1,892)   3,319      996

Cash Flows from Investing Activities
 Acquisition of interest in equity partnership.......     --      (384)     --
 Funding of equity partnerships......................     (58)     (39)      (8)
 Real estate improvements............................  (1,947)  (2,199)  (3,945)
 Acquisition of real estate (including $1,514 in 2000
  and $337 in 1999 to affiliate and related party)... (37,334)  (5,287)     --
 Proceeds from sale of real estate...................  43,393    2,673      --
 Distributions from equity partnership's investing
  cash flow..........................................     --     2,027      399
 Funding of note receivable..........................  (1,500)
 Collection of note receivable.......................     --       --     2,000
                                                      -------  -------  -------
   Net cash provided by (used in) investing
    activities.......................................   2,554   (3,209)  (1,554)


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                             For the Years Ended December 31,
                                             -----------------------------------
                                                2000         1999        1998
                                             -----------  ----------  ----------
                                                  (dollars in thousands)
Cash Flows from Financing Activities
 Proceeds from notes payable...............  $    22,875  $   10,778  $      800
 Payments on notes payable.................      (18,153)     (8,681)     (1,422)
 Deferred financing costs..................          172        (258)        (25)
 Distributions from equity partnership's
  financing cash flow......................          739         --          --
 Sale of Common Stock under dividend
  reinvestment plan........................           32          17          53
 Dividends to stockholders.................         (685)       (908)       (945)
 Repurchase of Common Stock................         (134)        --          --
 Payments (to) from advisor................       (4,143)       (439)      1,055
                                             -----------  ----------  ----------
   Net cash provided by (used in) financing
    activities.............................          703         509        (484)
                                             -----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents...............................        1,365         619      (1,042)
Cash and cash equivalents, beginning of
 year......................................          722         103       1,145
                                             -----------  ----------  ----------
Cash and cash equivalents, end of year.....  $     2,087  $      722  $      103
                                             ===========  ==========  ==========

Reconciliation of net income (loss) to net
 cash provided by (used in) operating
 activities
 Net income (loss).........................  $    16,794  $    1,322  $     (679)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
  Depreciation and amortization............        2,450       2,967       2,297
  Gain on sale of real estate..............      (20,878)     (1,525)       (180)
  Equity in (income) loss of partnerships..           61        (148)       (113)
  Distributions from equity partnerships'
   operating cash flow.....................           25         155         181
  Decrease in interest receivable..........          --          --           17
  (Increase) decrease in other assets......          338         127        (102)
  Increase (decrease) in interest payable..          (87)        (44)         80
  Increase (decrease) in other
   liabilities.............................         (595)        465        (505)
                                             -----------  ----------  ----------
   Net cash provided by (used in) operating
    activities.............................  $    (1,892) $    3,319  $      996
                                             ===========  ==========  ==========
Schedule of noncash investing and financing
 activities
 Notes payable from purchase of real
  estate...................................  $     2,814  $      --   $      --
 Notes payable assumed by buyer on sale of
  real estate..............................       16,094         --          --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. and consolidated entities were prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

  Certain balances for 1999 and 1998 have been reclassified to conform to the 2000 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and business. Income Opportunity Realty Investors, Inc. ("IORI") is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. IORI invests in real estate through direct ownership, leases and partnerships and it also may invest in mortgage loans on real estate.

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

  Investment in noncontrolled partnerships. The equity method is used to account for investments in partnerships which IORI does not control. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the partnership's operating income and any additional advances and decreased by a proportionate share of the partnership's operating losses and distributions received.

  Operating segments. Management has determined reportable operating segments to be those that are used for internal reporting purposes which disaggregates operations by type of real estate.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  Fair value of financial instruments. The following assumptions were used in estimating the fair value of notes receivable and payable. For notes receivable the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For notes payable the fair value was estimated using year end interest rates for mortgages with similar terms and maturities.

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

NOTE 2. REAL ESTATE

  In 2000, the following properties were purchased:

                                                        Purchase Net Cash   Debt      Interest Maturity
Property                      Location      Units/Acres  Price     Paid   Incurred      Rate     Date
--------                      --------      ----------- -------- -------- --------    -------- --------
Apartments
Frankel Portfolio(1).... Midland, TX          391 Units $14,034  $ 3,784  $10,875       9.13%   07/03

Land
Etheredge............... Collin County, TX  74.98 Acres   1,875      391    1,406(2)    10.0    04/01
Fambrough............... Collin County, TX  75.07 Acres   1,877      592    1,408(2)    10.0    04/01
Frankel................. Midland County, TX  1.01 Acres      41       43      --         --       --
Travelers............... Farmers Branch, TX   204 Acres  28,650   13,117   12,000       14.0    12/01

--------
(1) The Frankel portfolio consisted of five apartments: 60 unit Brighton Court, 92 unit Del Mar Villas, 68 unit Enclave, 57 unit Signature Place and 114 unit Sinclair Place.
(2)  Seller financing.

  In 2000, the following properties were sold:

                                                                                              Gain
                                                                Sales  Net Cash    Debt        on
Property                     Location      Units/ Sq.Ft./Acres  Price  Received Discharged    Sale
--------                     --------      ------------------- ------- -------- ----------   ------
Apartments
East Point.............. Mesquite, TX             126 Units    $ 5,575  $1,804   $ 3,242     $2,179
La Monte Park........... Houston, TX              128 Units      5,000   1,066     3,829(1)     903
Renaissance Parc........ Dallas, TX               294 Units     17,198   4,536    12,265(1)   1,213

Office Buildings
Olympic................. Los Angeles, CA     46,685 Sq. Ft.      8,500   3,811     4,443      1,850
Saratoga................ Saratoga, CA        89,825 Sq. Ft.     25,000  17,709     6,968     13,056

Land
Etheredge............... Collin County, TX      74.98 Acres      2,341     754     1,406        194
Fambrough............... Collin County, TX      75.07 Acres      2,338     754     1,408        194

--------
(1)  Debt assumed by purchaser.

In 1999, the following property was purchased:

                                               Purchase Net Cash   Debt   Interest Maturity
Property                  Location     Units    Price     Paid   Incurred   Rate     Date
--------                  --------   --------- -------- -------- -------- -------- --------
Apartment
Meridian................ Midland, TX 280 Units  $5,375   $2,401   $2,992    8.85%   12/04

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

In 1999, the following property was sold:

                                                       Sales  Net Cash    Debt    Gain on
Property                    Location       Sq. Ft.     Price  Received Discharged  Sale
--------                 -------------- -------------- ------ -------- ---------- -------
Shopping Center
Town Center............. Boca Raton, FL 23,518 Sq. Ft. $3,200  $1,505    $1,168    $490

  Concentration of investment risk. IORI has a high concentration of investment risk on properties in the Southwest region of the United States. This risk includes, but is not limited to changes in local economic conditions, changes in real estate and zoning laws, increases in real estate taxes, floods, tornados and other acts of God and other factors beyond the control of management. In the opinion of management, this investment risk is partially mitigated by the diversification of property types in other geographical regions of the United States, management's review of additional investments, acquisitions in other areas and by insurance.

NOTE 3. NOTES AND INTEREST RECEIVABLE

  In September 2000, IORI funded a $1.5 million loan secured by a second lien on 165 acres of unimproved land in The Colony, Texas. The loan bears interest at 18.0% per annum, requires monthly payments of interest only and matures in January 2002. The loan had an estimated fair value at December 31, 2000, equal to its principal balance of $1.5 million.

NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS

  Investments in equity method partnerships consisted of the following:

                                                                    2000   1999
                                                                    -----  ----
   Tri-City Limited Partnership ("Tri-City")....................... $(572) $194
   Nakash Income Associates ("NIA")................................   343   316
   TCI Eton Square, L.P. ("Eton Square")...........................   370   397
                                                                    -----  ----
                                                                    $ 141  $907
                                                                    =====  ====

  IORI owns a 36.3% general partner interest in Tri-City, which at December 31, 2000, owned a shopping center in Houston, Texas. Transcontinental Realty Investors, Inc. ("TCI") owns a 63.7% limited partner interest in Tri-City. In February 2000, Tri-City obtained mortgage financing of $2.1 million secured by the previously unencumbered shopping center. Tri-City received net cash of $2.0 million after the funding of required escrows and the payment of various closing costs. The mortgage bore interest at a fixed rate of 10.24% per annum until February 2001 and currently, 10.0% per annum thereafter, requires monthly payments of principal and interest of $20,601 and matures in February 2005. IORI received a distribution of $739,000 of the net financing proceeds. In 1999, Tri-City sold a shopping center in Ft. Worth, Texas, and an office building in Carrollton, Texas, for a total of $7.2 million, receiving net cash of $5.4 million after paying off $1.3 million in mortgage debt and the payment of various closing costs. IORI received a distribution of $2.1 million of the net cash. Tri-City recognized gains of $2.9 million on the sales of which IORI's equity share was $1.0 million.

  IORI also owns a 40% general partner interest in NIA. NIA's only asset is a wraparound mortgage note receivable secured by a shopping center in Maulden, Missouri. TCI owns the remaining 60% general partner interest in NIA.

  In September 1999, IORI invested $384,000 for a 10% limited partner interest in Eton Square, which purchased the 222,654 sq. ft. Eton Square Building in Tulsa, Oklahoma, for $14.0 million, paying $3.6 million

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

in cash and obtaining mortgage financing of $10.5 million. TCI owns a 90% general partner interest in Eton Square.

 Set forth below are summarized financial data for the partnerships accounted for using the equity method:

                                                          2000      1999
                                                        --------  --------
   Notes receivable.................................... $    902  $    902
   Real estate, net of accumulated depreciation
    ($3,342 in 2000 and $1,600 in 1999)                   17,788    17,936
   Other assets........................................      190       526
   Notes payable.......................................  (12,945)  (11,134)
   Other liabilities...................................     (652)     (734)
                                                        --------  --------
   Partners' capital................................... $  5,283  $  7,496
                                                        ========  ========

  IORI's share of the equity partnerships' capital was $892,000 in 2000 and $1.7 million in 1999.

                                                    2000      1999     1998
                                                   -------  --------  -------
   Rents.......................................... $ 2,561  $  1,873  $ 2,116
   Interest income................................     156       156      156
   Interest expense...............................  (1,165)     (375)    (260)
   Property operations expense....................  (1,197)     (781)  (1,077)
   Depreciation...................................    (570)     (371)    (483)
                                                   -------  --------  -------
   Income (loss) before gains on sale of real
    estate........................................    (215)      502      452
   Gain on sale...................................     --      2,851      496
                                                   -------  --------  -------
   Net income (loss).............................. $  (215) $  3,353  $   948
                                                   =======  ========  =======

  IORI's equity share of:

                                                    2000      1999     1998
                                                   -------  --------  -------
   Income (loss) before gains on sale of real es-
    tate.......................................... $   (61) $    148  $   113
   Gain on sale of real estate....................     --      1,035      180
                                                   -------  --------  -------
   Net income (loss).............................. $   (61) $  1,183  $   293
                                                   =======  ========  =======

NOTE 5. NOTES AND INTEREST PAYABLE

  Notes and interest payable consisted of the following:

                                                   2000              1999
                                             ----------------- -----------------
                                             Estimated         Estimated
                                               Fair     Book     Fair     Book
                                               Value    Value    Value    Value
                                             --------- ------- --------- -------
   Notes payable............................  $53,556  $53,931  $62,548  $62,490
                                              =======           =======
   Interest payable.........................               275               362
                                                       -------           -------
                                                       $54,206           $62,852
                                                       =======           =======

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  Scheduled notes payable principal payments are due as follows:

   2001................................................................. $14,561
   2002.................................................................  11,953
   2003.................................................................  10,835
   2004.................................................................   3,049
   2005.................................................................     280
   Thereafter...........................................................  13,253
                                                                         -------
                                                                         $53,931
                                                                         =======

  Notes payable at December 31, 2000, bear interest at rates ranging from 7.75% to 14.0% and mature between 2001 and 2025. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $86.3 million.

  In 1999, mortgage debt totaling $7.8 million, secured by an apartment and two office buildings was refinanced. Net cash of $440,000 was received from the refinancings, after the payoff of $6.6 million in existing mortgage debt, the funding of escrows and the payment of various closing costs. The mortgages bear interest rates ranging from 7.95% to 10.39% per annum, require monthly payments of principal and interest totaling $61,622 and mature between August 2002 and January 2025.

NOTE 6. DIVIDENDS

  Dividends were paid of $685,000 ($.45 per share) in 2000, $908,000 ($.60 per share) in 1999 and $945,000 ($.60 per share) in 1998.

  It was reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented capital gains and that 100% of the dividends paid in 1999 and 1998 represented a return of capital.

  In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of IORI's Common Stock. The non-payment decision was based on the Board determining that IORI needed to retain cash for acquisitions that are anticipated in 2001 and that IORI had no REIT taxable income that required a distribution.

NOTE 7. RENTS UNDER OPERATING LEASES

  Operations include the leasing of office buildings. The leases thereon expire at various dates through 2009. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 2000:

   2001................................................................. $ 6,196
   2002.................................................................   5,025
   2003.................................................................   4,434
   2004.................................................................   3,251
   2005.................................................................   2,682
   Thereafter...........................................................   1,252
                                                                         -------
                                                                         $22,840
                                                                         =======

NOTE 8. ADVISORY AGREEMENT

  Basic Capital Management, Inc. ("BCM"), an affiliate, has served as advisor to IORI since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

representative of his children's trust which owns BCM and, in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to its performance of advisory services to IORI.

  Renewal of the Advisory Agreement with BCM, was approved by the Board of Directors on August 18, 2000. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders, but do require approval of the Board of Directors.

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

  The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals other than legal counsel. The Advisory Agreement provides that BCM shall be deemed to be in a fiduciary relationship to the stockholders and contains a broad standard governing BCM's liability for losses incurred by IORI.

  The Advisory Agreement provides for BCM to be responsible for IORI's day-to-day operations and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan. BCM or an affiliate of BCM also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing of IORI's properties. In addition, BCM receives reimbursement of certain expenses incurred by it, in the performance of advisory services for IORI.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to IORI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IORI.

  Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by BCM if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require BCM to refund $289,000 and $336,000, of the 1999 and 1998 annual advisory fee, respectively. BCM was not required to refund any of its 2000 advisory fees.

  Additionally, if management was to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 9. "PROPERTY MANAGEMENT," Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, provides property management services and, as discussed in NOTE 10. "REAL ESTATE BROKERAGE," Regis Realty, Inc. ("Regis"), a related party, provides, on a non-exclusive basis, brokerage services.

  BCM may assign the Advisory Agreement only with the prior consent of IORI.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 9. PROPERTY MANAGEMENT

  Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on the residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the property-level management services at various rates. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty Services, Inc. ("GS Realty"), a related party, which is a company not affiliated with Mr. Phillips or BCM. Triad subcontracts the property-level management and leasing of IORI's seven office buildings and the commercial property owned by each of Tri-City and Eton Square, to Regis, a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 10. REAL ESTATE BROKERAGE

  Regis also provides brokerage services on a non-exclusive basis. Regis is entitled to receive a commission for property purchases and sales in accordance with a sliding scale of total brokerage fees to be paid.

NOTE 11. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

  Fees and cost reimbursements to BCM and its affiliates:

                                                             2000   1999  1998
                                                            ------ ------ ----
   Fees
    Advisory............................................... $  664 $  371 $329
    Net income.............................................  1,362     81  --
    Real estate brokerage..................................    --     337  --
    Property acquisition...................................    417    --   --
    Mortgage brokerage and equity refinancing..............    --      78    8
    Property and construction management and leasing
     commissions*..........................................    --     618  634
                                                            ------ ------ ----
                                                            $2,443 $1,485 $971
                                                            ====== ====== ====
   Cost reimbursements..................................... $  287 $  260 $228
                                                            ====== ====== ====

  Fees paid to GS Realty, a related party to IORI.

                                                                          2000
                                                                         ------
   Fees
    Property acquisition................................................ $  925
    Real estate brokerage...............................................  1,514
    Property and construction management and leasing commissions*.......    602
                                                                         ------
                                                                         $3,041
                                                                         ======

--------
* Net of property management fees paid to subcontractors, other than Regis, and affiliates of BCM.

NOTE 12. INCOME TAXES

  For the years 2000, 1999 and 1998, IORI has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  IORI had net income for federal income tax purposes before the application of operating loss carryforwards in 2000 and net losses for federal income tax purposes in 1999 and 1998. Therefore, IORI recorded no provision for income taxes. IORI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2000, IORI's tax basis in its net assets exceeded their basis for financial statement purposes by $1.9 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes and IORI would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 2000, IORI had tax net operating loss carryforwards of $1.7 million expiring through the year 2019.

  As a result of IORI's election to be treated as a REIT for income tax purposes and its intention to distribute its REIT taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 13. OPERATING SEGMENTS

  Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and previous deferred gains on sale of real estate totaling $1.5 million and $1.7 million for 2000 and 1999, respectively. Expenses that are not reflected in the segments are general and administrative expenses, non-segment interest expense and advisory incentive sales and net income fees totaling $3.6 million and $1.2 million for 2000 and 1999, respectively. Excluded from operating segment assets are assets of $10.2 million at December 31, 2000, and $4.6 million at December 31, 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

  Presented below is the operating income of each operating segment.

                                                 Commercial
                                         Land    Properties Apartments  Total
                                        -------  ---------- ---------- -------
2000
Rents.................................. $   --    $ 8,200    $ 5,531   $13,731
Property operating expenses............       9     3,786      3,174     6,969
                                        -------   -------    -------   -------
Operating income (loss)................ $    (9)  $ 4,414    $ 2,357   $ 6,762
                                        =======   =======    =======   =======
Depreciation........................... $   --    $ 1,851    $   599   $ 2,450
Interest...............................     186     3,131      1,762     5,079
Real estate improvements...............     --      1,935         12     1,947
Assets.................................  24,892    39,262     22,122    86,276

Property Sales
Sales price............................ $ 4,679   $33,500    $27,773   $65,952
Cost of sale...........................   4,291    18,594     23,477    46,362
                                        -------   -------    -------   -------
Gain on sale........................... $   388   $14,906    $ 4,296   $19,590*
                                        =======   =======    =======   =======

--------
* Excludes a $1.3 million deferred gain on the sale of a property to an affiliate, on the affiliate's subsequent resale of the property.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                                  Commercial
                                                  Properties Apartments  Total
                                                  ---------- ---------- -------
1999
Rents............................................  $ 10,639   $ 5,329   $15,968
Property operating expenses......................     4,394     2,374     6,768
                                                   --------   -------   -------
Operating income.................................  $  6,245   $ 2,955   $ 9,200
                                                   ========   =======   =======
Depreciation.....................................  $  2,111   $   612   $ 2,723
Interest.........................................     3,802     1,856     5,658
Real estate improvements.........................     2,199       --      2,199
Assets...........................................    56,566    29,976    86,542

                                                  Commercial
                                                  Properties             Total
                                                  ----------            -------
Property Sales
Sales price......................................  $  3,200             $ 3,200
Cost of sale.....................................     2,710               2,710
                                                   --------             -------
Gain on sale.....................................  $    490             $   490
                                                   ========             =======

                                                  Commercial
                                                  Properties Apartments  Total
                                                  ---------- ---------- -------
1998
Rents............................................  $  9,058   $ 5,268   $14,326
Property operating expenses......................     3,852     2,610     6,462
                                                   --------   -------   -------
Operating income.................................  $  5,206   $ 2,658   $ 7,864
                                                   ========   =======   =======
Depreciation.....................................  $  1,573   $   595   $ 2,168
Interest.........................................     3,898     1,858     5,756
Real estate improvements.........................     3,907        38     3,945
Assets...........................................    58,793    24,898    83,691

NOTE 14. QUARTERLY DATA

  The following is a tabulation of quarterly results of operations for the years 2000 and 1999 (unaudited).

                                               Three Months Ended
                                    ------------------------------------------
                                    March 31 June 30  September 30 December 31
                                    -------- -------  ------------ -----------
2000
Rents..............................  $4,115  $ 3,623     $2,994      $ 2,999
Property expense...................   1,848    1,771      1,667        1,683
                                     ------  -------     ------      -------
  Operating income.................   2,267    1,852      1,327        1,316

Interest income....................       7       91        108          113
Income (loss) in equity
 partnerships......................     (46)     (23)        (2)          10
Gain on sale of real estate........     903   16,119      3,856          --
                                     ------  -------     ------      -------
                                        864   16,187      3,962          123

Other expense......................   2,539    3,597      2,401        2,567
                                     ------  -------     ------      -------
Net income (loss)..................  $  592  $14,442     $2,888      $(1,128)
                                     ======  =======     ======      =======
Earnings per share
Net income (loss)..................  $  .39  $  9.43     $ 1.88      $  (.67)
                                     ======  =======     ======      =======

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

  In the first quarter of 2000, the La Monte Park Apartments were sold, a gain on sale of real estate of $903,000 was recognized. In the second quarter of 2000, gains on sale of real estate totaling $16.1 million were recognized on the sale of Renaissance Parc Apartments, Olympic Office Building and Saratoga Office Building. In the third quarter of 2000, gains on sale of real estate totaling $2.6 million were recognized on the sale of the Fambrough and Etheredge land, Eastpoint Apartments and a $1.3 million deferred gain also was recognized on the sale of a property by an affiliate, which it had previously purchased from IORI.

                                                Three Months Ended
                                     -----------------------------------------
                                     March 31 June 30 September 30 December 31
                                     -------- ------- ------------ -----------
1999
Rents...............................  $3,728  $4,089     $4,199      $3,952
Property expense....................   1,672   1,622      1,783       1,691
                                      ------  ------     ------      ------
  Operating income..................   2,056   2,467      2,416       2,261

Interest income.....................       7       6         10           6
Income (loss) in equity
 partnerships.......................      52      39         28          29
Gain on sale of real estate.........     --      213        822         490
                                      ------  ------     ------      ------
                                          59     258        860         525
Other expense.......................   2,336   2,480      2,497       2,267
                                      ------  ------     ------      ------
Net income (loss)...................  $ (221) $  245     $  779      $  519
                                      ======  ======     ======      ======
Earnings per share
Net income (loss)...................  $ (.14) $  .16     $  .51      $  .34
                                      ======  ======     ======      ======

  In the second quarter of 1999, a gain on sale of real estate of $213,000 was recognized, IORI's share of the gain recognized by Tri-City, an equity partnership. In the third quarter of 1999, a gain on sale of real estate of $822,000 was recognized, IORI's share of the gain recognized by Tri-City. In the fourth quarter of 1999, a gain on sale of real estate of $490,000 was recognized from the sale of the Town Center Shopping Center. See NOTE 2. "REAL ESTATE" and NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

NOTE 15. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

  Olive Litigation. In February 1990, IORI, together with National Income Realty Trust, Continental Mortgage and Equity Trust ("CMET") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

  On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Olive Amendment"). The Olive Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

  The Olive Amendment provided that IORI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with IORI, CMET and TCI, including, but not limited to, the fairness to IORI, CMET and TCI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

  In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

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

  In October 2000, plaintiffs' counsel asserted that the stock option agreement to purchase TCI shares, which was entered into by IORI and an affiliate of IORI, American Realty Investors, Inc. ("ARI"), in October 2000 with Gotham Partners, breached a provision of the Modification. As a result of this assertion, IORI assigned all of its rights to purchase the TCI shares under this stock option agreement to ARI.

  The Board believes that all provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling has been appealed to the United States Court of Appeals for the Ninth Circuit by IORI and TCI.

  Liquidity. Although management anticipates that IORI will generate excess cash from operations in 2001, due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

  Other Litigation. IORI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

NOTE 16. SUBSEQUENT EVENTS

  In the first quarter of 2001, IORI increased its mortgage obligation secured by the 60,060 sq. ft., Chuck Yeager Office Building in Chantilly, Virginia, to $5.0 million from $2.0 million. IORI received $2.9 million in net proceeds after paying various lending fees. The new mortgage bears interest at 9.5% per annum, until February 2002, and at a variable rate thereafter, requires monthly payments of principal and interest of $22,126 and matures January 2004.

                                                                    SCHEDULE III

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000

                                                                    Gross Amount
                               Initial Cost                  Carried at End of Year(1)
                           --------------------             ----------------------------
                                                                                                                       Life on
                                                                                                                        Which
                                                   Cost                                                              Depreciation
                                                Capitalized                              Accumu-                      in Latest
                                                Subsequent                                lated    Date of           Statement of
                   Encum-           Building &      to               Building &          Depreci- Construc-   Date   Operation is
Property/Location  brances  Land   Improvements Acquisition  Land   Improvements  Total   ation     tion    Acquired   Computed
-----------------  ------- ------- ------------ ----------- ------- ------------ ------- -------- --------- -------- ------------
                                                               (dollars in thousands)
Properties Held
For Investment
Apartments
Brighton Court,
Midland, TX.....   $ 2,490 $   339   $ 3,051      $   --    $   339   $ 3,051    $ 3,390  $   44    1983     06/00      40 years
Del Mar,
Midland, TX.....     2,382     324     2,919         --         324     2,919      3,243      42    1983     06/00      40 years
Enclave,
Midland, TX.....     2,382     324     2,919         --         324     2,919      3,243      42    1983     06/00      40 years
Meridian,
Midland, TX.....     2,949   1,138     4,552         --       1,138     4,552      5,691     124    1983     12/99      40 years
Signature Place,
Midland, TX.....     1,949     265     2,388         --         265     2,388      2,654      35    1983     06/00      40 years
Sinclair Place,
Midland, TX.....     1,624     221     1,990         --         221     1,990      2,211      29    1983     06/00      40 years
Treehouse, San
Antonio, TX.....     2,673     375     2,124         258        375     2,382      2,757     749    1975     09/89    5-40 years
Office Buildings
2010 Valley
View, Farmers
Branch, TX......     1,832     120       479       2,981        120     3,460      3,580     460    1998     09/97    5-40 years
5600 Mowry,
Newark, CA......     4,165   1,263     5,054         653      1,263     5,707      6,970     714    1987     12/97    3-40 years
Akard Plaza,
Dallas, TX......     2,068     734     2,936         420        734     3,356      4,089     306    1984     12/97    5-40 years
Chuck Yeager,
Chantilly, VA...     2,070   1,080     4,321       1,342      1,080     5,663      6,743     672    1991     01/97    5-40 years
Daley Plaza, San
Diego, CA.......     6,766   1,502     6,008       1,427      1,502     7,435      8,938   1,259    1987     09/96    2-40 years
La Mesa Village,
La Mesa, CA.....     5,744   1,709     6,836         549      1,709     7,385      9,094     784    1991     05/97    5-40 years
Westlake
Village,
Westlake
Village, CA.....     2,837     831     3,324         185        831     3,509      4,342     300    1982     11/97    5-40 years
Land
Frankel, Midland
County, TX......       --       44       --          --          44       --          44     --      --      06/00      40 years
Travelers,
Farmers Branch,
TX..............    12,000  24,848       --          --      24,848       --      24,848     --      --      06/00      40 years
                   ------- -------   -------      ------    -------   -------    -------  ------
                   $53,931 $35,117   $48,901      $7,815    $35,117   $56,716    $91,837  $5,560
                   ======= =======   =======      ======    =======   =======    =======  ======

----
(1)  The aggregate cost for Federal income tax purposes is $92.0 million.

                                                                    SCHEDULE III
                                                                     (Continued)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                       2000     1999     1998
                                                     --------  -------  -------
                                                      (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,............................... $ 96,051  $91,070  $87,125
 Additions
  Acquisitions and Improvements.....................   45,577    7,890    3,945
 Deductions
  Sale of real estate...............................  (49,791)  (2,909)     --
                                                     --------  -------  -------
Balance at December 31,............................. $ 91,837  $96,051  $91,070
                                                     ========  =======  =======
Reconciliation of Accumulated Depreciation
Balance at January 1,............................... $  9,509  $ 7,379  $ 5,211
 Additions
  Depreciation......................................    2,450    2,723    2,168
 Deductions
  Sale of real estate...............................   (6,399)    (593)     --
                                                     --------  -------  -------
Balance at December 31,............................. $  5,560  $ 9,509  $ 7,379
                                                     ========  =======  =======

                                                                     SCHEDULE IV

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2000

                                                                                                      Principal Amount of
                                 Final                                                   Carrying       Loans Subject to
                       Interest Maturity                           Prior  Face Amount     Amounts     Delinquent Principal
     Description         Rate     Date    Periodic Payment Terms   Liens  of Mortgage of Mortgage (1)     or Interest
     -----------       -------- -------- ------------------------- ------ ----------- --------------- --------------------
                                                                                   (dollars in thousands)
Junior Mortgage Loans
JNC Enterprises,
Ltd. ................    18.0%   01/02   Interest only payments of $9,000   $1,500        $1,500             $   --
                                              $22,500 due monthly.
Secured by 165 acres
of land in The Colo-
ny, TX. .............                                              $9,000   $1,500        $1,500             $1,500

----
(1) The aggregate cost for federal income tax purposes is $1.5 million.

                                                                     SCHEDULE IV
                                                                     (Continued)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                             2000  1999  1998
                                                            ------ ---- -------
                                                                (dollars in
                                                                thousands)
Balance at January 1,...................................... $  --  $--  $ 2,010
Additions
  New mortgage loans.......................................  1,500  --      --
Deductions
  Collections of principal.................................    --   --   (2,010)
                                                            ------ ---- -------
Balance at December 31,.................................... $1,500 $--  $   --
                                                            ====== ==== =======

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

  TED P. STOKELY: Age 67, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

    General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; and Director (since April 1990) and Chairman of the Board (since January 1995) of Transcontinental Realty Investors, Inc. ("TCI").


  R. DOUGLAS LEONHARD: Age 64, Director (Independent) (since January 1998).

    Director (since November 1998) and Chairman (since October 1999) of Optel, Inc.; Senior Vice President (1986 to 1997) of LaCantera Development Company, a wholly-owned subsidiary of USAA; and Director (since January
  1998) of TCI.

  MARTIN L. WHITE: Age 61, Director (Independent) (since January 1995).

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

  EDWARD G. ZAMPA: Age 65, Director (Independent) (since January 1995).

    General Partner (since 1976) of Edward G. Zampa and Company; and Director (since January 1995) of TCI.

Board Committees

  The Board of Directors held 16 meetings during 2000. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

  The Board of Directors has an Audit Committee, the function of which is to review IORI's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Leonhard and White. The Audit Committee met four times during 2000.

  The Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

  The following persons currently serve as executive officers of IORI: Karl L. Blaha, President; Mark W. Branigan, Executive Vice President and Chief Financial Officer; Bruce A. Endendyk, Executive Vice President; and David W. Starowicz, Executive Vice President--Commercial Asset Management. Their positions with IORI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with IORI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

  KARL L. BLAHA: Age 53, President (since September 1999); Executive Vice President--Commercial Asset Management (July 1997 to September 1999); and Executive Vice President and Director of Commercial Management (April 1992 to August 1995).

    President (since September 1999), Executive Vice President--Commercial Asset Management (July 1997 to September 1999) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM and TCI; President and Director (since August 2000) of American Realty Investors, Inc.; Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of American Realty Trust, Inc. ("ART"); President and Director (since 1996) of First Equity Properties, Inc., which is 50% owned by BCM; President (since August 1999), Executive Vice President (January 1998 to August 1999) and Director (since December 1998) of NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART and general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP.

  MARK W. BRANIGAN: Age 46, Executive Vice President and Chief Financial Officer (since August 2000), Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President--Residential Asset Management (January 1992 to October 1997).

    Executive Vice President and Chief Financial Officer (since August 2000), Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President--Residential Management (January 1992 to October
  1997) of BCM, ART and TCI; Executive Vice President and Chief Financial Officer (since August 2000) and Director (since September 2000) of ARI; and real estate consultant (November 1997 to July 1999).

  BRUCE A. ENDENDYK: Age 52, Executive Vice President (since January 1995).

    Executive Vice President (since January 1995) of BCM, ART and TCI, and (since January 1998) of NMC; Executive Vice President (since August 2000) of ARI; and Management Consultant (November 1990 to December 1994).

  DAVID W. STAROWICZ: Age 45, Executive Vice President--Acquisitions, Sales and Construction (since March 2001); Executive Vice President--Commercial Asset Management (September 1999 to March 2001) and Vice President (May 1992 to September 1999).

    Executive Vice President--Acquisitions, Sales and Construction (since March 2001); Executive Vice President--Commercial Asset Management (September 1999 to March 2001), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of BCM, ART and TCI; and Executive Vice President--Commercial Asset Management (since August 2000) of ARI.

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

  ROBERT A. WALDMAN: Age 48, Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999).

    Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999) of TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC and (since August 2000) of ARI.

  In addition to the foregoing officers, IORI has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, IORI's Directors, executive officers, and any persons holding more than ten percent of IORI's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and IORI is required to report any failure to file by these dates during 2000. All of these filing requirements were satisfied by IORI's Directors and executive officers and ten percent holders. In making these statements, IORI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

  BCM has served as IORI's advisor since March 1989. BCM is a company of which Messrs. Blaha, Branigan, Endendyk and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to IORI.

  On August 18, 2000, the Board of Directors approved the renewal of the Advisory Agreement with BCM. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders, but do require Board approval.

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

  The Advisory Agreement also requires prior approval of the Board for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that BCM shall be deemed to be in a fiduciary relationship to the stockholders; contains a broad standard governing BCM's liability for losses by IORI; and contains guidelines for BCM's allocation of investment opportunities as among itself, IORI and other entities it advises.

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

  Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by BCM if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of IORI during the fiscal year. BCM was not required to refund any of the 2000 advisory fee under this provision.

  Additionally, if management were to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under Property Management, IORI has hired Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, to provide management for IORI's properties and, as discussed below, under Real Estate Brokerage IORI has engaged Regis Realty, Inc. ("Regis"), a related party, on a non-exclusive basis to provide brokerage services for IORI.

  BCM may assign the Advisory Agreement only with the prior consent of IORI.

  The directors and principal officers of BCM are set forth below.

   Mickey N. Phillips:  Director

   Ryan T. Phillips:    Director

   Karl L. Blaha:       President

   Mark W. Branigan:    Executive Vice President and Chief Financial Officer

   Rick D. Conley:      Executive Vice President--Marketing and Promotion

   Bruce A. Endendyk:   Executive Vice President

   David W. Starowicz:  Executive Vice President--Acquisitions, Sales and Construction

   Dan S. Allred:       Senior Vice President--Land Development

   Michael E. Bogel:    Senior Vice President--Projects Manager

   Robert A. Waldman:   Senior Vice President, Secretary and General Counsel

  Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity had, until June 2000, substantial contact with the management of BCM and input with respect to its performance of advisory services to IORI.

Property Management

  Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to IORI at various rates. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty Services, Inc. ("GS Realty"), a related party, which is a company not affiliated with Mr. Phillips or BCM. Triad subcontracts the property-level management and leasing of IORI's seven office buildings and the two commercial properties owned by real estate partnerships in which IORI and TCI are partners to Regis, a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

Real Estate Brokerage

  Regis also provides real estate brokerage services to IORI on a non-exclusive basis. Regis is entitled to receive a real estate brokerage commission for property acquisitions and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% would be paid to Regis or affiliates, (2) maximum fee of 3.5% on transaction amounts between $2.0-$5.0 million of which no more than 3% would be paid to Regis or affiliates, (3) maximum fee of 2.5% on transaction amounts between $5.0-$10.0 million of which no more than 2% would be paid to Regis or affiliates, and (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Regis or affiliates.

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

  Each Independent Director receives compensation in the amount of $15,000 per year, plus reimbursement for expenses. The Chairman of the Board receives an additional fee of $1,500 per year. The members of the Audit Committee receive a fee of $250 for each committee meeting attended. In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to IORI outside of his ordinary duties as Director, plus reimbursement of expenses.

  During 2000, $104,500 was paid to the Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 2000 through December 31, 2000, and 2000 special service fees as follows: Richard W. Douglas, $7,500; Larry E. Harley, $7,500; R. Douglas Leonhard, $18,000, Murray Shaw, $18,000; Ted P. Stokely, $19,000; Martin L. White, $17,250; and Edward G. Zampa, $19,250.

Performance Graph

  The following performance graph compares the cumulative total stockholder return on IORI's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1995, in IORI's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

                  [CUMULATIVE TOTAL RETURN COMPARISON GRAPH]


                                        1995   1996   1997   1998   1999   2000
                                       ------ ------ ------ ------ ------ ------
  IORI................................ 100.00 116.55 125.79  77.45  69.68 121.76
  DJ Equity Index..................... 100.00 122.02 160.84 200.88 246.53 223.68
  DJ Real Estate Index................ 100.00 134.61 158.95 125.39 118.72 151.39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for those persons or entities known by IORI to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 2, 2001.

                                                         Amount and
                                                         Nature of    Percent
                                                         Beneficial      of
Name and Address of Beneficial Owner                     Ownership    Class(1)
------------------------------------                     ----------   --------
American Realty Trust, Inc..............................  409,935       27.1%
 1800 Valley View Lane
 Suite 300
 Dallas, Texas 75234

Transcontinental Realty Investors, Inc..................  345,728       22.8%
 1800 Valley View Lane
 Suite 300
 Dallas, Texas 75234

Basic Capital Management, Inc...........................  106,802        7.1%
 1800 Valley View Lane
 Suite 300
 Dallas, TX 75234
--------
(1) Percentages are based upon 1,514,045 shares of Common Stock outstanding at
    March 2, 2001.

  Security Ownership of Management. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of IORI as of the close of business on March 3, 2001.

                                                         Amount and
                                                         Nature of    Percent
                                                         Beneficial      of
Name and Address of Beneficial Owner                     Ownership    Class(1)
------------------------------------                     ----------   --------
All Directors and Executive Officers as a group (8
 individuals)...........................................  862,465(2)    57.0%

--------
(1) Percentage is based upon 1,514,045 shares of Common Stock outstanding at March 2, 2001.
(2) Includes 345,728 shares owned by TCI of which the Directors of IORI may be deemed to be beneficial owners by virtue of their positions as directors of TCI and 409,935 shares owned by ART and 106,802 shares owned by BCM, of which the executive officers of IORI may be deemed to be beneficial owners by virtue of their positions as executive officers of ARI and BCM. The Directors and executive officers disclaim beneficial ownership of such shares. Each of the directors of ARI may be deemed to be beneficial owners of the shares owned by ARI by virtue of their positions as directors of ARI. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ARI and BCM disclaim such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

  In February 1989, the Board of Directors voted to retain BCM as IORI's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM is a company of which Messrs. Blaha, Branigan, Endendyk and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity had, until June 2000, substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to IORI.

  Since February 1, 1991, affiliates of BCM have provided property management services to IORI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty, a related party, which is a company not affiliated with Mr. Phillips or BCM. Triad subcontracts the property-level management and leasing of IORI's seven office buildings and two commercial properties owned by real estate partnerships in which IORI and TCI are partners to Regis, a related party, which is a company owned by GS Realty.

  Prior to May 1, 2000, affiliates of BCM provided brokerage services, on a non-exclusive basis, and received brokerage commissions in accordance with a brokerage agreement. Currently, Regis performs such brokerage services.

  The Directors and officers of IORI also serve as directors and officers of TCI. The Directors owe fiduciary duties to TCI as well as to IORI under applicable law. TCI has the same relationship with BCM as IORI. BCM also serves as advisor to ARI. Messrs. Blaha, Branigan, Endendyk and Starowicz serve as executive officers of ARI.

  From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid consultant and since January 1993 as a part-time unpaid consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from Syntek West, Inc., a company owned by Gene E. Phillips. Eldercare filed for bankruptcy protection in May 1995 and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Bankruptcy Court.

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

  In 2000, IORI paid BCM and its affiliates and related parties $2.0 million in advisory and net income fees, $1.5 million in property acquisition fees, $1.3 million in real estate brokerage commissions and $602,000 in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Regis.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

  1. Consolidated Financial Statements

    Report of Independent Certified Public Accountants

    Consolidated Balance Sheets--December 31, 2000 and 1999

    Consolidated Statements of Operations--Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows--Years Ended December 31, 2000, 1999 and 1998

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


                                          Income Opportunity Realty Investors,
                                          Inc.

                                                     /s/ Karl L. Blaha
Dated: March 29, 2001                     By: _________________________________
                                                       Karl L. Blaha
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ted P. Stokely             Chairman of the Board and    March 29, 2001
______________________________________  Director
            Ted P. Stokely

     /s/ R. Douglas Leonhard           Director                     March 29, 2001
______________________________________
         R. Douglas Leonhard

       /s/ Martin L. White             Director                     March 29, 2001
______________________________________
           Martin L. White

       /s/ Edward G. Zampa             Director                     March 29, 2001
______________________________________
           Edward G. Zampa

       /s/ Mark W. Branigan            Executive Vice President     March 29, 2001
______________________________________  and Chief Financial
           Mark W. Branigan             Officer (Principal
                                        Financial Officer)