Form 10-Q
period 2001-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2001-05-14
CIK 949961

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001
                                                            --------------



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



                                (469) 522-4200
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .
                                        ---      ---



Common Stock, $.01 par value                                1,514,045
----------------------------                     -------------------------------
        (Class)                                  (Outstanding at April 27, 2001)

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


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               March 31,    December 31,
                                                                 2001           2000
                                                             ------------   ------------
                                                                (dollars in thousands,
                                                                  except per share)
                          Assets
Real estate held for investment............................    $ 92,200       $ 91,837
Less - accumulated depreciation............................      (6,144)        (5,560)
                                                               --------       --------
                                                                 86,056         86,277

Notes receivable...........................................       1,500          1,500
Investment in real estate partnerships.....................         151            141
Cash and cash equivalents..................................       5,317          2,087
Other assets (including $2,105 in 2001 and $3,862 in
  2000 from affiliates)....................................       5,209          6,514
                                                               --------       --------
                                                               $ 98,233       $ 96,519
                                                               ========       ========

          Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable.................................    $ 57,273       $ 54,206
Other liabilities (including $43 in 2001 to affiliates)....       1,679          2,315
                                                               --------       --------
                                                                 58,952         56,521

Commitments and contingencies

Common Stock, $.01 par value; authorized 10,000,000
  shares; issued and outstanding 1,514,045 shares in 2001
  and 2000.................................................          15             15
Paid-in capital............................................      64,772         64,772
Accumulated distributions in excess of accumulated
  earnings.................................................     (25,506)       (24,789)
                                                               --------       --------
                                                                 39,281         39,998
                                                               --------       --------
                                                               $ 98,233       $ 96,519
                                                               ========       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three Months
                                                     Ended March 31,
                                                 -----------------------
                                                    2001         2000
                                                 ----------   ----------
                                                 (dollars in thousands,
                                                   except per share)
Property revenue
 Rents.........................................  $    3,251   $    4,115

Property expense
 Property operations (including $74 in 2001
  and $137 in 2000 to affiliates and related
  parties).....................................       1,479        1,848
                                                 ----------   ----------
  Operating income.............................       1,772        2,267

Other income
 Interest......................................          72            7
 Income (loss) of equity partnerships..........           9          (46)
 Gain on sale of real estate...................          --          903
                                                 ----------   ----------
                                                         81          864

Other expense
 Interest......................................       1,517        1,415
 Depreciation..................................         585          711
 Advisory fee to affiliate.....................         157          167
 Net income fee to affiliate...................          --           48
 General and administrative (including $93 in
  2001 and $60 in 2000 to affiliates)..........         311          198
                                                 ----------   ----------
                                                      2,570        2,539
                                                 ----------   ----------

Net income (loss)..............................  $     (717)  $      592
                                                 ==========   ==========

Earnings per share

 Net income (loss).............................  $     (.47)  $      .39
                                                 ==========   ==========

Weighted average Common shares used in
 computing earnings per share..................   1,514,045    1,530,413
                                                 ==========   ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2001



                                                         Accumulated
                              Common Stock              Distributions
                            -----------------            in Excess of
                                               Paid-in   Accumulated   Stockholders'
                             Shares    Amount  Capital    Earnings        Equity
                            ---------  ------  -------  -------------  -------------
                                              (dollars in thousands)

Balance, January 1, 2001..  1,514,045  $   15  $64,772  $     (24,789) $      39,998

Net (loss)................         --      --       --           (717)          (717)
                            ---------  ------  -------  -------------  -------------

Balance, March 31, 2001...  1,514,045  $   15  $64,772  $     (25,506) $      39,281
                            =========  ======  =======  =============  =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Three Months
                                                          Ended March 31,
                                                        --------------------
                                                          2001       2000
                                                        --------    --------
                                                       (dollars in thousands)
Cash flows from Operating Activities
 Rents collected......................................  $  3,119    $  4,047
 Payments for property operations (including $74 in
  2001 and $137 in 2000 to affiliates and related
   parties)...........................................    (2,705)     (1,840)
 Interest collected...................................        72           7
 Interest paid........................................    (1,124)     (1,358)
 Advisory fee to affiliate............................       (85)       (169)
 General and administrative expenses paid (including
  $93 in 2001 and $60 in 2000 to affiliates)..........      (317)       (202)
 Distributions from equity partnerships' operating
  cash flow...........................................        --          25
 Other................................................        --         242
                                                        --------    --------
   Net cash provided by (used in) operating
    activities........................................    (1,040)        752

Cash Flows from Investing Activities
 Funding of equity partnerships.......................        --          (8)
 Real estate improvements.............................      (363)       (488)
 Proceeds from sale of real estate....................        --         906
                                                        --------    --------
   Net cash provided by (used in) investing
    activities........................................      (363)        410

Cash Flows from Financing Activities
 Payments on notes payable............................      (216)       (215)
 Proceeds from notes payable..........................     2,974          --
 Deferred financing costs.............................       (76)         --
 Distributions from equity partnerships' financing
  cash flow...........................................        --         739
 Sale of Common Stock under dividend reinvestment
  plan................................................        --           8
 Dividends to stockholders............................        --        (230)
 Advances from/payments (to) advisor..................     1,953        (455)
                                                        --------    --------
   Net cash provided by (used in) financing
    activities........................................     4,635        (153)

Net increase in cash and cash equivalents.............     3,231       1,009

Cash and cash equivalents, beginning of period........     2,087         722
                                                        --------    --------

Cash and cash equivalents, end of period..............  $  5,317    $  1,731
                                                        ========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                           For the Three Months
                                                             Ended March 31,
                                                          ----------------------
                                                            2001         2000
                                                          --------     ---------
                                                          (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
Net income (loss).......................................  $   (717)    $    592
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities
 Depreciation and amortization..........................       585          737
 Gain on sale of real estate............................        --         (903)
 (Income) loss of equity partnerships...................        (9)          46
 Distributions from equity partnerships' operating
   cash flow............................................        --           25
 (Increase) decrease in other assets....................    (1,406)         443
 Increase in interest payable...........................       309           31
 Increase (decrease) in other liabilities...............       198         (219)
                                                          --------     --------

   Net cash provided by (used in) operating
     activities.........................................  $ (1,040)    $    752
                                                          ========     ========

Schedule of noncash investing and financing activities

 Notes payable assumed by buyer on sale of real
   estate...............................................  $     --     $ (3,829)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

Certain balances for 2000 have been reclassified to conform to the 2001 presentation.

NOTE 2.  REAL ESTATE
--------------------

In March 2000, IORI sold the 128 unit La Monte Park Apartments in Houston, Texas, for $5.0 million, receiving net cash of $1.1 million after the payment of various closing costs. The purchaser assumed the $3.8 million mortgage secured by the property. A gain of $903,000 was recognized on the sale.

NOTE 3.  NOTES RECEIVABLE
-------------------------

In September 2000, IORI funded a $1.5 million loan secured by a second lien on 165 acres of unimproved land in The Colony, Texas. In May 2001, IORI received $1.0 million as a partial principal paydown.

NOTE 4.  NOTES AND INTEREST PAYABLE
-----------------------------------

In the first quarter of 2001, IORI refinanced the mortgage secured by the 60,060 sq. ft., Chuck Yeager Office Building in Chantilly, Virginia, in the amount of $5.0 million. IORI received net cash of $2.9 million after paying various lending fees and the payoff of $2.0 million in existing mortgage debt. The new mortgage bears interest at 9.5% per annum, until February 2002, and at a variable rate thereafter, requires monthly payments of principal and interest of $22,126 and matures in January 2004.

NOTE 5.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, income
(loss) of equity partnerships and gains on sale of real estate which totaled $81,000 and

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  OPERATING SEGMENTS (Continued)
---------------------------

$864,000 in the three months ended March 31, 2001 and 2000, respectively. Expenses that are not reflected in the segments are general and administrative expenses, non-segment interest expense and advisory and net income fees which totaled $468,000 and $413,000 for the three months ended March 31, 2001 and 2000, respectively. Excluded from operating segment assets are assets of $12.2 million at March 31, 2001, and $4.8 million at March 31, 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three months ended March 31, and each segment's assets at March 31.

                                         Commercial
2001                              Land   Properties  Apartments   Total
                                -------  ----------  ----------  -------
 Rents........................  $   143  $    1,892  $    1,216  $ 3,251
 Property operating expenses          1         839         639    1,479
                                -------  ----------  ----------  -------
 Operating income.............  $   142  $    1,053  $      577  $ 1,772
                                =======  ==========  ==========  =======

 Depreciation.................  $    --  $      457  $      128  $   585
 Interest.....................      473         675         369    1,517
 Real estate improvements.....       --         364          --      364
 Assets.......................   24,892      39,170      21,994   86,056

                                         Commercial
2000                                     Properties  Apartments   Total
                                         ----------  ----------  -------
 Rents........................           $    2,589  $    1,526  $ 4,115
 Property operating expenses..                1,007         841    1,848
                                         ----------  ----------  -------
 Operating income.............           $    1,582  $      685  $ 2,267
                                         ==========  ==========  =======

 Depreciation.................           $      545  $      166  $   711
 Interest.....................                  919         496    1,415
 Real estate improvements.....                  488          --      488
 Assets.......................               56,238      26,076   82,314

Property sales:                                      Apartments   Total
                                                     ----------  -------
 Sales price..................                       $    5,000  $ 5,000
 Cost of sale.................                            4,097    4,097
                                                     ----------  -------
 Gain on sale.................                       $      903  $   903
                                                     ==========  =======

NOTE 6.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Introduction
------------

IORI invests in equity interests in real estate through acquisitions, leases and partnerships and also invests in mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2001, were $5.3 million, compared with $2.1 million at December 31, 2000. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Although management anticipates that IORI will generate excess cash from operations in 2001 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

IORI's cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $414,000 in the first quarter of 2001, from $2.2 million in 2000. Of this decrease, $1.2 million was due to the sale of six properties in 2000. The decrease was partially offset by an increase of $518,000 from the purchase of five properties in 2000.

General and administrative expenses paid increased to $317,000 in the first quarter of 2001, from $202,000 paid in 2000. The increase was due to increases in consulting fees.

During the first quarter of 2001, IORI paid $85,000 to its advisor compared to $169,000 in the first quarter of 2000.

In the fourth quarter of 2000, IORI discontinued the payment of quarterly dividends. In the first quarter of 2000, IORI paid dividends of $.15 per share or a total of $230,000, and it sold 1,592 shares of Common Stock through the dividend reinvestment program for a total of $8,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations
---------------------

For the first quarter of 2001, IORI had a net loss of $717,000, as compared to net income of $592,000 for the first quarter of 2000, which included a gain of sale of real estate of $903,000. Fluctuations in components of revenue and expense between the 2000 and 2001 periods are discussed below.

Rents in the first quarter of 2001, decreased to $3.3 million from $4.1 million in 2000. A decrease of $2.0 million was due to the sale of six properties in 2000. This decrease was offset by an increase of $834,000 from five properties purchased in 2000, and an additional $400,000 from increased rental rates and decreased vacancies at IORI's commercial properties. Rents for the remainder of 2001 are expected to decline as IORI selectively sells properties.

Property operations expense decreased to $1.5 million in the first quarter of 2001, from $1.8 million in 2000. A decrease of $771,000 was due to the sale of six properties in 2000. This decrease was offset by an increase of $314,000 from five properties purchased in 2000. Property operations expenses are expected to decline as IORI selectively sells properties.

Interest income increased to $72,000 in the first quarter of 2001, from $7,000 in 2000. The increase was due to a $1.5 million loan funded in September 2000. Interest income in the remaining quarters of 2001 is expected to approximate that in the first quarter.

Interest expense increased to $1.5 million in the first quarter of 2001 from $1.4 million in 2000. An increase of $720,000 was due to five properties purchased in 2000 and an increase of $23,000 from a property refinanced in 2001. These increases were offset, in part, by a decrease of $645,000 from the sale of six properties in 2000. Interest expense is expected to decrease as IORI selectively sells properties.

Depreciation expense decreased to $585,000 in the first quarter of 2001, from $711,000 in 2000. The decrease was due to six properties sold during 2000 partially offset by the purchase of five properties in 2000. Depreciation is expected to decline as IORI selectively sells properties.

Advisory fee expense of $157,000 in the first quarter of 2001, approximated the $167,000 in 2000. IORI's gross assets are the basis for such fee. Advisory fee expense is expected to decline as IORI selectively sells properties.

General and administrative expense increased to $311,000 in the first quarter of 2001, from $198,000 in 2000. The increase is due to an increase in legal and consulting fees. General and administrative expense for the remaining quarters of 2001 are expected to approximate that of the first quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Tax Matters
-----------

As more fully discussed in IORI's 2000 Form 10-K, IORI has elected and, in management's opinion, qualified, to be taxed as a real estate investment trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, IORI is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to shareholders.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
-----------------------------------------------------------------------

At March 31, 2001, IORI's exposure to a change in interest rates on its debt is as follows:

                                                Weighted     Effect of 1%
                                                Average      Increase In
                                   Balance   Interest Rate    Base Rates
                                   -------   -------------   ------------

Wholly-owned debt:
 Variable rate...................  $25,236            9.81%  $        252
                                   =======                   ============

Total increase in IORI's annual
 net loss........................                            $        252
                                                             ============

Per share........................                            $        .17
                                                             ============

                            -----------------------

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Olive Litigation.   In February 1990, IORI, together with National Income Realty
Trust, Continental Mortgage and Equity Trust ("CMET") and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

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

--------------------------

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)   Exhibits:

      None.


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



Date:      May 14, 2001                  By:  /s/ Karl L. Blaha
     ------------------------               ----------------------------------
                                            Karl L. Blaha
                                            President



Date:      May 14, 2001                  By:  /s/ Mark W. Branigan
     ------------------------               ----------------------------------
                                            Mark W. Branigan
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)