Form 10-Q
period 2001-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2001-08-10
CIK 949961

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001
                                                            -------------


                        Commission File Number 1-14784
                                               -------


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



          NEVADA                                                 75-2615944
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


 1800 Valley View Lane, Suite 300, Dallas, Texas,                   75234
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                    (Zip Code)


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
                                        ---      ---



Common Stock, $.01 par value                                 1,514,045
----------------------------                      ------------------------------
     (Class)                                      (Outstanding at July 31, 2001)

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30,       December 31,
                                                                                  2001             2000
                                                                                --------         --------
                                                                                  (dollars in thousands,
                             Assets                                                  except per share)
Real estate held for investment.............................................    $ 92,605         $ 91,837
Less - accumulated depreciation.............................................      (6,688)          (5,560)
                                                                                --------         --------
                                                                                  85,917           86,277

Notes receivable............................................................         505            1,500
Investment in real estate partnerships......................................         164              141
Cash and cash equivalents...................................................       4,075            2,087
Other assets (including $4,085 in 2001 and $3,862 in
 2000 from affiliates)......................................................       6,389            6,514
                                                                                --------         --------
                                                                                $ 97,050         $ 96,519
                                                                                ========         ========

                        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable..................................................    $ 56,974         $ 54,206
Other liabilities (including $5 in 2001 to affiliates)......................       1,527            2,315
                                                                                --------         --------
                                                                                  58,501           56,521

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000
 shares; issued and outstanding 1,514,045 shares in 2001
 and 2000...................................................................          15               15
Paid-in capital.............................................................      64,772           64,772
Accumulated distributions in excess of accumulated
 earnings...................................................................     (26,238)         (24,789)
                                                                                --------         --------
                                                                                  38,549           39,998
                                                                                --------         --------
                                                                                $ 97,050         $ 96,519
                                                                                ========         ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months              For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                 ------------------------------------------------------------
                                                    2001             2000            2001             2000
                                                 ------------------------------------------------------------
                                                           (dollars in thousands, except per share)

Property revenue
 Rents.........................................  $    3,289       $    3,630      $    6,540       $    7,745

Property expense
 Property operations (including
  $154 in 2001 and $297 in 2000
  to affiliates and related
  parties).....................................       1,541            1,771           3,021            3,619
                                                 ----------       ----------      ----------       ----------
  Operating income.............................       1,748            1,859           3,519            4,126


Other income
 Interest......................................          62               84             134               91
 Equity in income/(loss) of
  equity partnerships..........................          (6)             (23)               3             (69)
 Gain on sale of real estate...................          --           16,119              --           17,022
                                                 ----------       ----------      ----------       ----------
                                                         56           16,180             137           17,044

Other expense
 Interest......................................       1,547            1,356           3,064            2,771
 Depreciation..................................         594              613           1,178            1,324
 Advisory fee to affiliate.....................         234              168             391              335
 Net income fee to affiliate...................          --            1,171              --            1,219
 General and administrative
  (including $172 in 2001 and
  $164 in 2000 to affiliates and
  related parties).............................         161              289             472              487
                                                 ----------       ----------      ----------       ----------
                                                      2,536            3,597           5,105            6,136
                                                 ----------       ----------      ----------       ----------

Net income (loss)..............................  $    (732)       $   14,442      $  (1,449)       $   15,034
                                                 ==========       ==========      ==========       ==========

Earnings (loss) per share
 Net income (loss).............................  $     (.49)      $     9.43      $     (.95)      $     9.82
                                                 ==========       ==========      ==========       ==========

Weighted average Common shares used
 in computing earnings per share...............   1,514,045        1,530,345       1,514,045        1,530,379
                                                 ==========       ==========      ==========       ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2001





                                                  Common Stock              Accumulated
                                               -----------------           Distributions
                                                                           in Excess of
                                                                  Paid-in   Accumulated   Stockholders'
                                                Shares    Amount  Capital    Earnings         Equity
                                               ---------  ------  -------  -------------  -------------
                                                                (dollars in thousands)

Balance, January 1, 2001...................    1,514,045   $ 15   $64,772     $(24,789)        $39,998

Net (loss).................................           --     --        --       (1,449)         (1,449)
                                               ---------  -----   -------     --------         -------

Balance, June 30, 2001.....................    1,514,045   $ 15   $64,772     $(26,238)        $38,549
                                               =========  =====   =======     ========         =======



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                               -------------------------
                                                                                 2001              2000
                                                                               -------           -------
                                                                                 (dollars in thousands)
Cash flows from Operating Activities
 Rents collected                                                               $ 6,425           $ 7,793
 Payments for property operations (including $154 in
  2001 and $297 in 2000 to affiliates and related
  parties)..................................................................    (3,511)           (3,493)
 Interest collected.........................................................       135                98
 Interest paid..............................................................    (2,700)           (2,651)
 Advisory and net income fee to affiliate...................................      (432)           (1,301)
 General and administrative expenses paid (including
  $172 in 2001 and $164 in 2000 to affiliates)..............................      (436)             (485)
 Distributions from equity partnerships' operating
  cash flow.................................................................        --                25
 Other......................................................................      (253)             (522)
                                                                               -------           -------
   Net cash used in operating activities....................................      (772)             (536)

Cash Flows from Investing Activities
 Collections on notes receivable............................................     1,000                --
 Acquisition of real estate.................................................        --            (4,892)
 Funding of equity partnerships.............................................       (20)               (8)
 Real estate improvements...................................................      (819)             (766)
 Proceeds from sale of real estate..........................................        --            25,931
                                                                               -------           -------
   Net cash provided by investing activities................................       161            20,265

Cash Flows from Financing Activities
 Payments on notes payable..................................................      (375)             (426)
 Proceeds from notes payable................................................     2,974                --
 Deferred financing costs...................................................       (76)               --
 Distributions from equity partnerships' financing
  cash flow.................................................................        --               739
 Sale of Common Stock under dividend reinvestment
  plan......................................................................        --                 8
 Purchase of Treasury stock.................................................        --               (35)
 Dividends to stockholders..................................................        --              (453)
 Advances from/payments (to) advisor........................................        76            (1,987)
                                                                               -------           -------
   Net cash provided by (used in) financing
    activities..............................................................     2,599            (2,154)

Net increase in cash and cash equivalents...................................     1,988            17,575
Cash and cash equivalents, beginning of period..............................     2,087               722
                                                                               -------           -------
Cash and cash equivalents, end of period....................................   $ 4,075           $18,297
                                                                               =======           =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                              --------------------------
                                                                                2001               2000
                                                                              -------           --------
                                                                                (dollars in thousands)

Reconciliation of net income (loss) to net cash
 used in operating activities
Net income (loss)..................................................           $(1,449)          $ 15,034
Adjustments to reconcile net income (loss) to net cash
 used in operating activities
 Depreciation and amortization.....................................             1,178              1,393
 Gain on sale of real estate.......................................                --            (17,022)
 (Income) loss of equity partnerships..............................                (3)                69
 Distributions from equity partnerships' operating
  cash flow........................................................                --                 25
 (Increase) decrease in other assets...............................               120               (160)
 Increase in interest payable......................................               169                 51
 Increase (decrease) in other liabilities..........................              (787)                74
                                                                              -------           --------

   Net cash used in operating activities...........................           $  (772)          $   (536)
                                                                              =======           ========

Schedule of noncash investing and financing activities

 Notes payable from acquisition of real estate.....................           $    --           $  2,814

 Notes payable assumed by buyer on sale of real
  estate...........................................................                --            (16,094)



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

Certain balances for 2000 have been reclassified to conform to the 2001 presentation.

NOTE 2.    REAL ESTATE
----------------------

In the six months ended June 30, 2000, IORI sold the following properties:

                                                        Sales   Net Cash     Debt      Gain on
      Property            Location      Units/Sq.Ft.    Price   Received  Discharged    Sale
---------------------  ---------------  -------------  -------  --------  -----------  -------
First Quarter
Apartments
La Monte Park          Houston, TX          128 Units  $ 5,000   $ 1,066   $ 3,829 (1) $   903

Second Quarter
Apartments
Renaissance Parc       Dallas, TX           294 Units   17,198     4,536    12,265 (1)   1,213

Office Buildings
Olympic                Los Angeles, CA  46,685 Sq.Ft.    8,500     3,811     4,443       1,850
Saratoga               Saratoga, CA     89,825 Sq.Ft.   25,000    17,709     6,968      13,056

------------

(1) Debt assumed by purchaser.

In the six months ended June 30, 2000, IORI purchased the following properties:

                                   Units/      Purchase  Net Cash    Debt    Interest   Maturity
    Property        Location    Sq.Ft./Acres    Price      Paid    Incurred    Rate       Date
-----------------  -----------  -------------  --------  --------  --------  ---------  --------
Second Quarter
Apartments
Frankel
 Portfolio (1)     Midland, TX    391 Units (1)  14,034    $2,905   $10,875      9.13%       184

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2. REAL ESTATE (Continued)
-------------------

                                          Units/     Purchase  Net Cash    Debt     Interest   Maturity
    Property            Location       Sq.Ft./Acres   Price      Paid    Incurred     Rate       Date
-----------------  ------------------  ------------  --------  --------  ---------  ---------  ---------
Land
Etheredge          Collin County, TX    74.98 Acres     1,875       344    1,406 (2)    10.0%      04/01 (3)
Fambrough          Collin County, TX    75.07 Acres     1,877       345    1,408 (2)    10.0%      04/01 (3)
Frankel            Midland County, TX    1.01 Acres        41        43       --          --         --

---------------------------

(1) Frankel portfolio consists of five apartments: 60 unit Brighton Court, 92 units Del Mar Villas, 68 unit Enclave, 57 unit Signature Place and 114 unit Sinclair Place.
(2)  Seller financing.
(3)  Property was sold September 2000.

NOTE 3. NOTES RECEIVABLE
------------------------

In September 2000, IORI funded a $1.5 million loan secured by a second lien on 165 acres of unimproved land in The Colony, Texas. In May 2001, IORI received $1.0 million as a partial principal paydown.

NOTE 4. NOTES AND INTEREST PAYABLE
----------------------------------

In the first quarter of 2001, IORI refinanced the mortgage secured by the 60,060 sq. ft. Chuck Yeager Office Building in Chantilly, Virginia, in the amount of $5.0 million. IORI received net cash of $2.9 million after paying various lending fees and the payoff of $2.0 million in existing mortgage debt. The new mortgage bears interest at 9.5% per annum until February 2002, and at a variable rate thereafter, requires monthly payments of principal and interest of $22,126 and matures in January 2004.

NOTE 5. OPERATING SEGMENTS
--------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, income
(loss) of equity partnerships and gains on sale of real estate which totaled $56,000 and $137,000 for the three and six months ended June 30, 2001 and $16.2 million and $17.0 million in the three and six months ended June 30, 2000. Expenses that are not reflected in the segments are general and administrative expenses and advisory and net income fees which totaled

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. OPERATING SEGMENTS (Continued)
--------------------------

$395,000 and $863,000 for the three and six months ended June 30, 2001 and $1.6 million and $2.0 million for the three and six months ended June 30, 2000. Excluded from operating segment assets are assets of $11.1 million at June 30, 2001, and $21.7 million at June 30, 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three and six months ended June 30, and each segment's assets at June 30.



   Three Months Ended       Commercial
      June 30, 2001         Properties    Apartments     Land       Total
------------------------    ----------    ----------    -------    -------

Rents...................      $ 1,990       $ 1,299     $    --    $ 3,289
Property operating
 expenses...............          893           637          11      1,541
                              -------       -------     -------    -------
Operating income........      $ 1,097       $   662     $  (11)    $ 1,748
                              =======       =======     =======    =======

Depreciation............      $   465       $   129     $    --    $   594
Interest................          689           376         482      1,547
Real estate improvements          455            --          --        455
Assets..................       41,964        21,866      22,087     85,917


    Six Months Ended        Commercial
      June 30, 2001         Properties    Apartments     Land       Total
------------------------    ----------    ----------    -------    -------

Rents...................      $ 3,882       $ 2,515     $   143    $ 6,540
Property operating
 expenses...............        1,732         1,276          13      3,021
                              -------       -------     -------    -------
Operating income........      $ 2,150       $ 1,239     $   130    $ 3,519
                              =======       =======     =======    =======


Depreciation............      $   922       $   256     $    --    $ 1,178
Interest................        1,364           745         955      3,064
Real estate improvements          819            --          --        819
Assets..................       41,964        21,866      22,087     85,917

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. OPERATING SEGMENTS (Continued)
--------------------------

   Three Months Ended       Commercial
      June 30, 2000         Properties    Apartments     Land       Total
------------------------    ----------    ----------    -------    -------

Rents...................      $ 2,284       $ 1,346     $   --     $ 3,630
Property operating
 expenses...............          977           794         --       1,771
                              -------       -------     -------    -------
Operating income........      $ 1,307       $   552     $   --     $ 1,859
                              =======       =======     =======    =======

Depreciation............      $   456       $   157     $   --     $   613
Interest................          848           438         70       1,356
Real estate improvements           (5)           --         --          (5)
Assets..................       38,660        25,249      4,041      67,950

                            Commercial
                            Properties    Apartments     Land       Total
                            ----------    ----------    -------    -------

Sales price.............      $33,500       $17,198                $50,698
Cost of sale............       18,594        15,985                 34,579
                              -------       -------                -------
Gain on sale............      $14,906       $ 1,213                $16,119
                              =======       =======                =======

    Six Months Ended        Commercial
      June 30, 2000         Properties    Apartments     Land       Total
------------------------    ----------    ----------    -------    -------

Rents...................      $ 4,873       $ 2,872     $   --     $ 7,745
Property operating
 expenses...............        1,984         1,635         --       3,619
                              -------       -------     -------    -------
Operating income........      $ 2,889       $ 1,237     $   --     $ 4,126
                              =======       =======     =======    =======

Depreciation............      $ 1,001       $   323     $   --     $ 1,324
Interest................        1,767           934         70       2,771
Real estate improvements          483           283         --         766
Assets..................       38,660        25,249      4,041      67,950

                            Commercial
                            Properties    Apartments     Land       Total
                            ----------    ----------    -------    -------

Sales price.............      $33,500       $22,198                $55,698
Cost of sale............       18,594        20,082                 38,676
                              -------       -------                -------
Gain on sale............      $14,906       $ 2,116                $17,022
                              =======       =======                =======

NOTE 6.    COMMITMENTS AND CONTINGENCIES
----------------------------------------

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

Ligitation. IORI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on IORI's financial condition, results of operations or liquidity.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at June 30, 2001, were $4.1 million, compared with $2.1 million at December 31, 2000. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Although management anticipates that IORI will generate excess cash from operations in 2001 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

IORI's cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $2.9 million in the six months ended June 30, 2001, from $4.3 million in 2000. Of this decrease, $1.8 million was due to the sale of five income producing properties in 2000, $200,000 was due to leasing, administration and utility expense and $800,000 was due to property and franchise taxes paid in 2001. The decrease was partially offset by an increase of $700,000 from the purchase of five income producing properties in 2000 and an increase of $700,000 from increased occupancy and rental rates at IORI's commercial properties.

Interest paid increased to $2.7 million for the six months ended June 30, 2001 from $2.6 million paid in 2000. Of this increase, $1.4 million was due to the purchase of six properties subject to debt in 2000. The increase was offset by a decrease of $1.3 million from the sale of five properties subject to debt in 2000.

During the six months ended June 30, 2001, IORI paid $432,000 to its advisor compared to $1.3 million in the six months ended June 30, 2000. Fees paid to the advisor are based on gross assets and 7.5% of net income. The decrease in advisory and net income fees was due to IORI's net loss during the first and second quarter of 2001.

General and administrative expenses paid decreased to $436,000 in the six months ended June 30, 2001, from $485,000 paid in 2000. The decrease was due to decreases in professional fees and cost reimbursements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In the fourth quarter of 2000, IORI discontinued the payment of quarterly dividends. In the second quarter of 2000, IORI paid dividends of $.30 per share or a total of $453,000, and it sold 1,592 shares of Common Stock through the dividend reinvestment program for a total of $8,000.

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

Results of Operations
---------------------

For the three and six months ended June 30, 2001, IORI had a net loss of $732,000 and $1.4 million, as compared to net income of $14.4 million and $15.0 million for the corresponding periods in 2000. Fluctuations in components of revenue and expense between the 2000 and 2001 periods are discussed below.

Rents in the three and six months ended June 30, 2001, were $3.3 million and $6.5 million as compared to $3.6 million and $7.7 million in the corresponding periods in 2000. A decrease of $3.4 million was due to the sale of five income producing properties in 2000. This decrease was offset by an increase of $1.3 million from the purchase of five income producing properties in 2000 and an additional $700,000 from increased rental rates and decreased vacancies at IORI's commercial properties. Rents for the remainder of 2001 are expected to decline as IORI selectively sells properties.

Property operations expense in the three and six months ended June 30, 2001, was $1.5 million and $3.0 million, as compared to $1.8 million and $3.6 million in the corresponding periods in 2000. A decrease of $1.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

million was due to the sale of five income producing properties in 2000. This decrease was offset by an increase of $600,000 from the purchase of five income producing properties in 2000 and an additional increase of $200,000 from leasing, administrative and utility expenses.

Interest income in the three and six months ended June 30, 2001, was $62,000 and $134,000, as compared to $84,000 and $91,000 in the corresponding periods in 2000. Interest income for the remainder of 2001 is expected to decrease due to the partial paydown of IORI's only mortgage loan.

Equity in income of partnerships in the three and six months ended June 30, 2001, was a loss of $6,000 and income of $3,000, as compared to losses of $23,000 and $69,000 in the corresponding periods in 2000. The decrease was primarily due to a decrease in operating expenses at Eton Square Office Building.

Interest expense in the three and six months ended June 30, 2001, was $1.5 million and $3.0 million, as compared to the $1.4 million and $2.8 million in the corresponding periods in 2000. An increase of $1.4 million was due to the purchase of six properties subject to debt in 2000. The increase was offset by a decrease of $1.1 million from the sale of five properties subject to debt in 2000. Interest expense for the remainder of 2001 is expected to decrease as IORI selectively sells properties.

Depreciation expense in the three and six months ended June 30, 2001, was $594,000 and $1.2 million, as compared to $613,000 and $1.3 million in the corresponding periods in 2000. The decrease was due to the five income producing properties sold during 2000 and offset by the five income producing properties purchased during 2000. Depreciation is expected to decrease as IORI selectively sells properties.

Advisory fee expense in the three and six months ended June 30, 2001, was $234,000 and $391,000, as compared to $168,000 and $335,000 in the corresponding periods in 2000. The advisory fee is based on IORI's gross assets. Advisory fees for the remainder of 2001 are expected to decrease as IORI selectively sells properties.

Net income fee was $1.2 million in the three and six months ended June 30, 2000. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

General and administrative expense was $161,000 and $472,000 for the three and six months ended June 30, 2001, as compared to $289,000 and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

$487,000 in the corresponding periods in 2000. The three and six month decrease was primarily due to a decrease in professional fees and advisor cost reimbursements. General and administrative expense for the remaining quarters of 2001 is expected to approximate that of the first and second quarter of 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
----------------------------------------------------------------------

At June 30, 2001, IORI's exposure to a change in interest rates on its debt is as follows:

                                                                       Weighted         Effect of 1%
                                                                        Average          Increase In
                                                        Balance      Interest Rate       Base Rates
                                                        -------      -------------      ------------
Wholly-owned debt:
Variable rate.................................          $25,157           8.86%              $ 252
                                                        =======                              =====

Total increase in IORI's annual
 net loss......................................                                              $ 252
                                                                                             =====

Per share.....................................                                               $ .17
                                                                                             =====

                      -----------------------------------

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

-------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The annual meeting was held on July 10, 2001, at which meeting stockholders were asked to consider and vote upon the election of Directors. At the meeting stockholders elected the following individuals as Directors:

                                                    Shares Voting
                                             --------------------------
                                                             Withheld
                     Director                    For         Authority
        -----------------------------------  -------------  -----------

        R. Douglas Leonhard................    1,288,764      17,203
        Ted P. Stokely.....................    1,288,764      17,203
        Martin L. White....................    1,288,764      17,203
        Edward G. Zampa....................    1,288,008      17,959

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


(a)  Exhibits:

     None.


(b)  Reports on Form 8-K as follows:

     None.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INCOME OPPORTUNITY REALTY INVESTORS, INC.



Date:    August 10, 2001          By:  /s/ Karl L. Blaha
     ------------------------        ----------------------------------
                                     Karl L. Blaha
                                     President



Date:    August 10, 2001          By:  /s/ Louis J. Corna
     ------------------------        -----------------------------------
                                     Louis J. Corna
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)