Form 10-Q
period 2001-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2001-11-09
CIK 949961

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                                         ------------------


                        Commission File Number 1-14784
                                               -------


                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



            NEVADA                                            75-2615944
-------------------------------                          ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


      1800 Valley View Lane, Suite 300, Dallas, Texas,              75234
    -------------------------------------------------------------------------
    (Address of Principal Executive Offices)                      (Zip Code)


                                (469) 522-4200
                      ----------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .
                                        ---      ---



Common Stock, $.01 par value                           1,438,945
----------------------------              ---------------------------------
         (Class)                           (Outstanding at October 31, 2001)

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               September 30,   December 31,
                                                                   2001           2000
                                                               ------------   ------------
                                                                  (dollars in thousands,
                                                                     except per share)
                       Assets
Real estate held for investment................................   $ 93,040      $ 91,837
Less - accumulated depreciation................................     (7,259)       (5,560)
                                                                  --------      --------
                                                                    85,781        86,277

Notes and interest receivable..................................        505         1,500
Investment in real estate partnerships.........................        121           141
Cash and cash equivalents......................................      3,914         2,087
Other assets (including $2,718 in 2000 from affiliates)........      2,553         6,514
                                                                  --------      --------
                                                                  $ 92,874      $ 96,519
                                                                  ========      ========

          Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable.....................................   $ 54,329      $ 54,206
Other liabilities (including $842 in 2001 to affiliates).......      3,059         2,315
                                                                  --------      --------
                                                                    57,388        56,521

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000
 shares; issued and outstanding 1,438,945 shares in 2001
 and 1,514,045 in 2000.........................................         14            15
Paid-in capital................................................     63,459        64,772
Accumulated distributions in excess of accumulated earnings....    (27,987)      (24,789)
                                                                  --------      --------
                                                                    35,486        39,998
                                                                  --------      --------
                                                                  $ 92,874      $ 96,519
                                                                  ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three Months         For the Nine Months
                                            Ended September 30,         Ended September 30,
                                          ---------------------------------------------------
                                             2001          2000         2001           2000
                                          ---------------------------------------------------
                                                (dollars in thousands, except per share)
Property revenue
     Rents................................  $    3,219  $    2,994  $    9,759   $   10,732

Property expense
     Property operations (including
          $243 in 2001 and $372 in 2000
          to affiliates and related
          parties)........................       2,272       1,667       5,292        5,286
                                            ----------  ----------  ----------   ----------
     Operating income.....................         947       1,327       4,467        5,446

Other income
     Interest.............................           8         108         142          206
     Equity in income/(loss) of
          equity partnerships.............         (30)         (2)        (27)         (71)
     Gain on sale of real estate..........          --       3,856          --       20,878
                                            ----------  ----------  ----------   ----------
                                                   (22)      3,962         115       21,013

Other expense
     Interest..............................      1,505       1,250       4,569        4,021
     Depreciation..........................        614         566       1,792        1,890
     Advisory fee to affiliate.............        179         170         570          505
     Net income fee to affiliate...........         --         234          --        1,453
     General and administrative
          (including $234 in 2001 and
          $210 in 2000 to affiliates and
          related parties)................         376         181         849          668
                                            ----------  ----------  ----------   ----------
                                                 2,674       2,401       7,780        8,537
                                            ----------  ----------  ----------   ----------

Net income (loss).........................  $   (1,749) $    2,888  $   (3,198)  $   17,922
                                            ==========  ==========  ==========   ==========
Earnings (loss) per share
     Net income (loss)....................  $    (1.16) $     1.88  $    (2.11)  $    11.70
                                            ==========  ==========  ==========   ==========
Weighted average Common shares used
     in computing earnings per share......   1,508,331   1,532,602   1,512,119    1,531,177
                                            ==========  ==========  ==========   ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 2001




                                                                         Accumulated
                                                                        Distributions
                                  Common Stock                          in Excess of
                               --------------------        Paid-in       Accumulated   Stockholders'
                                 Shares     Amount         Capital        Earnings        Equity
                               ---------   --------    ---------------  -------------  -------------
                                                    (dollars in thousands)
Balance, January 1, 2001.....  1,514,045     $   15       $  64,772         $ (24,789)     $  39,998

Repurchase of Common Stock...    (75,100)        (1)         (1,313)               --         (1,314)

Net (loss)...................         --         --              --            (3,198)        (3,198)
                               ---------     ------       ---------         ---------      ---------
Balance, September 30, 2001..  1,438,945     $   14       $  63,459           (27,987)     $  35,486
                               =========     ======       =========         =========      =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Nine Months
                                                                 Ended September 30,
                                                               --------------------
                                                                  2001       2000
                                                               ---------  ---------
Cash flows from Operating Activities.....................      (dollars in thousands)
  Rents collected........................................      $   9,578  $  10,798
  Payments for property operations (including $243 in
   2001 and $372 in 2000 to affiliates and related
    parties).............................................         (4,969)    (5,456)
  Interest collected.....................................            126        251
  Interest paid..........................................         (4,112)    (3,660)
  Advisory and net income fee to affiliate...............           (520)    (1,471)
  General and administrative expenses paid (including
    $234 in 2001 and $210 in 2000 to affiliates).........         (1,479)      (697)
  Distributions from equity partnerships' operating
    cash flow............................................             18         25
  Other..................................................             17       (321)
                                                               ---------  ---------
       Net cash used in operating activities.............         (1,341)      (531)

Cash Flows from Investing Activities
  Funding of notes receivable............................             --     (1,500)
  Collections on notes receivable........................          1,000         --
  Acquisition of real estate.............................             --    (15,767)
  Funding of equity partnerships.........................            (25)       (52)
  Real estate improvements...............................         (1,316)      (927)
  Proceeds from sale of real estate......................             --     46,613
                                                               ---------  ---------
       Net cash (used in) provided by investing
          activities.....................................           (341)    28,367

Cash Flows from Financing Activities
  Payments on notes payable..............................         (5,010)   (17,968)
  Proceeds from notes payable............................          5,000     10,875
  Deferred financing costs...............................           (124)        --
  Distributions from equity partnerships' financing
   cash flow.............................................             --        739
  Sale of Common Stock under dividend reinvestment
   plan..................................................             --         24
  Purchase of Common stock...............................         (1,314)      (134)
  Dividends to stockholders..............................             --       (685)
  Advances from/payments (to) advisor....................          4,957     (3,254)
                                                               ---------  ---------
       Net cash provided by (used in) financing
          activities.....................................          3,509    (10,403)

Net increase in cash and cash equivalents................          1,827     17,433
Cash and cash equivalents, beginning of period...........          2,087        722
                                                               ---------  ---------
Cash and cash equivalents, end of period.................      $   3,914  $  18,155
                                                               =========  =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                           For the Nine Months
                                                           Ended September 30,
                                                          ----------------------
                                                             2001         2000
                                                          ----------   ----------
                                                          (dollars in thousands)
Reconciliation of net income (loss) to net cash
  used in operating activities
Net income (loss).......................................  $    (3,198) $   17,922
Adjustments to reconcile net income (loss) to net cash
  used in operating activities
  Depreciation and amortization.........................        1,792       1,988
  Gain on sale of real estate...........................           --     (20,878)
  Loss of equity partnerships...........................           27          71
  Distributions from equity partnerships' operating
    cash flow...........................................           18          25
  (Increase) decrease in other assets...................         (856)        392
  Increase in interest payable..........................          132         263
  Increase (decrease) in other liabilities..............          744        (314)
                                                          -----------   ---------

    Net cash used in operating activities...............       (1,341)  $    (531)
                                                           ==========   =========

Schedule of noncash investing and financing activities

  Notes payable from acquisition of real estate.........   $       --   $   2,814

  Notes payable assumed by buyer on sale of real
    estate..............................................           --     (16,094)



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION
------- ---------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

Certain balances for 2000 have been reclassified to conform to the 2001 presentation.

NOTE 2.    REAL ESTATE
---------  -----------

In the nine months ended September 30, 2000, IORI sold the following properties:

                                                                    Net
                                                         Sales      Cash         Debt      Gain on
Property                Location       Units/Sq.Ft.      Price    Received    Discharged     Sale
------------------  -----------------  -------------    -------  ---------- -------------- -------
First Quarter
Apartments
La Monte Park       Houston, TX           128 Units      $ 5,000   $ 1,066  $ 3,829/(1)/   $   903

Second Quarter
Apartments
Renaissance Parc    Dallas, TX            294 Units       17,198     4,536   12,265/(1)/     1,213

Office Buildings
Olympic             Los Angeles, CA    46,685 Sq.Ft.       8,500     3,811    4,443          1,850
Saratoga            Saratoga, CA       89,825 Sq.Ft.      25,000    17,709    6,968         13,056

Third Quarter
Apartments
East Point          Mesquite, TX          126 Units        5,575     1,804    3,242          2,179

Land
Etheredge           Collin County, TX   74.98 Acres        2,341       754    1,406            194
Fambrough           Collin County, TX   75.07 Acres        2,338       754    1,408            194

------------

(1) Debt assumed by purchaser.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.    REAL ESTATE (Continued)
---------  -----------------------
In the nine months ended September 30, 2000, IORI purchased the following properties:

                                            Units/       Purchase  Net Cash        Debt         Interest    Maturity
Property                 Location        Sq.Ft./Acres     Price      Paid        Incurred         Rate        Date
------------------  ------------------  ---------------  --------  --------  ----------------  ---------  -------------
Second Quarter
Apartments
Frankel
 Portfolio /(1)/    Midland, TX         391 Units/(1)/    $14,034    $3,784  $     10,875           9.13%    07/03

Land
Etheredge           Collin County, TX   74.98 Acres         1,875       391         1,406/(2)/      10.0%    04/01/(3)/
Fambrough           Collin County, TX   75.07 Acres         1,877       592         1,408/(2)/      10.0%    04/01/(3)/
Frankel             Midland County, TX   1.01 Acres            41        43            --        --            --

---------------------------

(1) Frankel portfolio consists of five apartments: 60 unit Brighton Court, 92 units Del Mar Villas, 68 unit Enclave, 57 unit Signature Place and 114 unit Sinclair Place.
(2)   Seller financing.
(3)   Property was sold September 2000.

NOTE 3. NOTES RECEIVABLE
------- ----------------

In September 2000, IORI funded a $1.5 million loan secured by a second lien on 165 acres of unimproved land in The Colony, Texas. In May 2001, IORI received $1.0 million as a partial principal paydown.

NOTE 4. NOTES AND INTEREST PAYABLE
------- --------------------------

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

NOTE 5. OPERATING SEGMENTS
------- ------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. OPERATING SEGMENTS (Continued)
------- ------------------

on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, income (loss) of equity partnerships and gains on sale of real estate which totaled a loss of $22,000 and income of $115,000 for the three and nine months ended September 30, 2001, and income of $4.0 million and $21.0 million in the three and nine months ended September 30, 2000. Expenses that are not reflected in the segments are general and administrative expenses, advisory fees and net income fees which totaled $555,000 and $1.4 million for the three and nine months ended September 30, 2001, and $585,000 and $2.6 million for the three and nine months ended September 30, 2000. Excluded from operating segment assets are assets of $6.1 million at September 30, 2001, and $24.5 million at September 30, 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three and nine months ended September 30, and each segment's assets at September 30.


    Three Months Ended      Commercial
    September 30, 2001      Properties  Apartments   Land     Total
--------------------------  ----------  ----------  -------  -------
Rents........................  $ 2,013     $ 1,206  $    --  $ 3,219
Property operating
  expenses...................      997         718      557    2,272
                               -------     -------  -------  -------
Operating income.............  $ 1,016     $   488  $  (557) $   947
                               =======     =======  =======  =======

Depreciation.................  $   485     $   129  $    --  $   614
Interest.....................      659         321      525    1,505
Real estate improvements.....      168          --      329      497
Assets.......................   41,626      21,738   22,417   85,781



    Nine Months Ended       Commercial
    September 30, 2001      Properties  Apartments   Land     Total
--------------------------  ----------  ----------  -------  -------
Rents........................  $ 5,895     $ 3,721  $   143  $ 9,759
Property operating
  expenses...................    2,729       1,994      569    5,292
                               -------     -------  -------  -------
Operating income.............  $ 3,166     $ 1,727  $  (426) $ 4,467
                               =======     =======  =======  =======

Depreciation.................  $ 1,407     $   385  $    --  $ 1,792
Interest.....................    2,023       1,066    1,480    4,569
Real estate improvements.....      987          --      329    1,316
Assets.......................   41,626      21,738   22,417   85,781

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. OPERATING SEGMENTS (Continued)
------- ------------------

    Three Months Ended      Commercial
    September 30, 2000      Properties  Apartments   Land    Total
--------------------------  ----------  ----------  ------  -------
  Rents.....................   $ 1,569    $  1,425  $       $ 2,994
  Property operating
    expenses................       873         794      --    1,667
                               -------     -------  ------  -------
  Operating income..........   $   696     $   631  $       $ 1,327
                               =======     =======  ======  =======

  Depreciation..............   $   409     $   157  $   --  $   566
  Interest..................       682         457     111    1,250
  Real estate improvements..       432          --      --      432
  Assets....................    38,682      22,242      44   60,968


Property sales:                         Apartments   Land     Total
                                        ----------  ------  -------
  Sales price...............               $ 5,575  $4,679  $10,254
  Cost of sale..............                 3,396   4,291    7,687
                                           -------  ------  -------
  Gain on sale..............               $ 2,179  $  388  $ 2,567*
                                           =======  ======  =======

    Nine Months Ended       Commercial
    September 30, 2000      Properties  Apartments   Land    Total
--------------------------  ----------  ----------  ------  --------
  Rents.....................   $ 6,435     $ 4,297  $   --  $10,732
  Property operating
    expenses................     2,857       2,429      --    5,286
                               -------     -------  ------  -------
  Operating income..........   $ 3,578     $ 1,868  $   --  $ 5,446
                               =======     =======  ======  =======

  Depreciation..............   $ 1,410     $   480  $   --  $ 1,890
  Interest..................     2,449       1,391     181    4,021
  Real estate improvements..       915          12      --      927
  Assets....................    38,682      22,242      44   60,968


                            Commercial
Property sales:             Properties  Apartments   Land     Total
                            ----------  ----------  ------  --------
  Sales price...............   $33,500     $27,773  $4,679  $65,952
  Cost of sale..............    18,594      23,478   4,291   46,363
                               -------     -------  ------  -------
  Gain on sale..............   $14,906     $ 4,295  $  388  $19,589*
                               =======     =======  ======  =======

--------------------------

* Excludes recognition of a $1.3 million deferred gain on the sale of a property by an affiliate that had purchased the property from IORI.

NOTE 6. COMMITMENTS AND CONTINGENCIES
------- -----------------------------

Liquidity. Although management anticipates that IORI will generate excess cash from operations in 2001 due to increased rental rates and occupancy at its properties, such excess, however, will not be

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6. COMMITMENTS AND CONTINGENCIES (Continued)
------- -----------------------------

sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

Litigation. IORI is involved in various lawsuits arising in the ordinary course of business. Except for the Olive litigation, management is of the opinion that the outcome of these lawsuits will have no material impact on IORI's financial condition, results of operations or liquidity. See PART II. OTHER INFORMATION,
ITEM 1. "LEGAL PROCEEDINGS."

                             ----------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Introduction
------------

IORI invests in equity interests in real estate through acquisitions, leases and partnerships and also invests in mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at September 30, 2001, were $3.9 million, compared with $2.1 million at December 31, 2000. IORI's principal sources of cash have been, and will continue to be, from property operations, proceeds from property sales, financings and refinancings and partnership distributions. Although management anticipates that IORI will generate excess cash from operations in 2001 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

IORI's cash flow from property operations (rents collected less payments for expenses applicable to rental income) decreased to $4.6 million in the nine months ended September 30, 2001, from $5.3 million in 2000. Of this decrease, $1.0 million was due to the sale of three apartments and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

$1.0 million was due to the sale of two commercial properties in 2000. The decrease also was due to an increase in property expenses of $438,000 at IORI's commercial properties. This decrease was offset by an increase of $682,000 due to the purchase of five apartments in 2000 and increased rents collected of $140,000 for IORI's apartments and $875,000 for IORI's commercial properties.

Interest paid increased to $4.1 million for the nine months ended September 30, 2001, from $3.7 million paid in 2000. Of this increase, $420,000 was due to the purchase of five apartments in 2000 and $1.2 million was due to the purchase of one parcel of unimproved land in 2000. The increase also was due to a $124,000 increase from a loan refinancing for a commercial property in 2001. This increase was offset by a decrease of $755,000 from the sale of three apartments in 2000, $442,000 from the sale of two commercial properties in 2000, and $180,000 from the sale of two unimproved land parcels in 2000.

During the nine months ended September 30, 2001, IORI paid $520,000 to its advisor compared to $1.5 million in the nine months ended September 30, 2000. Fees paid to the advisor are based on gross assets and 7.5% of net income. The decrease in advisory and net income fees was due to IORI's net loss during 2001.

General and administrative expenses paid increased to $1.5 million in the nine months ended September 30, 2001, from $697,000 paid in 2000. The increase was due to increases in professional fees, taxes, and cost reimbursements to the advisor.

In the fourth quarter of 2000, IORI discontinued the payment of quarterly dividends. In the nine months ended September 30, 2000, IORI paid dividends of $.45 per share or a total of $685,000, and it sold 4,112 shares of Common Stock through the dividend reinvestment program for a total of $24,000.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 200,000 shares of IORI's Common Stock. In June 2000, the Board increased this authorization to 300,000 shares. In 2000, 19,500 shares of Common Stock were repurchased for a total of $134,000. Through September 30, 2001, a total of 218,804 shares had been repurchased at a cost of $1.9 million. In September 2001, the Board approved separately a private block purchase of 75,100 shares of IORI Common Stock for a total of $1.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

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

Recent Accounting Pronouncements
--------------------------------

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, is to be applied prospectively.

Results of Operations
---------------------

For the three and nine months ended September 30, 2001, IORI had a net loss of $1.7 million and $3.2 million, as compared to net income of $2.9 million and $17.9 million for the corresponding periods in 2000, which included gains on real estate totaling $3.9 million and $20.9 million. Fluctuations in components of revenue and expense between the 2000 and 2001 periods are discussed below.

Rents for the three months ended September 30, 2001, increased to $3.2 million, as compared to $3.0 million in the corresponding period in 2000. Of this increase, $410,000 and $42,000 was due to increased rental rates and occupancies at IORI's commercial properties and apartments, respectively. These increases were offset by a decrease of $210,000 due to the sale of one apartment in the third quarter of 2000. Rents for the nine months ended September 30, 2001, decreased to $9.8 million, as compared to $10.7 million in the corresponding period in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

2000. Of this decrease, $1.6 million was due to the sale of two commercial properties and $2.0 million was due to the sale of three apartments in 2000. This decrease was offset by increases of $1.4 million due to the purchase of five apartment properties in 2000 and $1.1 million and $150,000 was due to increased rental rates and occupancies at IORI's commercial and apartment properties, respectively. Rental income for the remaining quarter of 2001 is expected to decrease as IORI selectively sells properties.

Property operations expense increased in the three months ended September 30, 2001, to $2.3 million, as compared to $1.7 million in the corresponding period in 2000. Of this increase, $27,000 was due to increases in utility expenses at IORI's apartments, $152,000 was due to increases in leasing, administrative, and utility expenses at IORI's commercial properties and $557,000 was due to an increase in property tax expense for IORI's land. These increases were offset by a decrease of $103,500 due to the sale of two commercial properties in 2000. Property operations expense of $5.3 million in the nine months ended September 30, 2001, approximated the $5.3 million in the corresponding period in 2000. Operating expense for the remaining quarter of 2001 is expected to decrease as IORI selectively sells properties.

Interest income in the three and nine months ended September 30, 2001, was $8,000 and $142,000, as compared to $108,000 and $206,000 in the corresponding periods in 2000. The decrease was due to a $1.0 million paydown received in May 2001 on IORI's only note receivable. Interest income for the remainder of 2001 is expected to approximate that of the first three quarters of 2001.

Equity in income of partnerships in the three and nine months ended September 30, 2001, were losses of $30,000 and $27,000, as compared to losses of $2,000 and $71,000 in the corresponding periods in 2000. The nine month decrease was primarily due to a decrease in operating expenses at Eton Square Office Building.

Interest expense for the three months ended September 30, 2001, increased to $1.5 million from $1.3 million in the corresponding period in 2000. Of this increase $526,000 was due to the purchase of one unimproved land parcel in 2000 and $56,000 was due to one loan refinanced in 2001. These increases were offset by decreases of $80,000 and $51,000 due to lower variable interest rates at IORI's commercial properties and apartments. Decreases of $87,000 were due to the sale of one apartment and $111,000 was due to the sale of two unimproved land

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

parcels in the third quarter of 2000. Interest expense for the nine months ended September 30, 2001, increased to $4.6 million from $4.0 million in the corresponding period in 2000. Of this increase, $420,000 and $1.5 million was due to the purchase of five apartments and one unimproved land parcel in 2000, and $124,000 was due to one loan refinanced in 2001. These increases were offset by decreases of $412,000 due to the sale of two commercial properties; $755,000 due to the sale of three apartments; and $181,000 due to the sale of
two unimproved land parcels in 2000.   The remaining decrease of $96,000 was due
to lower variable interest rates at IORI's commercial properties and decreased principal balances. Interest expense for the remaining quarter of 2001 is expected to decrease as IORI selectively sells properties.

Depreciation expense for the three months ended September 30, 2001, increased to $614,000 from $566,000 in the corresponding period in 2000. This increase was due to $76,000 of tenant improvements at IORI's commercial properties offset by decreases of $28,000 due to the sale of one apartment in the third quarter of 2000. Depreciation expenses for the nine months ended September 30, 2001, decreased to $1.8 million from $1.9 million in the corresponding period in 2000. Of this decrease, $204,000 was due to the sale of two commercial properties and $232,000 was due to the sale of three apartments in 2000. These decreases were offset by an increase of $200,000 due to tenant improvements at IORI's commercial properties and an increase of $140,000 due to the purchase of five apartments in 2000. Depreciation for the fourth quarter of 2001 is expected to decrease as IORI selectively sells properties.

Advisory fee expense in the three and nine months ended September 30, 2001, was $179,000 and $570,000, as compared to $170,000 and $505,000 in the corresponding periods in 2000. The advisory fee is based on IORI's gross assets. Advisory fees for the remainder of 2001 are expected to decrease as IORI selectively sells properties.

Net income fee was $234,000 and $1.5 million in the three and nine months ended September 30, 2000. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

General and administrative expense was $376,000 and $849,000 for the three and nine months ended September 30, 2001, as compared to $181,000 and $668,000 in the corresponding periods in 2000. The three and nine month increase was primarily due to an increase in professional fees, taxes, and advisor cost reimbursements. General and administrative expense for the fourth quarter of 2001 is expected to approximate that of the first three quarters of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
------- --------------------------------------------------------------

At September 30, 2001, IORI's exposure to a change in interest rates on its debt is as follows:

                                                Weighted     Effect of 1%
                                                Average      Increase In
                                   Balance   Interest Rate    Base Rates
                                   -------   --------------  ------------
Wholly-owned debt:
      Variable rate..............   $25,040           8.56%         $250
                                   ========                         ====

Total increase in IORI's annual
      net loss...................                                   $250
                                                                    ====

Per share........................                                   $.17
                                                                    ====



                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
------- -----------------

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

------- -----------------

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

The Board believes that all provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling has been appealed to the United States Court of Appeals for the Ninth Circuit by IORI and TCI. See ITEM 5. "OTHER INFORMATION" for information on a preliminary agreement to settle the pending issues in this case.

ITEM 5. OTHER INFORMATION
------- -----------------

On October 23, 2001, IORI, Transcontinental Realty Investors, Inc. ("TCI") and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. The preferred shares will be convertible into ARI Common Stock during a six month period commencing on the first anniversary of the effective

------- -----------------


date of the transaction. Upon the acquisition of the IORI and TCI shares, IORI and TCI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement, approval of the court and a vote of the shareholders of all three entities. IORI has the same board as TCI and the same advisor as TCI and ARI.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------


(a)  Exhibits:

     None.


(b)  Reports on Form 8-K as follows:

     A Current Report on Form 8-K, dated September 27, 2001, was filed with respect to Item 5. "Other Events and Regulation FD Disclosures," which reports the purchase of 75,100 shares of IORI Common Stock.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INCOME OPPORTUNITY REALTY INVESTORS, INC.



Date:   November 9, 2001          By:  /s/ Karl L. Blaha
     ----------------------          ----------------------------------
                                     Karl L. Blaha
                                     President



Date:   November 9, 2001          By:  /s/ Brent Horak
     ----------------------          ----------------------------------
                                     Brent Horak
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)