Form 10-K405
period 2001-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2002-03-20
CIK 949961

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For The Year Ended December 31, 2001

                        Commission File Number 1-14784

                               -----------------

                   Income Opportunity Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                       Nevada                         75-2615944
           (State or Other Jurisdiction of         (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

                1800 Valley View Lane
              Suite 300, Dallas, Texas                   75234
       (Address of Principal Executive Office)        (Zip Code)

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

                                     NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 4, 2002, the Registrant had 1,438,945 shares of Common Stock outstanding. Of the total shares outstanding 576,480 were held by other than those who may be deemed to be affiliates, for an aggregate value of $10,463,112 based on the last trade as reported on the American Stock Exchange on March 4, 2002. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

                                     NONE

================================================================================

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                                                                                              Page
                                                                                              ----
                                           PART I

Item 1. Business.............................................................................   3
Item 2. Properties...........................................................................   5
Item 3. Legal Proceedings....................................................................   9
Item 4. Submission of Matters to a Vote of Security Holders..................................  10

                                           PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters............  11
Item 6. Selected Financial Data..............................................................  12
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations  13
Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk......................  17
Item 8. Financial Statements and Supplementary Data..........................................  18
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  42

                                          PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant.........................  42
Item 11. Executive Compensation..............................................................  47
Item 12. Security Ownership of Certain Beneficial Owners and Management......................  49
Item 13. Certain Relationships and Related Transactions......................................  49

                                           PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K......  51
Signature Page...............................................................................  52

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

   At December 31, 2001, IORI's real estate consisted of 16 properties held for investment. In addition, IORI owns interests in two partnerships, each of which owns a property and a third partnership which holds a wraparound mortgage note receivable. IORI's real estate portfolio is more fully discussed in ITEM 2. "PROPERTIES."

Proposed Acquisition by American Realty Investors, Inc.

   On October 23, 2001, IORI, Transcontinental Realty Investors, Inc. ("TCI") and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who affirmatively elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who affirmatively elect to receive ARI preferred stock in lieu of cash. Each share of Series H Preferred Stock will be convertible into 2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of the IORI and TCI shares, IORI and TCI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. IORI has the same board as TCI and the same advisor as TCI and ARI.

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

   IORI's business is not seasonal. Management has determined to continue to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management's plan of operation is to acquire higher class apartment and commercial properties in keeping with the current class of properties in IORI's real estate portfolio. In 2002, management intends to focus on income producing property acquisitions to maintain a balance between income producing and non-income producing properties. Management does not expect that IORI will seek to fund or acquire additional mortgage loans. IORI may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of IORI's properties.

   The Board of Directors currently intends to continue its policy of prohibiting IORI from incurring aggregate secured and unsecured indebtedness in excess of 300% of IORI's net asset value (defined as the book value of all assets of IORI minus all of its liabilities); however, the Board may alter such policy at any time.

Management of the Company

   Although the Board of Directors is directly responsible for managing the affairs of IORI and for setting the policies which guide it, the day-to-day operations of IORI are performed by Basic Capital Management, Inc. ("BCM"), a contractual advisor under the supervision of the Board. BCM's duties include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. BCM also serves as a consultant in connection with IORI's business plan and investment decisions made by the Board.

   BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust, which owns BCM and, in such capacity has substantial contact with the management of BCM and input with respect to its performance of advisory services to IORI. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

   BCM has been providing advisory services to IORI since March 28, 1989. BCM also serves as advisor to TCI and Directors of IORI are also directors of TCI. BCM also serves as Advisor to ARI. The officers of IORI also serve as officers of ARI, TCI and BCM. As of March 4, 2002, ARI and TCI owned approximately 28.5% and 24.0%, respectively, of IORI's outstanding shares of Common Stock and BCM owned approximately 7.4% of IORI's outstanding shares of Common Stock.

   Since February 1, 1990, affiliates of BCM have provided property management services to IORI. Currently Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to IORI. The general partner of Triad is BCM. The limited partner of Triad is GS Realty Services, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management and leasing of IORI's seven office buildings and the two commercial properties owned by real estate partnerships in which IORI and TCI are partners to Regis Realty, Inc. ("Regis"), a related party, which is a company also owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

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

   IORI's real estate portfolio at December 31, 2001, is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" provide certain summary information concerning IORI's real estate portfolio.

   IORI's real estate portfolio consists of 16 owned properties and an investment in two partnerships each of which owns a commercial property. IORI holds a fee simple title to the owned properties. IORI holds one mortgage note receivable, and a partnership in which it is a 40% general partner that holds a wraparound mortgage note. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning IORI's real estate and further summary information with respect to its owned properties and its partnership investments.

   IORI's real estate is geographically diverse. At December 31, 2001, IORI held equity investments in apartments and office buildings in the Pacific, Southwest and Southeast regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The majority of IORI's properties are, however, located in California and Texas. At December 31, 2001, IORI held a mortgage note secured by a second lien on 165 acres of unimproved land in The Colony, Texas, as described more specifically under "Mortgage Loans," below.

   At December 31, 2001, one of IORI's properties, the Travelers land parcel, exceeded 10% of IORI's total assets. At December 31, 2001, 95% of IORI's assets consisted of owned properties and less than 1% consisted of investments in partnerships. The remaining 5% of IORI's assets were cash, cash equivalents and other assets. The percentage of IORI's assets invested in any one category is subject to change and no assurance can be given that the composition of IORI's assets in the future will approximate the percentages listed above. See ITEM 1. "BUSINESS--Business Plan."

   To continue to qualify for federal taxation as a REIT under the Code, IORI is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.

Geographic Regions

   IORI has divided the continental United States into the following geographic regions.

                                       [GRAPHIC MAP]

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

Real Estate

   At December 31, 2001, 95% of IORI's assets were invested in real estate, on a leveraged basis, in the Pacific, Southeast and Southwest regions of the continental United States. IORI's real estate portfolio consists of 16 owned properties and an investment in two partnerships, each of which owns a commercial property.

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

   The following table sets forth the percentages, by property type and geographic region, (other than two parcels of unimproved land, as described below) of IORI's owned real estate at December 31, 2001.

                                             Commercial
                        Region    Apartments Properties
                        ------    ---------- ----------
                        Pacific..    -- %        69%
                        Southwest    100         18
                        Southeast    --          13
                                     ---        ---
                                     100%       100%
                                     ===        ===

   The foregoing table is based solely on the number of apartment units and commercial square footage owned and does not reflect the value of IORI's investment in each region. IORI owns two parcels of unimproved land, 1.01 acres and 204 acres, both in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of IORI's real estate.

   A summary of the activity in IORI's owned real estate portfolio during 2001 is as follows:

                   Owned properties at January 1, 2001.. 16
                   Properties purchased................. --
                   Properties sold...................... --
                                                         --
                   Owned properties at December 31, 2001 16
                                                         ==

   Properties Held for Investment. Set forth below are IORI's owned properties at December 31, 2001, all of which were held for investment and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 2001, 2000 and 1999:

                                                                  Rent Per Square Foot   Occupancy%
                                                                  -------------------- --------------
Property               Location       Units/ Square Footage/Acres  2001   2000   1999  2001 2000 1999
--------         -------------------- --------------------------- ------ ------ ------ ---- ---- ----
Apartments
Brighton Court.. Midland, TX             60 Units/90,672 Sq. Ft.  $  .54 $  .53 $    *  93   93    *
Del Mar......... Midland, TX            92 Units/105,348 Sq. Ft.     .50    .50      *  98   98    *
Enclave......... Midland, TX             68 Units/89,734 Sq. Ft.     .57    .56      *  93   93    *
Meridian........ Midland, TX           280 Units/264,000 Sq. Ft.     .45    .41    .46  95   95   69
Signature Place. Midland, TX             57 Units/72,480 Sq. Ft.     .57    .56      *  86   86    *
Sinclair Place.. Midland, TX            114 Units/91,529 Sq. Ft.     .50    .49      *  96   96    *
Treehouse....... San Antonio, TX        106 Units/88,957 Sq. Ft.     .84    .83    .80  95   95   96

Office Buildings
2010 Valley View Farmers Branch, TX               39,568 Sq. Ft.   17.98  17.40  16.26  87   86   64
5600 Mowry...... Newark, CA                       56,120 Sq. Ft.   26.70  24.64  22.94  72  100  100
Akard Plaza..... Dallas, TX                       42,895 Sq. Ft.   16.95  15.46  15.34  90   91   92
Chuck Yeager.... Chantilly, VA                    60,060 Sq. Ft.   13.02  11.21  14.70 100   41   41
Daley Plaza..... San Diego, CA                   122,795 Sq. Ft.   18.42  15.32  14.68  98   88   79
La Mesa Village. La Mesa, CA                      92,611 Sq. Ft.   19.45  16.87  17.29  68   77   88
Westlake Village Westlake Village, CA             45,500 Sq. Ft.   18.72  18.10  16.96  60   52   70

Land
Frankel......... Midland County, TX                   1.01 Acres
Travelers....... Farmers Branch, TX                    204 Acres

--------
*  Property was purchased in 2000.

   Partnership Properties. Set forth below is the commercial property owned by each of the two partnerships in which IORI is an equity investor and the average annual rental rate and occupancy thereof at December 31, 2001, 2000 and 1999:

                                            Rent per Square Foot   Occupancy%
                                            -------------------- --------------
Property         Location   Square Footage   2001    2000  1999  2001 2000 1999
--------        ----------- --------------- ------  ------ ----- ---- ---- ----
Shopping Center
Chelsea Square. Houston, TX  70,275 Sq. Ft. $ 9.63  $ 9.31 $8.78  77   77  100

Office Building
Eton Square.... Tulsa, OK   222,654 Sq. Ft.  11.27   10.52  9.77  85   59   87

   IORI owns a 36.3% general partner interest and TCI owns a 63.7% limited partner interest in Tri-City Limited Partnership ("Tri-City") which in turn owns Chelsea Square Shopping Center. In February 2000, Tri-City obtained mortgage financing of $2.1 million secured by the previously unencumbered shopping center. Tri-City received net cash of $2.0 million after the funding of required escrows and the payment of various closing costs. The mortgage bore interest at a fixed rate of 10.24% per annum until February 2001 and a variable rate thereafter, currently 9.44% per annum, requires monthly payments of principal and interest of $20,601 and matures in February 2005. IORI received a distribution of $739,000 of the net financing proceeds.

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

   In September 2000, IORI funded a $1.5 million loan, secured by a second lien on 165 acres of unimproved land in The Colony, Texas. In May 2001, IORI received $1.0 million as a partial principal paydown. The loan bears interest at 18.0% per annum, requires monthly payments of interest only and matured in January 2002. In January 2002, the loan was extended to April 2002.

   Partnership mortgage loans. IORI owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates ("NIA"), which holds a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri. IORI advanced the partnership $24,000 in 2001.

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

   In October 2000, plaintiffs' counsel asserted that the stock option agreement to purchase TCI shares, which was entered into by IORI and ARI, an affiliate of IORI, in October 2000 with an investment fund, breached a provision of the Modification. As a result of this assertion, IORI assigned all of its rights to purchase the TCI shares under this stock option agreement to ARI.

   The Board believes that the provisions of the Settlement, Modification and the Olive Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling has been appealed to the United States Court of Appeals for the Ninth Circuit by IORI and TCI.

   On October 23, 2001, IORI, TCI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval for the proposed settlement. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series H Preferred Stock will be convertible into 2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of the IORI and TCI shares, IORI and TCI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. IORI has the same board as TCI and the same advisor as TCI and ARI.

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

              QUARTER ENDED                           HIGH   LOW
              -------------                          ------ ------
              March 31, 2002 (through March 4, 2002) $18.30 $17.20

              March 31, 2001........................   9.15   7.63
              June 30, 2001.........................   8.20   6.94
              September 30, 2001....................  13.50   9.10
              December 31, 2001.....................  23.50  12.75

              March 31, 2000........................   7.50   5.25
              June 30, 2000.........................   7.50   2.00
              September 30, 2000....................  10.25   6.75
              December 31, 2000.....................   9.25   8.00

   As of March 4, 2002, the closing price of IORI's Common Stock on the AMEX was $18.15 per share.

   As of March 4, 2002, IORI's Common Stock was held by 1,350 holders of record.

   IORI paid no dividends in 2001. See ITEM 7. "MANAGEMENT DISCUSSION AND ANALYSIS--Liquidity and Capital Resources." IORI paid dividends in 2000 as follows:

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


   IORI reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented capital gains.

   On December 5, 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 200,000 shares of IORI's Common Stock. In June 2000, the Board increased this authorization to 300,000 shares. Through December 31, 2001, a total of 218,804 shares had been repurchased at a cost of $1.9 million. In September 2001, the Board approved separately a private block purchase of 75,100 shares of IORI Common Stock for a total cost of $1.3 million.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   For the Years Ended December 31,
                                       ---------------------------------------------------------
                                          2001        2000        1999       1998        1997
                                       ----------  ----------  ---------- ----------  ----------
                                               (dollars in thousands, except per share)
EARNINGS DATA
Rents................................. $   13,001  $   13,731  $   15,968 $   14,326  $   12,221
Property expense......................      6,591       6,969       6,768      6,462       5,900
                                       ----------  ----------  ---------- ----------  ----------
 Operating income.....................      6,410       6,762       9,200      7,864       6,321
Interest income.......................        194         319          29        172         266
Income (loss) from equity partnerships         (9)        (61)        148        113          52
Gain on sale of real estate...........         --      20,878       1,525        180       3,953
                                       ----------  ----------  ---------- ----------  ----------
                                              185      21,136       1,702        465       4,271
Other expense.........................     10,057      11,104       9,580      9,008       7,275
                                       ----------  ----------  ---------- ----------  ----------
Net income (loss)..................... $   (3,462) $   16,794  $    1,322 $     (679) $    3,317
                                       ----------  ----------  ---------- ----------  ----------
PER SHARE DATA
Net income (loss)..................... $    (2.32) $    11.03  $      .87 $     (.44) $     2.18
                                       ==========  ==========  ========== ==========  ==========
Dividends per share................... $       --  $      .45  $      .60 $      .60  $      .40
Weighted average Common shares
  outstanding.........................  1,493,675   1,522,510   1,527,386  1,521,832   1,519,888

                                                    December 31,
                                      ----------------------------------------
                                        2001    2000    1999    1998    1997
                                      -------  ------- ------- ------- -------
                                      (dollars in thousands, except per share)
 BALANCE SHEET DATA
 Real estate held for investment, net $87,315  $86,277 $86,542 $83,691 $81,914
 Notes and interest receivable, net..     505    1,500      --      --   2,010
 Total assets........................  91,833   96,519  91,185  88,695  90,309
 Notes and interest payable..........  54,426   54,206  62,852  60,786  61,323
 Stockholders' equity................  35,222   39,998  23,991  23,560  25,131
 Book value per share................ $ 24.48  $ 26.42 $ 15.69 $ 15.44 $ 16.53


   IORI purchased nine properties for a total of $46.5 million in 2000, one property for $5.4 million in 1999, and eight properties for a total of $40.6 million in 1997. IORI sold seven properties for a total of $66.6 million in 2000, one property for $3.2 million in 1999, and three properties for a total of $24.8 million in 1997. See ITEM 2. "PROPERTIES - Real Estate" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   IORI invests in equity interests in real estate through acquisitions, leases, partnerships and in mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Liquidity and Capital Resources

   Cash and cash equivalents at December 31, 2001, totaled $66,000 compared to $2.1 million at December 31, 2000. IORI's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings and partnership distributions. Although management anticipates that IORI will generate excess cash from operations in 2002 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

   Net cash used in operating activities was $2.0 million in 2001 as compared to $1.9 million in 2000. The primary factors affecting cash flow from operating activities are discussed in the following paragraphs.

   Cash flow from property operations (rents collected less payments for property operating expenses) decreased to $6.0 million in 2001 from $6.6 million in 2000. A decrease of $2.0 million was due to the sale of three apartments and two office buildings in 2000. The decrease was offset in part by an increase of $721,000 from the purchase of five apartments in 2000 and an increase of $700,000 due to increased rental rates and occupancies at IORI's apartment and commercial properties.

   Interest collected decreased to $148,000 in 2001 from $310,000 in 2000. This decrease was due to a decrease in short-term investment income and the partial paydown of one mortgage note receivable in 2001.

   Interest paid on notes payable increased to $5.5 million in 2001 from $5.0 million in 2000. Of this increase, $427,000 was due to the purchase of five apartments in 2000 and $1.6 million was due to the purchase of one parcel of unimproved land in 2000. The increase also was due to a $188,000 increase from a loan refinancing for a commercial property in 2001. This increase was offset by a decrease of $883,000 from the sale of three apartments in 2000, $496,000 from the sale of two commercial properties in 2000, and $135,000 from the sale of two unimproved land parcels in 2000. A decrease of $200,000 was due to variable interest rates decreasing during 2001 for several of IORI's variable rate notes.

   Advisory and net income fee paid to affiliate decreased to $1.1 million in 2001 from $2.6 million in 2000. A decrease of $1.4 million was due to a decrease in the net income fee paid which is due to a decrease in IORI's net income, the basis for such fee. The remaining decrease was due to a decrease in gross assets. See NOTE 8. "ADVISORY AGREEMENT."

   General and administrative expenses paid increased to $1.6 million in 2001 from $1.2 million in 2000. This increase was due to increases in taxes accrued in 2000 and paid in 2001.

   In 2001, IORI made improvements to its properties totaling $3.5 million compared to the $1.9 million in 2000. The increase was primarily due to improvements made to IORI's unimproved land.

   In 2001, IORI received cash of $1.0 million from mortgage receivable principal payments, and net cash of $14.1 million from refinancings. In 2001, $14.8 million was expended in principal payments on mortgage debt.

   Scheduled principal payments on notes payable of $12.0 million are due in 2002. For those mortgages that come due in 2002, it is management's intent to either seek an extension of the due dates by one or more years, or refinance the debt on a long-term basis, or pay off the debt at maturity, or selectively sell income producing real estate. Management believes it will continue to be successful in obtaining loan extensions and/or refinancings.

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

   IORI owns a 36.3% general partner interest in the Tri-City partnership. In 2001, IORI received a distribution of $18,000 from Tri-City's operating cash flow, and advanced $4,000 to the partnership. IORI owns a 40% general partner interest in the NIA partnership. In 2001, IORI received no distributions from NIA and made a $24,000 contribution to the partnership. IORI owns a 10% limited partnership interest in the TCI Eton Square partnership. IORI received no distributions and made no contributions to the partnership in 2001. See NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

   IORI paid no dividends in 2001. In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of IORI's Common Stock. The non-payment decision was based on the Board determining that IORI needed to retain cash for acquisitions that were anticipated in 2001 and that IORI had no REIT taxable income that required a distribution.

   In 2001, IORI repurchased 75,100 shares of Common Stock in a private block purchase for a total of $1.3 million.

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

Results of Operations

   2001 Compared to 2000. IORI reported a net loss of $3.5 million in 2001, as compared to net income of $16.8 million in 2000, which included gains on real estate totaling $20.9 million. Fluctuations in these and the other components of revenue and expense are discussed in the following paragraphs.

   Rents decreased to $13.0 million in 2001 from $13.7 million in 2000. Of this decrease, $1.6 million was due to the sale of two commercial properties in 2000 and $2.0 million was due to the sale of three apartments in 2000. This decrease was offset by increases of $1.4 million due to the purchase of five apartment properties in 2000 and $1.3 million and $151,000 was due to increased rental rates at IORI's commercial and apartment properties, respectively. Rents in 2002 are expected to decrease as IORI selectively sells properties.

   Property operations expense decreased to $6.6 million in 2001 from $7.0 million in 2000. Of this decrease, $1.1 million was due to the sale of three apartments and $570,000 due to the sale of two commercial properties in 2000. This decrease was offset by an increase of $673,000 due to the purchase of five apartments in 2000, $320,000 was due to increased utility, cleaning, repairs, and insurance expenses at IORI's commercial properties, and $250,000 was due to an increase in property taxes for IORI's land. Properties operations expense is expected to decrease in 2002 as IORI selectively sells properties.

   Interest income decreased to $194,000 in 2001 from $319,000 in 2000. This decrease was due to a decrease in short-term investments, and from a $1.0 million principal paydown received in May 2001 on IORI's only note receivable. Interest income is expected to decrease as IORI's mortgage loan is paid in full in 2002.

   Interest expense increased to $6.1 million in 2001 from $5.1 million in 2000. Of this increase, $345,000 and $2.0 million was due to the purchase of five apartments and one unimproved land parcel in 2000, respectively, and $174,000 was due to one loan refinanced in 2001. These increases were offset by decreases of $441,000 due to the sale of two commercial properties; $755,000 due to the sale of three apartments; and $134,000 due to the sale of two unimproved land parcels in 2000. The remaining decrease of $203,000 was due to lower variable interest rates at IORI's apartment and commercial properties. Interest expense in 2002 is expected to decrease from 2001 due to a decrease in outstanding debt.

   Depreciation expense decreased to $2.4 million in 2001 from $2.5 million in 2000. A decrease of $427,000 was from the sale of five properties in 2000, offset by an increase of $138,000 from the purchase of five properties in 2000 and an increase of $200,000 was from tenant improvements. Depreciation expense in 2002 is expected to approximate 2001.

   Advisory fee to affiliate increased to $817,000 in 2001 from $664,000 in 2000. The increase was attributable to an increase in gross assets, the basis of such fee. The advisory fee in 2002 is expected to approximate 2001. See NOTE
8. "ADVISORY AGREEMENT."

   IORI paid no net income fee in 2001 compared to the $1.4 million in 2000. The net income fee is based on 7.5% of IORI's net income.

   General and administrative expense decreased to $739,000 in 2001 from $1.5 million in 2000. This decrease was primarily due to a decrease in taxes.

   Equity losses of partnerships was $9,000 in 2001 compared to $61,000 in 2000. The decrease was primarily due to a decrease in operating expenses at Eton Square Office Building.

   In 2001, IORI realized no gains on the sale of real estate.

   In 2000, gains on sale of real estate totaling $20.9 million were realized:
$903,000 on the sale of La Monte Park Apartments, $1.2 million on the sale of Renaissance Parc Apartments, $1.9 million on the sale of Olympic Office Building, $13.1 million on the sale of Saratoga Office Building, $2.2 million on the sale of Eastpoint Apartments, $388,000 on the sale of Etheredge and Fambrough land and a $1.3 million recognition of a deferred gain.

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

   Property operations expense increased to $ 7.0 million in 2000 from $6.8 million in 1999. An increase in property operations expense of $1.7 million was due to six income producing properties being purchased in 2000 and the fourth quarter of 1999, offset by a decrease of $1.6 million from the sale of six income producing properties in 2000 and 1999.

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

   In 2000, gains on sale of real estate totaling $20.9 million were realized:
$903,000 on the sale of La Monte Park Apartments, $1.2 million on the sale of Renaissance Parc Apartments, $1.9 million on the sale of Olympic Office Building, $13.1 million on the sale of Saratoga Office Building, $2.2 million on the sale of Eastpoint Apartments, $388,000 on the sale of Etheredge and Fambrough land and a $1.3 million recognition of a deferred gain. In 1999, IORI recognized gains on sale of real estate totaling $1.5 million, $1.0 million being IORI's equity share of the gain recognized by Tri-City on the sale of two commercial properties, and $490,000 on IORI's sale of Town Center Plaza Shopping Center. See NOTE 2. "REAL ESTATE" and NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

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

Taxes

   For the years 1999, 2000 and 2001, IORI elected and in the opinion of management qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To continue to qualify for federal taxation as a REIT, IORI is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. As a REIT, IORI is also required to distribute at least 90% (95% in 2000 and 1999) of its REIT taxable income plus 90% (95% in 2000 and 1999) of its net income from foreclosure property on an annual basis to stockholders.

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

   The following table contains only those exposures that existed at December 31, 2001. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI's ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. (Dollars in thousands.)

Liabilities

Notes payable
Variable interest rate-fair value................................................... $ 4,773
                                2002     2003     2004     2005    2006   Thereafter  Total
                               -------  -------  -------  ------  ------  ---------- -------
Instrument's maturities....... $11,289  $20,270   $7,442  $   --  $   --    $  ---   $39,001
Instrument's amortization.....     503      280      122      27      30     1,690     2,652
   Interest...................   3,422    1,729      433     180     177     2,063     8,004
   Average rate...............    9.04%    9.06%    9.50%  10.39%  10.39%    10.39%

Fixed interest rate-fair value                                                       $12,393
                                2002     2003     2004     2005    2006   Thereafter  Total
                               -------  -------  -------  ------  ------  ---------- -------
Instrument's maturities....... $    --  $    --    $   --  $   -- $6,214    $4,998   $11,212
Instrument's amortization.....     204      223      243     266     184        63     1,183
   Interest...................   1,102    1,083    1,063   1,040     838       412     5,538
   Average rate...............    9.00%    9.00%    9.01%   9.01%   9.28%     9.28%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----

Report of Independent Certified Public Accountants...........................................  19

Consolidated Balance Sheets--December 31, 2001 and 2000......................................  20

Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999..........  21

Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999  22

Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999..........  23

Notes to Consolidated Financial Statements...................................................  25

Schedule III--Real Estate and Accumulated Depreciation.......................................  38

Schedule IV--Mortgage Loans on Real Estate...................................................  40

   All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Income Opportunity Realty Investors, Inc.

   We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   As discussed in Note 1, IORI adopted the provisions of SFAS 144, Accounting for Impairment of Long Lived Assets, in 2001.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of
December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   Also, in our opinion, the schedules referred to above presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Dallas, Texas
March 11, 2002

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                   ---------------------
                                                                                     2001        2000
                                                                                   ---------   --------
                                                                                   (dollars in thousands
                                                                                     except per share)
                                      Assets
Real estate held for investment................................................... $ 95,190    $ 91,837
Less--accumulated depreciation....................................................   (7,875)     (5,560)
                                                                                   --------    --------
                                                                                     87,315      86,277
Notes receivable..................................................................      505       1,500
Investment in real estate partnerships............................................      142         141
Cash and cash equivalents.........................................................       66       2,087
Other assets (including $3,862 in 2000 from affiliates)...........................    3,805       6,514
                                                                                   --------    --------
                                                                                   $ 91,833    $ 96,519
                                                                                   ========    ========
                       Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable........................................................ $ 54,426    $ 54,206
Other liabilities (including $593 in 2001 to affiliates)..........................    2,185       2,315
                                                                                   --------    --------
                                                                                     56,611      56,521
Commitments and contingencies
Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding
  1,438,945 shares in 2001 and 1,514,045 shares in 2000...........................       14          15
Paid-in capital...................................................................   63,459      64,772
Accumulated distributions in excess of accumulated earnings.......................  (28,251)    (24,789)
                                                                                   --------    --------
                                                                                     35,222      39,998
                                                                                   --------    --------
                                                                                   $ 91,833    $ 96,519
                                                                                   ========    ========



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Years Ended December 31,
                                                                  ----------------------------------------
                                                                      2001            2000            1999
                                                                  ------------    ------------    ------------
                                                                  (dollars in thousands, except per share)
Property revenue
 Rents........................................................... $     13,001    $     13,731    $     15,968
Property expense
 Property operations (including $312 in 2001, $602 in 2000 and
   $618 in 1999 to affiliates and related parties)...............        6,591           6,969           6,768
                                                                  ------------    ------------    ------------
Operating income.................................................        6,410           6,762           9,200
Other income
 Interest........................................................          194             319              29
 Income (loss) from equity partnerships..........................           (9)            (61)            148
 Gain on sale of real estate.....................................           --          20,878           1,525
                                                                  ------------    ------------    ------------
                                                                           185          21,136           1,702
Other expense
 Interest........................................................        6,074           5,079           5,658
 Depreciation....................................................        2,427           2,450           2,723
 Advisory fee to affiliate.......................................          817             664             371
 Net income fee to affiliate.....................................           --           1,362              81
 General and administrative (including $323 in 2001, $287 in 2000
   and $260 in 1999 to affiliate)................................          739           1,549             747
                                                                  ------------    ------------    ------------
                                                                        10,057          11,104           9,580
                                                                  ------------    ------------    ------------
Net income (loss)................................................ $     (3,462)   $     16,794    $      1,322
                                                                  ============    ============    ============
Earnings per share
  Net income (loss).............................................. $      (2.32)   $      11.03    $        .87
                                                                  ============    ============    ============
Weighted average shares of Common Stock used in
  computing earnings per share...................................    1,493,675       1,522,510       1,527,386
                                                                  ============    ============    ============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Accumulated
                                                               Distributions
                                      Common Stock             in Excess of
                                    ----------------  Paid-in   Accumulated  Stockholders'
                                     Shares    Amount Capital    Earnings       Equity
                                    ---------  ------ -------  ------------- -------------
                                            (dollars in thousands, except shares)

Balance, January 1, 1999........... 1,526,043   $15   $64,857    $(41,312)      $23,560
Sale of Common Stock under dividend
  reinvestment plan................     2,865    --        17          --            17
Dividends ($.60 per share).........        --    --        --        (908)         (908)
Net income.........................        --    --        --       1,322         1,322
                                    ---------   ---   -------    --------       -------

Balance, December 31, 1999......... 1,528,908    15    64,874     (40,898)       23,991
Sale of Common Stock under dividend
  reinvestment plan................     5,037    --        32          --            32
Repurchase of Common Stock.........   (19,900)   --      (134)         --          (134)
Dividends ($.45 per share).........        --    --        --        (685)         (685)
Net income.........................        --    --        --      16,794        16,794
                                    ---------   ---   -------    --------       -------

Balance, December 31, 2000......... 1,514,045    15    64,772     (24,789)       39,998
Repurchase of Common Stock.........   (75,100)   (1)   (1,313)         --        (1,314)
Net loss...........................        --    --        --      (3,462)       (3,462)
                                    ---------   ---   -------    --------       -------

Balance, December 31, 2001......... 1,438,945   $14   $63,459    $(28,251)      $35,222
                                    =========   ===   =======    ========       =======


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended December 31,
                                                                        -------------------------------
                                                                           2001         2000     1999
                                                                        ----------    --------  -------
                                                                             (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected....................................................... $   12,966    $ 13,638  $16,065
 Interest collected....................................................        148         310       29
 Interest paid.........................................................     (5,528)     (5,036)  (5,458)
 Payments for property operations (including $312 in 2001, $602 in 2000
   and $618 in 1999 to affiliate and related party)....................     (6,981)     (7,068)  (6,325)
 Advisory and net income fee paid to affiliate.........................     (1,054)     (2,576)    (388)
 General and administrative expenses paid (including $323 in 2001, $287
   in 2000 and $260 in 1999 to affiliate)..............................     (1,618)     (1,185)    (793)
 Distributions from equity partnerships' operating cash flow...........         18          25      155
 Other.................................................................         20          --       34
                                                                        ----------    --------  -------
     Net cash provided by (used in) operating activities...............     (2,029)     (1,892)   3,319

Cash Flows from Investing Activities
 Acquisition of interest in equity partnership.........................         --          --     (384)
 Funding of equity partnerships........................................        (28)        (58)     (39)
 Real estate improvements..............................................     (3,466)     (1,947)  (2,199)
 Acquisition of real estate (including $1,514 in 2000 and $337 in 1999
   to affiliate and related party).....................................         --     (37,334)  (5,287)
 Deposits on pending purchases and financings..........................        (25)         --       --
 Proceeds from sale of real estate.....................................         --      43,393    2,673
 Distributions from equity partnership's investing cash flow...........         --          --    2,027
 Funding of note receivable............................................         --      (1,500)
 Collection of note receivable.........................................      1,000          --       --
                                                                        ----------    --------  -------
     Net cash provided by (used in) investing activities...............     (2,519)      2,554   (3,209)

Cash Flows from Financing Activities
 Proceeds from notes payable...........................................     14,900      22,875   10,778
 Payments on notes payable.............................................    (14,783)    (18,153)  (8,681)
 Deferred financing costs (including $99 in 2001 to affiliate).........       (911)        172     (258)
 Distributions from equity partnership's financing cash flow...........         --         739       --
 Sale of Common Stock under dividend reinvestment plan.................         --          32       17
 Dividends to stockholders.............................................         --        (685)    (908)
 Repurchase of Common Stock............................................     (1,314)       (134)      --
 Payments from (to) advisor............................................      4,635      (4,143)    (439)
                                                                        ----------    --------  -------
     Net cash provided by financing activities.........................      2,527         703      509
                                                                        ----------    --------  -------
 Net increase (decrease) in cash and cash equivalents..................     (2,021)      1,365      619
 Cash and cash equivalents, beginning of year..........................      2,087         722      103
                                                                        ----------    --------  -------
 Cash and cash equivalents, end of year................................ $       66    $  2,087  $   722
                                                                        ==========    ========  =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                                                      For the Years Ended December 31,
                                                                      -------------------------------
                                                                         2001         2000     1999
                                                                      ----------    --------  -------
                                                                           (dollars in thousands)

Reconciliation of net income (loss) to net cash provided by (used in)
  operating activities
 Net income (loss)................................................... $   (3,462)   $ 16,794  $ 1,322
 Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities
   Depreciation and amortization.....................................      2,930       2,450    2,967
   Gain on sale of real estate.......................................         --     (20,878)  (1,525)
   Equity in (income) loss of partnerships...........................          9          61     (148)
   Distributions from equity partnerships' operating cash flow.......         18          25      155
   Decrease in interest receivable...................................         --          --       --
   (Increase) decrease in other assets...............................     (1,554)        338      127
   (Decrease) in interest payable....................................       (103)        (87)     (44)
   Increase (decrease) in other liabilities..........................        133        (595)     465
                                                                      ----------    --------  -------
     Net cash provided by (used in) operating activities............. $   (2,029)   $ (1,892) $ 3,319
                                                                      ==========    ========  =======

Schedule of noncash investing and financing activities
 Notes payable from purchase of real estate.......................... $       --    $  2,814  $    --
 Notes payable assumed by buyer on sale of real estate...............         --      16,094       --


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

   Certain balances for 2000 and 1999 have been reclassified to conform to the 2001 presentation.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and business. Income Opportunity Realty Investors, Inc. ("IORI") is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. IORI invests in real estate through direct ownership, leases and partnerships and it also may invest in mortgage loans on real estate.

   In October 2001, IORI announced a preliminary agreement for the acquisition of IORI by American Realty Investors, Inc. See ITEM 13. "LEGAL PROCEEDINGS."

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

   Accounting pronouncements. In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that IORI recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142, that IORI reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

   SFAS 142 requires, among other things that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that IORI identify reporting units in order to assess potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 requires that an intangible asset with an indefinite useful life be tested for impairment in accordance with specified guidelines. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires IORI to complete a transitional goodwill impairment test six months from the date of

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

adoption. IORI is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Currently, IORI does not believe that the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

   SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying value of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143, is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on IORI's financial position or results of operations.

   Real estate held for investment and depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 2 to 40 years.

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 2.  REAL ESTATE

   In 2000, the following properties were purchased:

                                                    Purchase Net Cash   Debt     Interest Maturity
Property                  Location      Units/Acres  Price     Paid   Incurred     Rate     Date
--------                  --------      ----------- -------- -------- --------   -------- --------
Apartments
Frankel Portfolio(1) Midland, TX          391 Units $14,034  $ 3,784  $10,875      9.13%   07/03

Land
Etheredge........... Collin County, TX  74.98 Acres   1,875      391    1,406(2)  10.00    04/01(3)
Fambrough........... Collin County, TX  75.07 Acres   1,877      592    1,408(2)  10.00    04/01(3)
Frankel............. Midland County, TX  1.01 Acres      41       43       --        --       --
Travelers........... Farmers Branch, TX   204 Acres  24,848   13,117   12,000     14.00    12/01(4)

--------
(1) The Frankel portfolio consisted of five apartments: 60 unit Brighton Court, 92 unit Del Mar Villas, 68 unit Enclave, 57 unit Signature Place and 114 unit Sinclair Place.
(2) Seller financing.
(3) The property was sold in September 2000.
(4) The loan was refinanced in December 2001. See NOTE 5. "NOTES AND INTEREST PAYABLE."

   In 2000, the following properties were sold:

                                                       Sales  Net Cash    Debt     Gain on
Property             Location      Units/Sq.Ft./Acres  Price  Received Discharged   Sale
--------             --------      ------------------ ------- -------- ----------  -------
Apartments
East Point...... Mesquite, TX            126 Units    $ 5,575 $ 1,804   $ 3,242    $ 2,179
La Monte Park... Houston, TX             128 Units      5,000   1,066     3,829(1)     903
Renaissance Parc Dallas, TX              294 Units     17,198   4,536    12,265(1)   1,213

Office Buildings
Olympic......... Los Angeles, CA     46,685 Sq.Ft.      8,500   3,811     4,443      1,850
Saratoga........ Saratoga, CA        89,825 Sq.Ft.     25,000  17,709     6,968     13,056

Land
Etheredge....... Collin County, TX     74.98 Acres      2,341     754     1,406        194
Fambrough....... Collin County, TX     75.07 Acres      2,338     754     1,408        194

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

NOTE 3.  NOTES AND INTEREST RECEIVABLE

   In September 2000, IORI funded a $1.5 million loan secured by a second lien on 165 acres of unimproved land in The Colony, Texas. In May 2001, IORI received $1.0 million as a partial principal paydown. The loan bears interest at 18.0% per annum, requires monthly payments of interest only and matured in January 2002. In January 2002, the loan was extended to April 2002. The loan had an estimated fair value at December 31, 2001, equal to its principal balance of $500,000.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 4.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS

   Investments in equity method partnerships consisted of the following:

                                                      2001   2000
                                                      -----  -----
            Tri-City Limited Partnership ("Tri-City") $(567) $(572)
            Nakash Income Associates ("NIA").........   376    343
            TCI Eton Square, L.P. ("Eton Square")....   333    370
                                                      -----  -----
                                                      $ 142  $ 141
                                                      =====  =====

   IORI owns a 36.3% general partner interest in Tri-City, which at December 31, 2001, owned a shopping center in Houston, Texas. Transcontinental Realty Investors, Inc. ("TCI") owns a 63.7% limited partner interest in Tri-City. In February 2000, Tri-City obtained mortgage financing of $2.1 million secured by the previously unencumbered shopping center. Tri-City received net cash of $2.0 million after the funding of required escrows and the payment of various closing costs. The mortgage bore interest at a fixed rate of 10.24% per annum until February 2001 and currently, 9.44% per annum thereafter, requires monthly payments of principal and interest of $20,601 and matures in February 2005. IORI received a distribution of $739,000 of the net financing proceeds. In 1999, Tri-City sold a shopping center in Ft. Worth, Texas, and an office building in Carrollton, Texas, for a total of $7.2 million, receiving net cash of $5.4 million after paying off $1.3 million in mortgage debt and the payment of various closing costs. IORI received a distribution of $2.1 million of the net cash. Tri-City recognized gains of $2.9 million on the sales of which IORI's equity share was $1.0 million.

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

   Set forth below are summarized financial data for the partnerships accounted for using the equity method:

                                                   2001      2000
                                                 --------  --------
    Notes receivable............................ $    902  $    902
    Real estate, net of accumulated depreciation
      ($2,795 in 2001 and $3,342 in 2000).......   17,464    17,788
    Other assets................................      646       190
    Notes payable...............................  (12,748)  (12,945)
    Other liabilities...........................   (1,211)     (652)
                                                 --------  --------
    Partners' capital........................... $  5,053  $  5,283
                                                 ========  ========

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   IORI's share of the equity partnerships' capital was $854,000 in 2001 and $892,000 in 2000.


                                                     2001      2000     1999
                                                   --------  --------  ------
 Rents............................................ $  2,579  $  2,561  $1,873
 Interest income..................................       80       156     156
 Interest expense.................................   (1,131)   (1,165)   (375)
 Property operations expense......................   (1,230)   (1,197)   (781)
 Depreciation.....................................     (586)     (570)   (371)
                                                   --------  --------  ------
 Income (loss) before gains on sale of real estate     (288)     (215)    502
 Gain on sale.....................................       --        --   2,851
                                                   --------  --------  ------
 Net income (loss)................................ $   (288) $   (215) $3,353
                                                   ========  ========  ======

   IORI's equity share of:


                                                        2001 2000   1999
                                                        ---- ----  ------
      Income (loss) before gains on sale of real estate $(9) $(61) $  148
      Gain on sale of real estate......................  --    --   1,035
                                                        ---  ----  ------
      Net income (loss)................................ $(9) $(61) $1,183
                                                        ===  ====  ======

NOTE 5.  NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                     2001              2000
                               ----------------- -----------------
                               Estimated         Estimated
                                 Fair     Book     Fair     Book
                                 Value    Value    Value    Value
                               --------- ------- --------- -------
              Notes payable...  $54,172  $54,048  $53,556  $53,931
                                =======           =======
              Interest payable               378               275
                                         -------           -------
                                         $54,426           $54,206
                                         =======           =======

   Scheduled notes payable principal payments are due as follows:

                               2002...... $11,996
                               2003......  20,772
                               2004......   7,808
                               2005......     293
                               2006......   6,428
                               Thereafter   6,751
                                          -------
                                          $54,048
                                          =======

   Notes payable at December 31, 2001, bear interest at rates ranging from 6.25% to 10.5% and mature between 2002 and 2025. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $87.3 million.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   In 2001, IORI refinanced the following properties:

                                                    Debt      Debt    Net Cash Interest   Maturity
Property             Location       Sq.Ft./Acres  Incurred Discharged Received   Rate       Date
--------             --------      -------------- -------- ---------- -------- --------   --------
                                                     (dollars in thousands)
Office Building
Chuck Yeager... Chantilly, VA      60,000 Sq. Ft.  $5,000    $2,048    $2,898     9.5%(1)  01/04

Land
Travelers...... Farmers Branch, TX      204 Acres   9,900     9,577      (580)   10.5(1)   06/03

--------
(1) Variable rate.

NOTE 6.  DIVIDENDS

   Dividends of $685,000 ($.45 per share) were paid in 2000 and $908,000 ($.60 per share) in 1999.

   It was reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented capital gains and that 100% of the dividends paid in 1999 represented a return of capital.

   In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of IORI's Common Stock. The non-payment decision was based on the Board determining that IORI needed to retain cash for acquisitions that were anticipated in 2001 and that IORI had no REIT taxable income that required a distribution.

NOTE 7.  RENTS UNDER OPERATING LEASES

   Operations include the leasing of office buildings. The leases thereon expire at various dates through 2009. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 2001:

                               2002...... $ 4,241
                               2003......   3,652
                               2004......   2,683
                               2005......   2,233
                               2006......   1,257
                               Thereafter   2,948
                                          -------
                                          $17,014
                                          =======

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

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

   Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by BCM if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require BCM to refund $256,000 of the 2001 annual advisory fee, and $289,000 of the 1999 annual advisory fee. BCM was not required to refund any of its 2000 advisory fees.

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

NOTE 9.  PROPERTY MANAGEMENT

   Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on the residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is GS Realty Services, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management and leasing of IORI's seven office buildings and the commercial property owned by each of Tri-City and Eton Square, to Regis, a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 10.  REAL ESTATE BROKERAGE

   Regis also provides brokerage services on a non-exclusive basis. Regis is entitled to receive a commission for property purchases and sales in accordance with a sliding scale of total brokerage fees to be paid.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 11.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

   Fees and cost reimbursements to BCM and its affiliates:

                                                               2001   2000   1999
                                                               ----- ------ ------
Fees..........................................................
 Advisory..................................................... $ 817 $  664 $  371
 Net income...................................................    --  1,362     81
 Real estate brokerage........................................    --     --    337
 Property acquisition.........................................    --    417     --
 Mortgage brokerage and equity refinancing....................    99     --     78
 Property and construction management and leasing commissions*    --     --    618
                                                               ----- ------ ------
                                                               $ 916 $2,443 $1,485
                                                               ===== ====== ======
Cost reimbursements........................................... $ 323 $  287 $  260
                                                               ===== ====== ======

   Fees paid to GS Realty, a related party to IORI.

                                                                 2001   2000
                                                                 ----- ------
  Fees..........................................................
   Property acquisition......................................... $  -- $  925
   Real estate brokerage........................................    --  1,514
   Property and construction management and leasing commissions*   312    602
                                                                 ----- ------
                                                                 $ 312 $3,041
                                                                 ===== ======

--------
 * Net of property management fees paid to subcontractors, other than Regis, and affiliates of BCM.

NOTE 12.  INCOME TAXES

   For the years 2001, 2000 and 1999, IORI has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 90% (95% in 2000 and 1999) of its REIT taxable income, plus 90% (95% in 2000 and 1999) of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed.

   IORI had a net loss for federal income tax purposes before the application of operating loss carryforwards in 2001, had net income for federal income tax purposes in 2000 and had net losses for federal income tax purposes in 1999. Therefore, IORI recorded no provision for income taxes. IORI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2001, IORI's tax basis in its net assets exceeded their net basis for financial statement purposes by approximately $2.1 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes and IORI would be able to maintain its REIT status without distributing 90% of its financial statement income. Additionally, at December 31, 2001, IORI has current and prior tax net operating loss carryforwards of $5.8 million expiring through the year 2021.

   As a result of IORI's election to be treated as a REIT for income tax purposes and its intention to distribute its REIT taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 13.  OPERATING SEGMENTS

   Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and previously deferred gains on sale of real estate totaling $185,000 and $1.5 million for 2001 and 2000, respectively. Expenses that are not reflected in the segments are general and administrative expenses, non-segment interest expense and advisory incentive sales and net income fees totaling $1.6 million and $3.6 million for 2001 and 2000, respectively. Excluded from operating segment assets are assets of $4.4 million at December 31, 2001, and $10.2 million at December 31, 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

   Presented below is the operating income of each operating segment.

                                           Commercial
                                   Land    Properties Apartments  Total
                                  -------  ---------- ---------- -------
      2001
      Rents...................... $    --   $ 7,900    $ 5,101   $13,001
      Property operating expenses     264     3,660      2,667     6,591
                                  -------   -------    -------   -------
      Operating income (loss).... $  (264)  $ 4,240    $ 2,434   $ 6,410
                                  =======   =======    =======   =======
      Depreciation............... $    --   $ 1,915    $   512   $ 2,427
      Interest...................   2,069     2,644      1,361     6,074
      Real estate improvements...   2,404     1,062                3,466
      Assets.....................  24,492    41,213     21,610    87,315

      2000
      Rents...................... $    --   $ 8,200    $ 5,531   $13,731
      Property operating expenses       9     3,786      3,174     6,969
                                  -------   -------    -------   -------
      Operating income (loss).... $    (9)  $ 4,414    $ 2,357   $ 6,762
                                  =======   =======    =======   =======
      Depreciation............... $    --   $ 1,851    $   599   $ 2,450
      Interest...................     186     3,131      1,762     5,079
      Real estate improvements...      --     1,935         12     1,947
      Assets.....................  24,892    39,262     22,122    86,276

      Property Sales
      Sales price................ $ 4,679   $33,500    $27,773   $65,952
      Cost of sale...............   4,291    18,594     23,477    46,362
                                  -------   -------    -------   -------
      Gain on sale............... $   388   $14,906    $ 4,296   $19,590*
                                  =======   =======    =======   =======

--------
* Excludes a $1.3 million deferred gain on the sale of a property to an affiliate, recognized by IORI upon the affiliate's subsequent resale of the property.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                       Commercial
                                       Properties Apartments  Total
                                       ---------- ---------- -------
           1999
           Rents......................  $10,639    $ 5,329   $15,968
           Property operating expenses    4,394      2,374     6,768
                                        -------    -------   -------
           Operating income...........  $ 6,245    $ 2,955   $ 9,200
                                        =======    =======   =======
           Depreciation...............  $ 2,111    $   612   $ 2,723
           Interest...................    3,802      1,856     5,658
           Real estate improvements...    2,199         --     2,199
           Assets.....................   56,566     29,976    86,542

           Property Sales
           Sales price................  $ 3,200              $ 3,200
           Cost of sale...............    2,710                2,710
                                        -------              -------
           Gain on sale...............  $   490              $   490*
                                        =======              =======

--------
* Excludes IORI's share of gains recognized by Tri-City, an equity affiliate of $1.1 million.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 14.  QUARTERLY DATA

   The following is a tabulation of quarterly results of operations for the years 2001 and 2000 (unaudited).

                                                 Three Months Ended
                                     -----------------------------------------
                                     March 31 June 30  September 30 December 31
                                     -------- -------  ------------ -----------
2001
Rents...............................  $3,251  $ 3,289    $ 3,219      $ 3,242
Property expense....................   1,479    1,541      2,272        1,299
                                      ------  -------    -------      -------
   Operating income.................   1,772    1,748        947        1,943
Interest income.....................      72       62          8           53
Income (loss) in equity partnerships       9       (6)       (30)          19
Gain on sale of real estate.........      --       --         --           --
                                      ------  -------    -------      -------
                                          81       56        (22)          72
Other expense.......................   2,570    2,536      2,674        2,269
                                      ------  -------    -------      -------
Net income (loss)...................  $ (717) $  (732)   $(1,749)     $  (254)
                                      ======  =======    =======      =======
Earnings per share
Net income (loss)...................  $ (.47) $  (.49)   $ (1.16)     $  (.18)
                                      ======  =======    =======      =======

2000
Rents...............................  $4,115  $ 3,623    $ 2,994      $ 2,999
Property expense....................   1,848    1,771      1,667        1,683
                                      ------  -------    -------      -------
   Operating income.................   2,267    1,852      1,327        1,316

Interest income.....................       7       91        108          113
Income (loss) in equity partnerships     (46)     (23)        (2)          10
Gain on sale of real estate.........     903   16,119      3,856           --
                                      ------  -------    -------      -------
                                         864   16,187      3,962          123

Other expense.......................   2,539    3,597      2,401        2,567
                                      ------  -------    -------      -------
Net income (loss)...................  $  592  $14,442    $ 2,888      $(1,128)
                                      ======  =======    =======      =======

Earnings per share
Net income (loss)...................  $  .39  $  9.43    $  1.88      $  (.67)
                                      ======  =======    =======      =======

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

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

   In October 2000, plaintiffs' counsel asserted that the stock option agreement to purchase TCI shares, which was entered into by IORI and an affiliate of IORI, American Realty Investors, Inc. ("ARI"), in October 2000 with an investment fund, breached a provision of the Modification. As a result of this assertion, IORI assigned all of its rights to purchase the TCI shares under this stock option agreement to ARI.

   The Board believes that all provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling has been appealed to the United States Court of Appeals for the Ninth Circuit by IORI and TCI.

   On October 23, 2001, IORI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval for a proposed settlement. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI Preferred Stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series H Preferred Stock will be convertible into
2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   Liquidity. Although management anticipates that IORI will generate excess cash from operations in 2001, due to increased rental rates and occupancy at its properties, however, such excess will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

   Other Litigation. IORI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

NOTE 16.  SUBSEQUENT EVENTS

   In January 2002, IORI sold the 124,059 sq. ft., Daley Corporate Center, in San Diego, California, for $15.5 million, receiving net cash of $8.1 million after paying off $6.6 million in mortgage debt and the payment of various closing costs. A gain of $7.1 million was recognized on the sale.

   Also in January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, a related party, for $5.1 million cash. Rosedale owns the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI has guaranteed that the asset shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12% return, ARI shall pay IORI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, IORI may require ARI to repurchase the shares of Rosedale for the purchase price. Management has classified this related party transaction as a note receivable from ARI.

   In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with TCI. The loan is secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments of $67,000 and matured in February 2002. IORI and TCI will receive 57% and 43%, respectively, on the remaining principal and interest payments. In February 2002, the loan was extended until April 2002.

                                                                   SCHEDULE III

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2001



                                                                                 Gross Amount
                                          Initial Cost         Cost       Carried at End of Year(1)   Accumu-
                                      --------------------  Capitalized  ----------------------------  lated    Date of
                              Encum-           Building &  Subsequent to          Building &          Depreci- Construc-   Date
Property/Location             brances  Land   Improvements  Acquisition   Land   Improvements  Total   ation     tion    Acquired
-----------------             ------- ------- ------------ ------------- ------- ------------ ------- -------- --------- --------
                                                                           (dollars in thousands)
Properties Held For Investment
Apartments
Brighton Court, Midland, TX.. $ 2,456 $   339   $ 3,051       $    --    $   339   $ 3,051    $ 3,390  $  121    1983     06/00
Del Mar, Midland, TX.........   2,349     324     2,919            --        324     2,919      3,243     116    1983     06/00
Enclave, Midland, TX.........   2,349     324     2,919            --        324     2,919      3,243     116    1983     06/00
Meridian, Midland, TX........   2,892   1,138     4,552            --      1,138     4,552      5,690     237    1983     12/99
Signature Place, Midland, TX.   1,921     265     2,388            --        265     2,388      2,653      94    1983     06/00
Sinclair Place, Midland, TX..   1,601     221     1,990            --        221     1,990      2,211      79    1983     06/00
Treehouse, San Antonio, TX...   2,615     375     2,124           259        375     2,383      2,758     816    1975     09/89
Office Buildings
2010 Valley View, Farmers
 Branch, TX..................   1,814     120       479         2,981        120     3,460      3,580     741    1998     09/97
5600 Mowry, Newark, CA.......   4,125   1,263     5,054           652      1,263     5,706      6,969   1,014    1987     12/97
Akard Plaza, Dallas, TX......   2,040     734     2,936           454        734     3,390      4,124     439    1984     12/97
Chuck Yeager, Chantilly, VA..   4,939   1,080     4,321         1,566      1,080     5,887      6,967     934    1991     01/97
Daley Plaza, San Diego, CA...   6,618   1,502     6,008         1,589      1,502     7,597      9,099   1,627    1987     09/96
La Mesa Village, La Mesa, CA.   5,655   1,709     6,836           733      1,709     7,569      9,278   1,113    1991     05/97
Westlake Village, Westlake
 Village, CA.................   2,774     831     3,324           248        831     3,572      4,403     428    1982     11/97
Land
Frankel, Midland County, TX..              44        --            --         44        --         44      --      --     06/00
Travelers, Farmers Branch, TX   9,900  24,848        --         2,690     24,848     2,690     27,538      --      --     06/00
                              ------- -------   -------       -------    -------   -------    -------  ------
                              $54,048 $35,117   $48,901       $11,172    $35,117   $60,073    $95,190  $7,875
                              ======= =======   =======       =======    =======   =======    =======  ======

                                Life on
                                 Which
                              Depreciation
                               in Latest
                               Statement
                              of Operation
Property/Location             is Computed
-----------------             ------------

Properties Held For Investment
Apartments
Brighton Court, Midland, TX..    40 years
Del Mar, Midland, TX.........    40 years
Enclave, Midland, TX.........    40 years
Meridian, Midland, TX........    40 years
Signature Place, Midland, TX.    40 years
Sinclair Place, Midland, TX..    40 years
Treehouse, San Antonio, TX...  5-40 years
Office Buildings
2010 Valley View, Farmers
 Branch, TX..................  5-40 years
5600 Mowry, Newark, CA.......  3-40 years
Akard Plaza, Dallas, TX......  5-40 years
Chuck Yeager, Chantilly, VA..  5-40 years
Daley Plaza, San Diego, CA...  2-40 years
La Mesa Village, La Mesa, CA.  5-40 years
Westlake Village, Westlake
 Village, CA.................  5-40 years
Land
Frankel, Midland County, TX..    40 years
Travelers, Farmers Branch, TX    40 years



--------
(1) The aggregate cost for Federal income tax purposes is $94.0 million.

                                                                   SCHEDULE III
                                                                    (Continued)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 2001      2000     1999
                                                -------  --------  -------
                                                  (dollars in thousands)
     Reconciliation of Real Estate
     Balance at January 1,..................... $91,837  $ 96,051  $91,070
      Additions
        Acquisitions and Improvements..........   3,466    45,577    7,890
      Deductions
        Retirements............................    (113)       --       --
        Sale of real estate....................      --   (49,791)  (2,909)
                                                -------  --------  -------
     Balance at December 31,................... $95,190  $ 91,837  $96,051
                                                =======  ========  =======
     Reconciliation of Accumulated Depreciation
     Balance at January 1,..................... $ 5,560  $  9,509  $ 7,379
      Additions
        Depreciation...........................   2,427     2,450    2,723
      Deductions
        Retirements............................    (112)       --       --
        Sale of real estate....................      --    (6,399)    (593)
                                                -------  --------  -------
     Balance at December 31,................... $ 7,875  $  5,560  $ 9,509
                                                =======  ========  =======

                                                                    SCHEDULE IV

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2001


                                       Final
                             Interest Maturity                              Prior
        Description            Rate      Date     Periodic Payment Terms    Liens
        -----------          --------    --    ---------------------------- -----

Junior Mortgage Loans
JNC Enterprises, Ltd........   18.0%   04/02    Interest only payments of   $9,000
                                                 $       7,500 due monthly.
Secured by 165 acres of land
 in The Colony, TX..........                                                $9,000

                                                         Principal Amount of
                                Face        Carrying       Loans Subject to
                               Amount        Amounts     Delinquent Principal
        Description          of Mortgage of Mortgage (1)     or Interest
        -----------          ----------- --------------- --------------------

Junior Mortgage Loans
JNC Enterprises, Ltd........    $1,500        $500              $ --

Secured by 165 acres of land
 in The Colony, TX..........   $1,500         $500               $500

--------
(1)  The aggregate cost for federal income tax purposes is $500,000.

                                                                    SCHEDULE IV
                                                                    (Continued)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE


                                              2001     2000   1999
                                            -------   ------  ----
                                            (dollars in thousands)
               Balance at January 1,....... $ 1,500   $ ----  $ --
               Additions
                  New mortgage loans.......      --    1,500    --
               Deductions
                  Collections of principal.  (1,000)      --    --
                                            -------   ------  ----
               Balance at December 31,..... $   500   $1,500  $ --
                                            =======   ======  ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                               -----------------

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

   TED P. STOKELY: Age 68, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

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

   HENRY A. BUTLER:  Age 51, Director (Affiliated) (since December 2001).

      Broker--Land Sales (since 1992) of Basic Capital Management, Inc. ("BCM"); Owner/Operator (1989 to 1991) of Butler Interests, Inc.; and Director (since December 2001) of TCI.

   EARL D. CECIL:  Age 72, Director (Independent) (since March 2002).

      Financial and business consultant (since January 1994); Division Vice President (February 1987 to December 1993) of James Mitchell & Company, a financial services marketing organization; Director (since November 2001) of ARI; and Director (since March 2002) of TCI.

   MARTIN L. WHITE:  Age 62, Director (Independent) (since January 1995).

      Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; and Director (since January 1995) of TCI.

Board Committees

   The Board of Directors held seven meetings during 2001. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

   The Board of Directors has an Audit Committee, the function of which is to review IORI's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Cecil, Stokely and White. The Audit Committee met four times during 2001.

   The Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

   The following persons currently serve as executive officers of IORI: Mark Branigan, Executive Vice President--Residential; Louis J. Corna Executive Vice President--Tax; Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer; and David W. Starowicz, Executive Vice President--Acquisitions, Sales and Construction. Their positions with IORI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with IORI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

   MARK W. BRANIGAN:  Age 47, Executive Vice President--Residential (since June
2001); Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President--Director of Construction (August 1999 to August
2000) and Executive Vice President--Residential Asset Management (January 1992 to October 1997).

      Executive Vice President--Residential (since June 2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President--Residential Management (January 1992 to October
   1997) of BCM, American Realty Trust, Inc, ("ART") and TCI; Executive Vice President and Chief Financial Officer (August 2000 to June 2001) and Director (September 2000 to June 2001) of ARI; and real estate consultant (November 1997 to July 1999).

   LOUIS J. CORNA: Age 54, Executive Vice President--Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October
2001), and Senior Vice President--Tax (December 2001 to June 2001).

      Executive Vice President--Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October 2001), and Senior Vice President--Tax (December 2000 to June 2001) of BCM, ARI and TCI; Private Attorney (January 2000 to December 2000); Vice President--Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; and Vice President--Taxes (July 1991 to February 1998) of Whitman Corporation.

   RONALD E. KIMBROUGH: Age 49, Executive Vice President and Chief Financial Officer (since January 2002).

      Executive Vice President and Chief Financial Officer (since January 2002) of BCM, ARI and TCI; Controller (from September 2000 to January 2002) of BCM; Vice President and Treasurer (from January 1998 to September 2000) of Syntek West, Inc. and One Realco Corporation; and Consultant (1997).

   DAVID W. STAROWICZ: Age 46, Executive Vice President--Acquisitions, Sales and Construction (since March 2001), Executive Vice President--Commercial Asset Management (September 1999 to March 2001) and Vice President (May 1992 to September 1999).

      Executive Vice President--Acquisitions, Sales and Construction (since March 2001), Executive Vice President--Commercial Asset Management (September 1999 to March 2001), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of BCM, ART and TCI; and Executive Vice President--Commercial Asset Management (since August 2000) of ARI.

Officers

   Although not an executive officer, Robert A. Waldman, currently serves as Senior Vice President, Secretary and General Counsel. His position with IORI is not subject to a vote of stockholders. His age, term of service, all positions and offices with IORI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below.

   ROBERT A. WALDMAN: Age 49, Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999).

      Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999 ) of TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; and Senior Vice President, Secretary and General Counsel (since August 2000) of ARI.

   In addition to the foregoing officers, IORI has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Under the securities laws of the United States, IORI's Directors, executive officers, and any persons holding more than ten percent of IORI's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and IORI is required to report any failure to file by these dates during 2001. All of these filing requirements were satisfied by IORI's Directors and executive officers and ten percent holders. In making these statements, IORI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

   BCM has served as IORI's advisor since March 1989. BCM is a company of which Messrs. Branigan, Corna, Kimbrough and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to IORI.

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

   Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by BCM if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of IORI during the fiscal year. BCM was required to refund $256,000 of the 2001 advisory fee under this provision.

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


Mickey N. Phillips:  Director

Ryan T. Phillips:    Director

Mark W. Branigan     Executive Vice President--Residential

Louis J. Corna:      Executive Vice President--Tax

Ronald E. Kimbrough: Executive Vice President and Chief Financial Officer

David W. Starowicz:  Executive Vice President--Acquisitions, Sales and Construction

Dan S. Allred:       Senior Vice President--Land Development

Michael E. Bogel:    Senior Vice President--Project Manager

Robert A. Waldman:   Senior Vice President, Secretary and General Counsel

   Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity has substantial contact with the management of BCM and input with respect to its performance of advisory services to IORI.

Property Management

   Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to IORI at various rates. The general partner of Triad is BCM. The limited partner of Triad is GS Realty Services, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management and leasing of IORI's seven office buildings and the two commercial properties owned by real estate partnerships in which IORI and TCI are partners to Regis, a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

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

   During 2001, $76,250 was paid to the Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 2001, through December 31, 2001, and 2001 special service fees as follows: R. Douglas Leonhard, $18,250; Murray Shaw, $7,500; Ted P. Stokely, $18,000; Martin L. White, $17,000; and Edward G. Zampa, $15,500.

Performance Graph

   The following performance graph compares the cumulative total stockholder return on IORI's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1996, in IORI's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN



                                    [CHART]

                               1996   1997   1998   1999   2000   2001
                              ------ ------ ------ ------ ------ ------
         IORI................ 100.00 108.20  62.87  59.91  95.53 213.27
         DJ Equity Index..... 100.00 131.82 164.63 202.05 183.32 161.47
         DJ Real Estate Index 100.00 118.08  93.15  88.20 112.47 125.74

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for those persons or entities known by IORI to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 4, 2002.

                                                    Amount
                                                     and
                                                  Nature of  Percent
                                                  Beneficial    of
          Name and Address of Beneficial Owner    Ownership  Class(1)
          ------------------------------------    ---------- --------
          EQK Holdings, Inc.(2)..................  409,935     28.5%
           1800 Valley View Lane
           Suite 300
           Dallas, Texas 75234

          Transcontinental Realty Investors, Inc.  345,728     24.0
           1800 Valley View Lane
           Suite 300
           Dallas, Texas 75234

          Basic Capital Management, Inc..........  106,802      7.4
           1800 Valley View Lane
           Suite 300
           Dallas, TX 75234

--------
(1) Percentages are based upon 1,438,945 shares of Common Stock outstanding at March 4, 2002.
(2) EQK Holdings, Inc. ("EQK") is a wholly-owned subsidiary of ART which is a wholly-owned subsidiary of ARI.

   Security Ownership of Management. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of IORI as of the close of business on March 4, 2002.

                                                                Amount and
                                                                Nature of  Percent
                                                                Beneficial    of
Name of Beneficial Owner                                        Ownership  Class(1)
------------------------                                        ---------- --------
All Directors and Executive Officers as a group (8 individuals) 862,465(2)  59.9%

--------
(1) Percentage is based upon 1,438,945 shares of Common Stock outstanding at March 4, 2002.
(2) Includes 345,728 shares owned by TCI of which the Directors of IORI may be deemed to be beneficial owners by virtue of their positions as directors of TCI and 409,935 shares owned by EQK and 106,802 shares owned by BCM, of which the executive officers of IORI may be deemed to be beneficial owners by virtue of their positions as executive officers of ARI and BCM. The Directors and executive officers disclaim beneficial ownership of such shares. Each of the directors of ARI may be deemed to be beneficial owners of the shares owned by ARI by virtue of their positions as directors of ARI. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ARI and BCM disclaim such beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

   In February 1989, the Board of Directors voted to retain BCM as IORI's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM is a company of which Messrs. Branigan, Corna, Kimbrough and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to IORI.

   Since February 1, 1991, affiliates of BCM have provided property management services to IORI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partner of Triad is GS Realty, a related party. Triad subcontracts the property-level management and leasing of IORI's seven office buildings and two commercial properties owned by real estate partnerships in which IORI and TCI are partners to Regis, a related party, which is a company owned by GS Realty.

   Prior to May 1, 2000, affiliates of BCM provided brokerage services, on a non-exclusive basis, and received brokerage commissions in accordance with a brokerage agreement. Currently, Regis performs such brokerage services.

   The Directors and officers of IORI also serve as directors and officers of TCI. The Directors owe fiduciary duties to TCI as well as to IORI under applicable law. TCI has the same relationship with BCM as IORI. BCM also serves as advisor to ARI. Messrs. Branigan, Corna, Kimbrough and Starowicz serve as executive officers of ARI.

   From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid consultant and since January 1993 as a part-time unpaid consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare had a revolving loan commitment from Syntek West, Inc., a company owned by Gene E. Phillips. The loan commitment expired in 1998.

Related Party Transactions

   Historically, IORI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI as could have been obtained from unrelated third parties.

   In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation, a wholly-owned subsidiary of ARI, for $5.1 million in cash. See NOTE 16 "SUBSEQUENT EVENTS."

   In February 2002, IORI purchased a $2.0 million senior participation interest in a loan from TCI. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

   As more fully described in ITEM 2. "PROPERTIES--Real Estate," IORI is a partner with TCI in the Tri-City Limited Partnership, Nakash Income Associates and TCI Eton Square, L.P.

   In 2001, IORI paid BCM and its affiliates and related parties $817,000 in advisory fees, $99,000 in mortgage brokerage fees and $312,000 in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors other than Regis. In addition, from time-to-time, IORI has made advances to BCM, which generally have not had specific repayment terms and have been reflected in IORI's financial statements as other assets or other liabilities from affiliates. At December 31, 2001, BCM advanced IORI $593,000. As of March 2002, IORI has repaid that amount to BCM.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

   1. Consolidated Financial Statements

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets--December 31, 2001 and 2000

      Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999

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

   (b) Reports on Form 8-K:

   A Current Report on Form 8-K, dated January 28, 2002, was filed with respect to Item 5. "Other Events and Regulation FD Disclosures," which reports the resignation of R. Douglas Leonhard and Edward G. Zampa as Directors of IORI and the election of Henry A. Butler as Director of IORI and the execution of the Second Amendment in the Olive Litigation.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2002
                                               INCOME OPPORTUNITY REALTY
                                                 INVESTORS, INC.

                                               By:   /s/  Ronald E. Kimbrough
                                                   -----------------------------
                                                   Ronald E. Kimbrough Executive
                                                        Vice President and
                                                      Chief Financial Officer
                                                     (Principal Financial and
                                                   Accounting Officer and Acting
                                                   Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

     /s/  TED P. STOKELY      Chairman of the Board and     March 20, 2002
----------------------------- Director
        Ted P. Stokely

    /s/  HENRY A. BUTLER      Director                      March 20, 2002
-----------------------------
         Henry A. Butler

     /s/  EARL D. CECIL       Director                      March 20, 2002
-----------------------------
          Earl D. Cecil

    /s/  MARTIN L. WHITE      Director                      March 20, 2002
-----------------------------
         Martin L. White

  /s/  RONALD E. KIMBROUGH    Executive Vice President and  March 20, 2002
----------------------------- Chief   Financial Officer
       Ronald E. Kimbrough    (Principal   Financial and
                              Accounting Officer   and
                              Acting Principal Executive
                                Officer)