Form 10-Q
period 2002-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2002-05-15
CIK 949961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002
                                                            --------------


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


                                 (469) 522-4200
                        --------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Common Stock, $.01 par value                          1,438,945
----------------------------              ---------------------------------
         (Class)                           (Outstanding at April 26, 2002)

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,       December 31,
                                                                                        2002              2001
                                                                                     ----------       ------------
                                                                                        (dollars in thousands,
                                         Assets                                           except per share)
Real estate held for investment.................................................     $   86,319       $     95,190
Less - accumulated depreciation.................................................         (6,745)            (7,875)
                                                                                     ----------       ------------
                                                                                         79,574             87,315

Notes and interest receivable (including $5,109 in 2002 from
   related parties).............................................................          7,614                505
Allowance for loss..............................................................           (767)               --
                                                                                     ----------       ------------
                                                                                          6,847                505

Investment in real estate partnerships..........................................            103                142
Cash and cash equivalents.......................................................             59                 66
Other assets (including $108 in 2002 from affiliates)...........................          3,173              3,805
                                                                                     ----------       ------------
                                                                                     $   89,756       $     91,833
                                                                                     ==========       ============
                          Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable......................................................     $   47,552       $     54,426
Other liabilities (including $447 in 2002 and $593 in 2001
   to affiliates)...............................................................          1,909              2,185
                                                                                     ----------       ------------
                                                                                         49,461             56,611
Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000 shares;
   issued and outstanding 1,438,945 shares in 2002 and 2001.....................             14                 14
Paid-in capital.................................................................         63,459             63,459
Accumulated distributions in excess of accumulated earnings.....................        (23,178)           (28,251)
                                                                                     ----------       ------------
                                                                                         40,295             35,222
                                                                                     ----------       ------------
                                                                                     $   89,756       $     91,833
                                                                                     ==========       ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                      --------------------------
                                                                                         2002            2001
                                                                                      --------------------------
                                                                                        (dollars in thousands,
                                                                                          except per share)
Property revenue

   Rents........................................................................     $    2,800       $    3,251

Property expense

   Property operations (including $51 in 2002 and $74 in
      2001 to affiliates and related parties)...................................          1,641            1,479
                                                                                     ----------       ----------
        Operating income........................................................          1,159            1,772


Other income

   Interest.....................................................................             37               72
   Equity in income/(loss) of equity partnerships...............................            (17)               9
   Gain on sale of real estate..................................................          7,105              --
                                                                                     ----------       ----------
                                                                                          7,125               81

Other expense

   Interest.....................................................................          1,062            1,517
   Depreciation.................................................................            500              585
   Advisory fee to affiliate....................................................            186              157
   Net income fee to affiliate..................................................            411              --
   Provision for loss...........................................................            767              --
   General and administrative (including $81 in 2002 and $93
      in 2001 to affiliates and related parties)................................            285              311
                                                                                     ----------       ----------
                                                                                          3,211            2,570
                                                                                     ----------       ----------

Net income (loss)...............................................................     $    5,073       $     (717)
                                                                                     ==========       ==========


Earnings (loss) per share
   Net income (loss)............................................................     $     3.53       $     (.47)
                                                                                     ==========       ==========


Weighted average Common shares used in computing earnings
   per share....................................................................      1,438,945        1,514,045
                                                                                     ==========       ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002



                                                                                                Accumulated
                                        Common Stock                                           Distributions
                              ---------------------------------                                in Excess of
                                                                         Paid-in                Accumulated          Stockholders'
                                 Shares                Amount            Capital                  Earnings              Equity
                              -------------         -----------        ------------           ---------------       ---------------
                                                                    (dollars in thousands)

Balance, January 1, 2002......    1,438,945           $      14         $    63,459            $      (28,251)         $     35,222

Net income....................        --                  --                   --                       5,073                 5,073
                               ------------           ---------          ----------            --------------         -------------



Balance, March 31, 2002.......    1,438,945           $      14         $    63,459            $      (23,178)          $    40,295
                               ============           =========         ===========            ==============           ===========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Three Months
                                                                                                    Ended March 31,
                                                                                            -------------------------------
                                                                                                2002                2001
                                                                                            -----------          ----------
                                                                                                (dollars in thousands)
Cash flows from Operating Activities
   Rents collected.................................................................         $     2,842          $    3,119
   Payments for property operations (including $51 in
      2002 and $74 in 2001 to affiliates and related
      parties).....................................................................              (1,682)             (2,633)
   Interest collected..............................................................                   8                  72
   Interest paid...................................................................                (974)             (1,124)
   Advisory and net income fee to affiliate........................................                (186)               (157)
   General and administrative expenses paid (including
      $81 in 2002 and $93 in 2001 to affiliates)...................................                (361)               (317)
   Distributions from equity partnerships' operating
      cash flow....................................................................                  25                 --
   Other...........................................................................                  30                 --
                                                                                            -----------          ----------
         Net cash used in operating activities.....................................                (298)             (1,040)


Cash Flows from Investing Activities
   Funding of notes receivable (including $7,109 in 2002
      to related parties)..........................................................              (7,109)                --
   Funding of equity partnerships..................................................                  (4)                 (1)
   Real estate improvements........................................................                (229)               (364)
   Proceeds from sale of real estate...............................................              14,575                 --
                                                                                            ------------         ----------
         Net cash provided by (used in) investing
            activities.............................................................               7,233                (365)


Cash Flows from Financing Activities
   Payments on notes payable.......................................................              (6,834)               (216)
   Proceeds from notes payable.....................................................                  --               2,974
   Deferred financing costs........................................................                  --                 (76)
   Advances from/payments (to) advisor.............................................                (108)              1,953
                                                                                            -----------          ----------
         Net cash (used in) provided by financing
            activities.............................................................              (6,942)              4,635

Net increase in cash and cash equivalents..........................................                  (7)              3,230
Cash and cash equivalents, beginning of period.....................................                  66               2,087
                                                                                            -----------          ----------
Cash and cash equivalents, end of period...........................................         $        59          $    5,317
                                                                                            ===========          ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                          For the Three Months
                                                                             Ended March 31,
                                                                     ------------------------------
                                                                         2002               2001
                                                                     -----------         ----------
                                                                         (dollars in thousands)

Reconciliation of net income (loss) to net cash
   used in operating activities
Net income (loss)..................................................  $     5,073         $     (717)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities
   Depreciation and amortization...................................          500                585
   Gain on sale of real estate.....................................       (7,105)               --
   Loss of equity partnerships.....................................           17                 (9)
   Distributions from equity partnerships' operating
      cash flow....................................................           25                --
   Provision for loss..............................................         (767)               --
   (Increase) decrease in other assets.............................        1,644             (1,406)
   Increase in interest payable....................................           40                309
   Increase in other liabilities...................................          275                198
                                                                     -----------         ----------

      Net cash used in operating activities........................ $       (298)        $   (1,040)
                                                                    ============         ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

Certain balances for 2001 have been reclassified to conform to the 2002 presentation.

NOTE 2.  REAL ESTATE
--------------------

In January 2002, IORI sold the 124,059 sq. ft. Daley Corporate Center in San Diego, California, for $15.5 million, receiving net cash of $8.1 million after paying off $6.6 million in mortgage debt and the payment of various closing costs. A gain of $7.1 million was recognized on the sale.

NOTE 3.  NOTES RECEIVABLE
-------------------------

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of American Realty Investors, Inc. ("ARI"), a related party, for $5.1 million cash. Rosedale owns the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI has guaranteed that the asset shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI shall pay IORI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, IORI may require ARI to repurchase the shares of Rosedale for the purchase price. Management has classified this related party transaction as a note receivable from ARI. After reviewing the property's fair value after costs to sell, even though ARI has guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000.

In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with Transcontinental Realty Investors, Inc. ("TCI"), a related party. The loan is secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bears

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  NOTES RECEIVABLE (Continued)
-------------------------

interest at 16.0% per annum, requires monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. IORI and TCI will receive 57% and 43%, respectively, on the remaining principal and interest payments.

In April 2002, a mortgage loan with a principal balance of $500,000 was paid off, including accrued but unpaid interest.

NOTE 4.  NOTES AND INTEREST PAYABLE
-----------------------------------

In the second quarter of 2002, IORI sold all of its residential properties to Metra Capital, LLC ("Metra"). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, the 114 unit Sinclair, located in Midland, Texas, and the 106 unit Treehouse, located in San Antonio, Texas. Two of the members of Metra are Third Millennium Partners, LLC and Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. ("Innovo"). Joseph Mizrachi, a director for ARI, a related party, has a beneficial interest in Third Millennium Partners, LLC and owns 15.5% of the outstanding common stock of INNOVO. The sale constituted 23.39% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs including $262,000 in brokerage commissions to Third Millenium. Due to IORI's relationship with ARI and Mr. Mizrachi, management has determined to treat this sale as a refinancing transaction. The new debt on the properties totals $21.4 million, bears interest at 7.57% per annum, requires monthly interest only payments of $135,000 and matures in May 2012. IORI also received $4.0 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.

The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.        NOTES AND INTEREST PAYABLE (Continued)
-----------------------------------------

and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends, must be used by Innovo to redeem the Preferred Shares.

NOTE 5.        OPERATING SEGMENTS
---------------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, and income
(loss) of equity partnerships which totaled $20,000 for the first quarter of 2002, and $81,000 in the first quarter of 2001. Expenses that are not reflected in the segments are general and administrative expenses, advisory fees, provision for losses and net income fees which totaled $1.6 million for the first quarter 2002, and $468,000 for the first quarter of 2001. Excluded from operating segment assets are assets of $10.2 million at March 31, 2002, and $12.2 million at March 31, 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three months ended March 31, and each segment's assets at March 31.


              Three Months Ended                 Commercial
                 March 31, 2002                  Properties          Apartments            Land            Total
        -------------------------------          ----------          ----------           -------        ---------
Rents..........................................   $   1,491          $    1,309           $    --        $   2,800
Property operating expenses....................       1,027                 550                64            1,641
                                                  ---------          ----------           -------        ---------
Operating income...............................         464                 759               (64)           1,159

Depreciation...................................         373                 127                --              500
Interest.......................................         520                 260               282            1,062
Real estate improvements.......................          41                  --               188              229
Assets.........................................      33,411              21,483            24,680           79,574


                                                 Commercial
Property Sale:                                   Properties                                                Total
                                                 ----------                                              ---------
Sale price.....................................   $  15,500                                              $  15,500
Cost of sale...................................       8,395                                                  8,395
                                                  ---------                                              ---------
Gain on sale...................................   $   7,105                                              $   7,105
                                                  =========                                              =========

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.        OPERATING SEGMENTS (Continued)
---------------------------------

              Three Months Ended                         Commercial
                 March 31, 2001                          Properties           Apartments           Land             Total
----------------------------------------------           ----------           ----------        ----------        ---------
Rents.........................................            $   1,892           $   1,216         $      143        $   3,251
Property operating expenses...................                  839                 639                  1            1,479
                                                          ---------           ---------         ----------        ---------
Operating income..............................            $   1,053           $     577         $      142        $   1,772
                                                          =========           =========         ==========        =========

Depreciation..................................            $     457           $     128           $     --        $     585
Interest......................................                  675                 369                473            1,517
Real estate improvements......................                  364                  --                 --              364
Assets........................................               39,170              21,994             24,892           86,056

NOTE 6.        COMMITMENTS AND CONTINGENCIES
--------------------------------------------

Liquidity. Although management anticipates that IORI will generate excess cash from commercial operations in 2002 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. IORI has sold all of its residential properties and management intends to refinance real estate and incur additional borrowings against real estate to meet IORI's cash requirements.

Litigation. IORI is involved in various lawsuits arising in the ordinary course of business. Except for the Olive litigation, management is of the opinion that the outcome of these lawsuits will have no material impact on IORI's financial condition, results of operations or liquidity. See PART II. OTHER INFORMATION,
ITEM 1. "LEGAL PROCEEDINGS."

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

Introduction
------------

IORI invests in equity interests in real estate through acquisitions, leases and partnerships and also invests in mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2002, were $59,000 compared with $66,000 at December 31, 2001. IORI's principal sources of cash have been, and will continue to be, from property operations, proceeds from

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

property sales, financings and refinancings and partnership distributions. Although management anticipates that IORI will generate excess cash from operations in 2002 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

IORI's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased to $1.2 million in the first quarter of 2002, from $486,000 in 2001. Of this increase, $1.2 million was due to the payment of property taxes in the first quarter of 2001 and an increase of $180,000 was due to increased occupancy at IORI's apartments. This increase was offset by a decrease of $570,000 from the sale of one commercial property in 2002 and a decrease of $20,000 and $62,000 due to decreased occupancies at IORI's commercial properties and an increase in real estate taxes on IORI's land.

Interest paid decreased to $1.0 million for the first quarter of 2002 from $1.1 million in 2001. The decrease was due to the sale of one commercial property in 2002.

During the first quarter of 2002, IORI paid $186,000 to its advisor compared to $157,000 in the first quarter of 2001. Fees paid to the advisor are based on gross assets. The increase in advisory fees was due to IORI's increase in gross assets.

General and administrative expenses paid increased to $361,000 in the first quarter of 2002, from $317,000 paid in 2001. The increase was due to increases in insurance.

In the first quarter of 2002, IORI sold one office building for $15.5 million, receiving net cash of $8.1 million after the payoff of existing debt and the payment of various closing costs. IORI also funded two loans in the first quarter for $7.1 million.

In the second quarter of 2002, IORI received $500,000 cash on one mortgage note and $5.4 million cash on its residential property refinancing.

Management reviews the carrying values of IORI's properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS (Continued)
           ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property, visits to selected properties in the area and a review of the following: (1) the property's current rents compared to market rents, (2) the property's expenses, (3) the property's maintenance requirements, and (4) the property's cash flows.

Results of Operations
---------------------

For the first quarter of 2002, IORI had net income of $5.1 million, as compared to a net loss of $717,000 for the corresponding period in 2001, which included gains on sale of on real estate totaling $7.1 million in 2002. Fluctuations in components of revenue and expense between the 2002 and 2001 periods are discussed below.

Rents for the first quarter of 2002, decreased to $2.8 million, as compared to $3.3 million in the corresponding period in 2001. Of this decrease, $390,000 was due to the sale of one commercial property, $14,000 was due to a decrease in occupancy at IORI's commercial properties, and $136,000 was due to an earnest money deposit refund on IORI's land property in 2001. These decreases were offset by an increase of $90,000 due to increased occupancies at IORI's apartments. Rental income for the remaining quarters of 2002, are expected to decline as IORI selectively sells properties.

Property operations expense increased in the first quarter of 2002, to $1.6 million, as compared to $1.5 million in the corresponding period in 2001. Of this increase, $183,000 was due to increased leasing costs associated with IORI's commercial properties and was offset by a decrease of $89,000 in repairs at IORI's apartment properties. Operating expense for the remaining quarters of 2002, are expected to decline as IORI selectively sells properties.

Interest income in the first quarter of 2002, was $37,000, as compared to $72,000 in the corresponding period in 2001. The decrease was due to a $1.0 million paydown received in May 2001 on one of IORI's note receivables. Interest income for the remainder of 2002 is expected to decrease from one note maturing in April 2002, and one note maturing in July 2002.

Interest expense for the first quarter of 2002, decreased to $1.1 million from $1.5 million in the corresponding period in 2001. Of this

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Results of Operations (Continued)
---------------------

decrease, $191,000 was due to the loan refinancing in 2001 for one parcel of unimproved land, $114,000 was due to the sale of one commercial property in 2002, and the remaining $95,000 was due to lower variable interest rates at IORI's apartments and commercial properties. Interest expense for the remaining quarters of 2002, is expected to increase due to the refinancing of IORI's residential properties.

Depreciation expense for the first quarter of 2002, decreased to $500,000 from $585,000 in the corresponding period in 2001. The decrease was due to a decrease of $100,000 from the sale of one commercial property in 2002 and was offset by an increase of $16,000 from increased tenant improvements at IORI's commercial properties. Depreciation for the remaining quarters of 2002, is expected to approximate the first quarter of 2002.

Advisory fee expense in the first quarter of 2002, was $186,000, as compared to $157,000 in the corresponding period in 2001. The advisory fee is based on IORI's gross assets. Advisory fees for the remainder of 2002 are expected to decrease as IORI selectively sells properties.

Net income fee was $411,000 in the first quarter of 2002. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

General and administrative expense was $285,000 for the first quarter of 2002, as compared to $311,000 in the corresponding period in 2001. The decrease was primarily due to a decrease in professional fees. General and administrative expense for the remaining quarters of 2002 is expected to approximate that of the first quarter.

Tax Matters
-----------

As more fully discussed in IORI's 2001 Form 10-K, IORI has elected and, in management's opinion, qualified, to be taxed as a real estate investment trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, IORI is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to shareholders.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS (Continued)
           ---------------------


Inflation
---------

The effects of inflation on IORI's operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short- term investments and the cost of new financings, as well as the cost of variable interest rate debt, will be affected.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
-----------------------------------------------------------------------------

At March 31, 2002, IORI's exposure to a change in interest rates on its debt is as follows:

                                                   Weighted         Effect of 1%
                                                    Average         Increase In
                                      Balance    Interest Rate       Base Rates
                                     --------    -------------      ------------
Wholly-owned debt:
   Variable rate................     $ 18,201            8.48%         $   182
                                     ========                          =======
Total increase in IORI's annual
   net loss...................                                         $   182
                                                                       =======

Per share......................                                        $   .13
                                                                       =======

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

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

----------------------------

The Board believes that all provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling was appealed to the United States Court of Appeals for the Ninth Circuit by IORI and TCI.

On October 23, 2001, IORI, TCI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, the pending appeal has been dismissed and ARI will acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series H Preferred Stock will be convertible into 2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of the IORI and TCI shares, IORI and TCI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement, and a vote of the shareholders of all three entities. IORI has the same board as TCI and the same advisor as TCI and ARI.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)   Exhibits:

      None.

(b)   Reports on Form 8-K as follows:

      A Current Report on Form 8-K, dated April 10, 2002, was filed with respect to Item 5. "Other Events and Regulation FD Disclosures," which reports the Amendment to the Second Amendment to the Modification of Stipulation of Settlement in Olive, et al. v. National Income Realty Trust et al.

      A Current Report on Form 8-K, dated April 19, 2002, was filed with respect to Item 2. "Acquisition or Disposition of Assets," which reports the sale of Daley Plaza in San Diego, California and the sale of all of IORI's residential properties.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INCOME OPPORTUNITY REALTY INVESTORS,
                                   INC.


Date:     May 15, 2002             By:     /s/ Ronald E. Kimbrough
     ----------------------           ----------------------------------
                                      Ronald E. Kimbrough
                                      Executive Vice President and Chief
                                      Financial Officer (Principal
                                      Financial and Accounting Officer
                                      and Acting Principal Executive
                                      Officer)