Form 10-Q
period 2002-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2002-08-14
CIK 949961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002
                                                             -------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No __.
                                       ---


Common Stock, $.01 par value                                1,438,945
----------------------------                      ------------------------------
         (Class)                                  (Outstanding at July 31, 2002)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2002, have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. ("IORI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,        December 31,
                                                                                     2002              2001
                                                                                  ----------        ----------
                                                                                     (dollars in thousands,
                                         Assets                                         except per share)
Real estate held for investment.................................................  $   86,331        $   95,190
Less - accumulated depreciation.................................................      (7,152)           (7,875)
                                                                                  ----------        ----------
                                                                                      79,179            87,315
Notes and interest receivable (including $5,270 in 2002
  from related parties).....,...................................................       7,297               505
Allowance for loss..............................................................        (767)               --
                                                                                  ----------        ----------
                                                                                       6,530               505

Investment in real estate partnerships..........................................         135               142
Cash and cash equivalents.......................................................          69                66
Other assets (including $5,464 in 2002 from affiliates).........................       9,780             3,805
                                                                                  ----------        ----------
                                                                                  $   95,693        $   91,833
                                                                                  ==========        ==========
                             Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable......................................................  $   54,448        $   54,426
Other liabilities (including $33 in 2002 and $593 in 2001
  to affiliates)................................................................       1,839             2,185
                                                                                  ----------        ----------
                                                                                      56,287            56,611
Commitments and contingencies
Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000 shares;
  issued and outstanding 1,438,945 shares in 2002 and 2001......................          14                14
Paid-in capital.................................................................      63,459            63,459
Accumulated distributions in excess of accumulated earnings.....................     (24,067)          (28,251)
                                                                                  ----------        ----------
                                                                                      39,406            35,222
                                                                                  ----------        ----------
                                                                                  $   95,693        $   91,833
                                                                                  ==========        ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months           For the Six Months
                                                    Ended June 30,                Ended June 30,
                                             --------------------------    --------------------------
                                                 2002           2001           2002           2001
                                             -----------    -----------    -----------    -----------
  Property revenue                                     (dollars in thousands, except per share)
  Rents ..................................   $     2,531    $     2,756    $     5,202    $     5,425

Property expense
  Property operations(including $96 in
    2002 and $154 in 2001 to affiliates
    and related parties) .................         1,432          1,335          2,725          2,649
                                             -----------    -----------    -----------    -----------
  Operating income .......................         1,099          1,421          2,477          2,776

Other income

  Interest ...............................           310             62            348            134
  Equity in income (loss) of equity
       partnerships ......................            48             (6)            30              3
                                             -----------    -----------    -----------    -----------
                                                     358             56            378            137
Other expense

  Interest ...............................         1,349          1,379          2,339          2,710
  Depreciation ...........................           482            492            982            977
  Advisory fee to affiliate ..............           163            234            348            391
  Net income fee to affiliate ............            --             --            411             --
  Provision for loss .....................            --             --            767             --
    General and administrative (including
       $157 in 2002 and $172 in 2001 to
       affiliates and related parties) ...           352            161            637            472
                                             -----------    -----------    -----------    -----------
                                                   2,346          2,266          5,484          4,550
                                             -----------    -----------    -----------    -----------

Net loss from continuing operations ......          (889)          (789)        (2,629)        (1,637)

Discontinued operations:
    Income (loss) from operations ........            --             57           (292)           188
    Gain on sale of operations ...........            --             --          7,105             --
                                             -----------    -----------    -----------    -----------
                                                      --             57          6,813            188
                                             -----------    -----------    -----------    -----------

    Net income (loss) ....................   $      (889)   $      (732)   $     4,184    $    (1,449)
                                             ===========    ===========    ===========    ===========

    Earnings (loss) per share
    Net loss from continuing operations ..   $      (.62)   $      (.52)   $     (1.83)   $     (1.08)
    Discontinued operations ..............            --            .04           4.73            .12
                                             -----------    -----------    -----------    -----------
       Net income (loss) .................   $      (.62)   $      (.49)   $      2.90    $      (.95)
                                             ===========    ===========    ===========    ===========

       Weighted average Common shares used
    in computing earnings per share ......     1,438,945      1,514,045      1,438,945      1,514,045
                                             ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2002

                                                                                                     Accumulated
                                                                   Common Stock                     Distributions
                                                              -----------------------                in Excess of
                                                                                         Paid-in     Accumulated   Stockholders'
                                                               Shares        Amount      Capital       Earnings       Equity
                                                              ----------   ----------   ----------    ----------    ----------
                                                                                   (dollars in thousands)
Balance, January 1, 2002..................................     1,438,945   $       14   $   63,459    $  (28,251)   $   35,222


Net income ...............................................            --           --           --         4,184         4,184
                                                              ----------   ----------   ----------    ----------    ----------


Balance, June 30, 2002 ...................................     1,438,945   $       14   $   63,459    $  (24,067)   $   39,406
                                                              ==========   ==========   ==========    ==========    ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Six Months
                                                                             Ended June 30,
                                                                         ----------------------
                                                                            2002        2001
                                                                          --------    --------
                                                                         (dollars in thousands)
Cash flows from Operating Activities
  Rents collected ....................................................   $  5,495    $  6,425
    Payments for property operations (including $96 in
   2002 and $154 in 2001 to affiliates and related parties)...........     (4,019)     (3,511)
  Interest collected .................................................        158         135
  Interest paid ......................................................     (1,903)     (2,700)
  Advisory and net income fee to affiliate ...........................       (503)       (432)
  General and administrative expenses paid (including
   $172 in 2002 and $164 in 2001 to affiliates) ......................       (613)       (436)
  Distributions from equity partnerships' operating
   cash flow .........................................................         42          --
  Other ..............................................................         --        (253)
                                                                         --------    --------
      Net cash used in operating activities ..........................     (1,343)       (772)

Cash Flows from Investing Activities
  Collections on notes receivable ....................................        500       1,000
  Funding of notes receivable (including $5,109 in 2002
     to related parties) .............................................     (7,109)       --
  Funding of equity partnerships .....................................         (5)        (20)
  Real estate improvements ...........................................       (317)       (819)
  Proceeds from sale of real estate ..................................     14,575          --
                                                                         --------    --------
        Net cash provided by investing activities ....................      7,644         161

Cash Flows from Financing Activities
  Payments on notes payable ..........................................    (23,134)       (375)
  Proceeds from notes payable ........................................     23,152       2,974
  Deferred financing costs ...........................................       (889)        (76)
  Advance to affiliate ...............................................     (3,920)         --
  Advances from/(payments to) advisor ................................     (1,507)         76
                                                                         --------    --------
      Net cash provided by (used in) financing
        activities ...................................................     (6,298)      2,599

Net increase in cash and cash equivalents ............................          3       1,988
Cash and cash equivalents, beginning of period .......................         66       2,087
                                                                         --------    --------
Cash and cash equivalents, end of period .............................   $     69    $  4,075
                                                                         ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                   For the Six Months
                                                                     Ended June 30,
                                                                 ----------------------
                                                                    2002         2001
                                                                 ---------    ---------
                                                                 (dollars in thousands)
Reconciliation of net income (loss) to net cash
  used in operating activities
Net income (loss) ........................................       $   4,184    $  (1,449)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities
  Depreciation and amortization ..........................           1,290        1,178
  Gain on sale of real estate ............................          (7,105)          --
  Equity income of equity partnerships ...................             (30)          (3)
  Distributions from equity partnerships' operating
     cash flow ...........................................              42           --
  Provision for loss .....................................            (767)          --
  Increase in interest receivable ........................            (183)          --
  Decrease in other assets ...............................             884          120
  Increase (decrease) in interest payable ................              (4)         169
  Increase (decrease) in other liabilities ...............             346         (787)
                                                                 ---------    ---------

     Net cash used in operating activities ...............       $  (1,343)   $    (772)
                                                                 =========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

Certain balances for 2001 have been reclassified to conform to the 2002 presentation.

On January 1, 2002, IORI adopted Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement superceded Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for business segments that are to be disposed. SFAS 144 retains the requirements of SFAS No. 121 relating to the recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial position or results of operations of IORI.

In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require IORI to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 that relates to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1. BASIS OF PRESENTATION (Continued)

In June 2002, the FASB issued SFAS No. 146, "Accounting for costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. IORI will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

NOTE 2. REAL ESTATE

In January 2002, IORI sold the 124,059 sq. ft. Daley Corporate Center in San Diego, California, for $15.5 million, receiving net cash of $8.1 million after paying off $6.6 million in mortgage debt and the payment of various closing costs. A gain of $7.1 million was recognized on the sale.

NOTE 3. NOTES AND INTEREST RECEIVABLE

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of American Realty Investors, Inc. ("ARI"), a related party, for $5.1 million cash. Rosedale owns the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI has guaranteed that the asset shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI shall pay IORI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, IORI may require ARI to repurchase the shares of Rosedale for the purchase price. Management has classified this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property's fair value after costs to sell, even though ARI has guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000.

In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with Transcontinental Realty Investors, Inc. ("TCI"), a related party. The loan is secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bears

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3. NOTES AND INTEREST RECEIVABLE (Continued)

interest at 16.0% per annum, requires monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, receiving $8,500 as an extension fee. Also in July 2002, IORI received a $500,000 principal paydown on the note. IORI and TCI will receive 57% and 43%, respectively, on the remaining principal and interest payments.

In April 2002, a mortgage loan with a principal balance of $500,000 was paid off, including accrued but unpaid interest.

NOTE 4. NOTES AND INTEREST PAYABLE

In April 2002, IORI sold all of its residential properties to partnerships controlled by Metra Capital, LLC ("Metra"). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, and the 114 unit Sinclair, located in Midland, Texas, and the 106 unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. The sale constituted 23.39% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." IORI will continue to report the assets and the new debt incurred by the Metra partnerships on the IORI financial statements. The new debt on the properties totals $21.4 million, bears interest at 7.57% per annum, requires monthly interest only payments of $135,000 and matures in May 2012. IORI also received $5.2 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4. NOTES AND INTEREST PAYABLE (Continued)

The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends, must be used by Innovo to redeem the Preferred Shares. Since redemption of these shares is subject to the above future events, management has elected to record no basis in the Preferred Shares.

NOTE 5. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, and income
(loss) of equity partnerships which totaled $358,000 and $378,000 for the three and six months ended June 30, 2002 and $56,000 and $137,000 in the three and six months ended June 30, 2001. Expenses that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for losses, and discontinued operations which totaled $515,000 and $2.5 million for the three and six months ended June 30, 2002, and $395,000 and $863,000 for the three and six months ended June 30, 2001. Excluded from operating segment assets are assets of $16.5 million at June 30, 2002, and $11.1 million at June 30, 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2002 and 2001, and each segment's assets at June 30.

         Three Months Ended            Commercial
            June 30, 2002              Properties   Apartments      Land        Total
-------------------------------------  ----------   ----------   ----------   ----------
Rents ...............................  $    1,191   $    1,340   $       --   $    2,531

Property operating expenses .........         680          681           71        1,432
                                       ----------   ----------   ----------   ----------
Operating income (loss) .............  $      511   $      659   $      (71)  $    1,099
                                       ==========   ==========   ==========   ==========

Interest ............................  $      425   $      550   $      374   $    1,349
Depreciation ........................         358          124           --          482
Real estate improvements ............          --           --           88           88
Assets ..............................      33,051       21,359       24,769       79,179

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5. OPERATING SEGMENTS (Continued)

           Six Months Ended            Commercial
            June 30, 2002              Properties   Apartments      Land        Total
-------------------------------------  ----------   ----------   ----------   ----------
Rents ...............................  $    2,553   $    2,649   $       --   $    5,202

Property operating expenses .........       1,360        1,230          135        2,725
                                       ----------   ----------   ----------   ----------
Operating income (loss) .............  $    1,193   $    1,419   $     (135)  $    2,477
                                       ==========   ==========   ==========   ==========

Interest ............................  $      874   $      809   $      656   $    2,339
Depreciation ........................         730          252           --          982
Real estate improvements ............          41           --          276          317
Assets ..............................      33,051       21,359       24,769       79,179

                                       Commercial
Property Sales:                        Properties                               Total
                                       ----------                             ----------
Sales prices ........................  $   15,500                             $   15,500
Cost of sales .......................       8,395                                  8,395
                                       ----------                             ----------
Gain on sale ........................  $    7,105                             $    7,105
                                       ==========                             ==========

         Three Months Ended            Commercial
            June 30, 2001              Properties   Apartments      Land        Total
-------------------------------------  ----------   ----------   ----------   ----------
Rents ...............................  $    1,457   $    1,299   $       --   $    2,756
Property operating expenses .........         687          637           11        1,335
                                       ----------   ----------   ----------   ----------
Operating income (loss) .............  $      770   $      662   $      (11)  $    1,421
                                       ==========   ==========   ==========   ==========

Interest ............................  $      521   $      376   $      482   $    1,379
Depreciation ........................         363          129           --          492
Real estate improvements ............         455           --           --          455
Assets ..............................      41,964       21,866       22,087       85,917

           Six Months Ended            Commercial
            June 30, 2001              Properties   Apartments      Land        Total
-------------------------------------  ----------   ----------   ----------   ----------
Rents ...............................  $    2,767   $    2,515   $      143   $    5,425
Property operating expenses .........       1,360        1,276           13        2,649
                                       ----------   ----------   ----------   ----------
Operating income ....................  $    1,407   $    1,239   $      130   $    2,776
                                       ==========   ==========   ==========   ==========

Interest ............................  $    1,010   $      745   $      955   $    2,710
Depreciation ........................         721          256           --          977
Real estate improvements ............         819           --           --          819
Assets ..............................      41,964       21,866       22,087       85,917

NOTE 6. DISCONTINUED OPERATIONS

Effective January 1, 2002, IORI adopted Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6. DISCONTINUED OPERATIONS (Continued)
-------------------------------

Assets" ("SFAS 144"), which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as "held for sale" on the balance sheet. Adoption of SFAS 144 did not have a material effect on IORI's financial statements. However, in the event of a future asset sale, IORI is required to then reclassify portions of previously reported earnings to discontinued operations and to present assets as held for sale and the related liability separately in the consolidated balance sheet.

For the three and six months ended June 30, 2002 and 2001, income from discontinued operations relates to one property that IORI sold during the first six months of 2002. The following table summarizes revenue and expense information for the properties sold and held for sale.

                                                                      For the Three Months       For the Six Months
                                                                         Ended June 30,             Ended June 30,
                                                                  -----------------------      ---------------------
                                                                    2002          2001           2002         2001
                                                                  ---------     ---------      ---------    --------
Revenue
  Rental......................................................     $    --         $   533       $   128     $ 1,115
  Property Operations.........................................          --             207           348         372
                                                                   -------         -------       -------     -------
    Operating income..........................................          --             326          (220)        743

Expenses
  Interest....................................................          --             168            72         354
  Depreciation................................................          --             101            --         201
                                                                   -------         -------       -------     -------
    Total expenses............................................          --             269            72         555

Net income (loss) from discontinued operations before
     gains on sale of real estate.............................          --              57          (292)        188

Gain on sale of operations....................................          --              --         7,105          --
                                                                   -------         -------       -------     -------

Net income from discontinued operations.......................     $    --         $    57       $ 6,813     $   188
                                                                   =======         =======       =======     =======

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Liquidity. Although management anticipates that IORI will generate excess cash from commercial operations in 2002 due to increased rental

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. COMMITMENTS AND CONTINGENCIES (Continued)
-------------------------------------

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of IORI's financial condition and results of operations and require management's most difficult, complex or subjective judgements. IORI's critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. IORI's estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. IORI's estimates are subject to revision as market conditions and IORI's assessments of them change.

IORI's allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and IORI's assessment of its ability to meet its lease or interest obligations. IORI's estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2002, were $69,000, compared with $66,000 at December 31, 2001. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2002 due to increased rental receipts at its properties, however, such excess will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

IORI's cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $1.5 million in the six months ended June 30, 2002, from $2.9 million in 2001. Of this decrease, $1.1 million was due to payment of escrows and taxes and $300,000 was due to decreased occupancies at IORI's commercial properties.

Interest paid decreased to $1.9 million for the six months ended June 30, 2002, from $2.7 million paid in 2001. Of this decrease, $269,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

was due to the Traveler's land refinancing in 2001, $279,000 was due to the Daley sale; $147,000 was due to the refinancing of all IORI's apartments and the remaining amount was due to lower variable interest rates.

During the six months ended June 30, 2002, IORI paid $503,000 to its advisor compared to $432,000 in the six months ended June 30, 2001. Fees paid to the advisor are based on gross assets and 7.5% of net income. The increase in advisory and net income fees was due to IORI's net income during the first quarter of 2002.

General and administrative expenses paid increased to $613,000 in the six months ended June 30, 2002, from $436,000 paid in 2001. The increase was due to increases in insurance and investor relations.

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

Results of Operations

IORI had a loss of $889,000 for the three months ended June 30, 2002, and net income of $4.2 million for the six months ended June 30, 2002, which included gains on sale of real estate totaling $7.1 million, as compared to net losses of $732,000 and $1.4 million for the corresponding periods in 2001. Fluctuations in components of revenue and expense between the 2002 and 2001 periods are discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)


Rents in the three and six months ended June 30, 2002, were $2.5 million and $5.2 million as compared to $2.8 million and $5.4 million in the corresponding periods in 2001. These decreases were due to decreased occupancies at IORI's commercial properties. IORI's commercial properties in California were the largest contributors to the decrease where occupancies decreased by 24%, falling to 63% in 2002 from 87% in 2001. Rents for the remainder of 2002 are expected to remain constant or decline as market forces in California continue to drive rents lower.

Property operations expense in the three and six months ended June 30, 2002, was $1.4 million and $2.7 million, as compared to $1.3 million and $2.6 million in the corresponding periods in 2001. This increase was due to taxes on IORI's land and operations expenses remaining constant throughout the commercial and residential properties. Property operations expense for the remainder of 2002 is expected to remain constant.

Interest income in the three and six months ended June 30, 2002, was $310,000 and $348,000, as compared to $62,000 and $134,000 in the corresponding periods in 2001. Interest income for the remainder of 2002 is expected to decrease due to the payment of one loan in April and another loan maturing in September 2002.

Equity in income of partnerships in the three and six months ended June 30, 2002, was $48,000 and $30,000, as compared to a loss of $6,000 and income of $3,000 in the corresponding periods in 2001. The increase was primarily due to a $950,000 lease buy out from a tenant of which $95,000 was IORI's equity portion at Eton Square Office Building.

Interest expense in the three and six months ended June 30, 2002, was $1.3 million and $2.3 million, as compared to the $1.4 million and $2.7 million in the corresponding periods in 2001. Of these decreases $108,000 and $299,000 was due to the Traveler's land loan refinancing in 2001, $234,000 and $399,000 was due to the apartment loan refinancing and the remaining amount was due to lower interest rates. Interest expense for the remaining quarters of 2002 is expected to approximate the second quarter of 2002.

Advisory fee expense in the three and six months ended June 30, 2002, was $163,000 and $348,000, as compared to $234,000 and $391,000 in the corresponding periods in 2001. The advisory fee is based on IORI's gross assets. Advisory fees for the remaining quarters of 2002 are expected to approximate the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Net income fee was $411,000 in the six months ended June 30, 2002. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

General and administrative expense was $352,000 and $637,000 for the three and six months ended June 30, 2002, as compared to $161,000 and $472,000 in the corresponding periods in 2001. The three and six month increase was primarily due to an increase in insurance and investor relations. General and administrative expense for the remaining quarters of 2002 is expected to approximate that of the second quarter of 2002.

Tax Matters

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2002, IORI's exposure to a change in interest rates on its debt is as follows:

                                                                                Weighted       Effect of 1%
                                                                                 Average       Increase In
                                                                  Balance     Interest Rate    Base Rates
                                                                  -------     -------------    ----------
Wholly-owned debt:
        Variable rate................                            $ 15,487        8.60%           $   155
                                                                 ========                        =======

Total decrease in IORI's annual
 net income..........................                                                            $   155
                                                                                                 =======

Per share............................                                                            $   .11
                                                                                                 =======

                       ___________________________________


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

On October 23, 2001, IORI, TCI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, the pending appeal has been dismissed and ARI will acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series H Preferred Stock will be convertible into
2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of the IORI and TCI shares, IORI and TCI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement, and a vote of the shareholders of all three entities. IORI has the same board as TCI and the same advisor as TCI and ARI. Earl D. Cecil, a Director of IORI and TCI, is also a Director for ARI.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

The annual meeting was held on July 2, 2002, at which meeting stockholders were asked to consider and vote upon the election of Directors. At the meeting, stockholders elected the following individuals as Directors:

                                                                                Shares Voting
                                                                         --------------------------
                                                                                           Withheld
                                   Director                                 For            Authority
         --------------------------------------------------------        ---------         --------
         Henry A. Butler.........................................        1,225,458           9,910
         Earl D. Cecil...........................................        1,225,394           9,973
         Ted P. Stokely..........................................        1,225,458           9,910
         Martin L. White.........................................        1,225,458           9,910

There were no abstentions or broker non-votes on the election of the Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit
     Number                          Description
     -------   -----------------------------------------------------------------
     99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K as follows:

     A Current Report on form 8-K/A, dated June 25, 2002, was filed with respect to Item 5. "Other Events and Regulation FD Disclosures," which reports the sale of Daley Corporate Center in San Diego, California and the sale of all of IORI's residential properties.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INCOME OPPORTUNITY REALTY INVESTORS,
                                          INC.


Date:   August 14, 2002                   By:  /s/ Ronald E. Kimbrough
     ----------------------                  -----------------------------------
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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                       For the Quarter ended June 30, 2002

Exhibit                                                                Page
 Number                          Description                          Number
--------      -------------------------------------------------       ------
 99.1         Certification Pursuant to 18 U.S.C. Section 1350,         24
              as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.