Form 10-Q
period 2002-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2002-11-14
CIK 949961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                                          ------------------


                         Commission File Number 1-14784


                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
            --------------------------------------------------------
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
                                       ---     ---

Common Stock, $.01 par value                               1,438,945
----------------------------                   ---------------------------------
         (Class)                               (Outstanding at November 1, 2002)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2002, have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. ("IORI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,       December 31,
                                                                                           2002               2001
                                                                                        -----------         ---------
                                                                                            (dollars in thousands,
                                                                                              except per share)
                                       Assets
Real estate held for investment ....................................................    $    82,052         $  95,190
Less - accumulated depreciation ....................................................         (7,082)           (7,875)
                                                                                        -----------         ---------
                                                                                             74,970            87,315
Notes and interest receivable (including $5,372 in 2002
  from related parties) ............................................................          5,372               505
Allowance for loss .................................................................           (767)              --
                                                                                        -----------         ---------
                                                                                              4,605               505

Investment in real estate partnerships .............................................            158               142
Cash and cash equivalents ..........................................................            131                66
Other assets (including $7,782 in 2002 from affiliates) ............................         11,864             3,805
                                                                                        -----------         ---------
                                                                                        $    91,728         $  91,833
                                                                                        ===========         =========
                         Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable .........................................................    $    51,482         $  54,426
Other liabilities (including $252 in 2002 and $593 in
  2001 to affiliates) ..............................................................          2,079             2,185
                                                                                        -----------         ---------
                                                                                             53,561            56,611
Commitments and contingencies
Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000 shares;
  issued and outstanding 1,438,945 shares in 2002 and 2001 .........................             14                14
Paid-in capital ....................................................................         63,459            63,459
Accumulated deficit ................................................................        (25,306)          (28,251)
                                                                                        -----------         ---------
                                                                                             38,167            35,222
                                                                                        -----------         ---------
                                                                                        $    91,728         $  91,833
                                                                                        ===========         =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Three Months               For the Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                                ---------------------------         --------------------------
                                                                   2002              2001              2002             2001
                                                                ----------        ---------         ----------       ---------
                                                                            (dollars in thousands, except per share)
Property revenue
  Rents .....................................................   $    2,562        $   2,488         $    7,473       $   7,679

Property expense
  Property operations .......................................        1,610            1,993              4,152           4,470
                                                                ----------        ---------         ----------       ---------
  Operating income ..........................................          952              495              3,321           3,209

Other income
  Interest ..................................................          185                8                533             142
  Equity in income (loss) of equity
    partnerships ............................................           60              (30)                91             (27)
                                                                ----------        ---------         ----------       ---------
                                                                       245              (22)               624             115

Other expense
  Interest ..................................................        1,101            1,297              3,355           3,868
  Depreciation ..............................................          431              466              1,339           1,382
  Advisory fee to affiliate .................................          197              179                544             570
  Net income fee to affiliate ...............................          --               --                 411             --
  Provision for asset impairment ............................          336              --                 336             --
  Provision for loss on note receivable .....................          --               --                 767             --
  General and administrative ................................          291              377                929             849
                                                                ----------        ---------         ----------       ---------
                                                                     2,356            2,319              7,681           6,669
                                                                ----------        ---------         ----------       ---------

Net loss from continuing operations .........................       (1,159)          (1,846)            (3,736)         (3,345)

Discontinued operations:
  Income (loss) from operations .............................          (82)              97               (424)            147
  Gain on sale of operations ................................          --               --               7,105             --
                                                                ----------        ---------         ----------       ---------
                                                                       (82)              97              6,681             147
                                                                ----------        ---------         ----------       ---------

Net income (loss) ...........................................   $   (1,241)       $  (1,749)        $    2,945       $  (3,198)
                                                                ==========        =========         ==========       =========

Earnings (loss) per share
  Net loss from continuing operations .......................   $     (.80)       $   (1.22)        $    (2.60)      $   (2.21)
  Discontinued operations ...................................         (.06)             .06               4.64             .10
                                                                ----------        ---------         ----------       ---------
    Net income (loss) .......................................   $     (.86)       $   (1.16)        $     2.04       $   (2.11)
                                                                ==========        =========         ==========       =========
Weighted average Common shares used
  in computing earnings per share ...........................    1,438,945        1,508,331          1,438,945       1,512,119
                                                                ==========        =========         ==========       =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2002

                                                             Common Stock
                                                        -----------------------    Paid-in     Accumulated    Stockholders'
                                                          Shares       Amount      Capital       Deficit         Equity
                                                        ----------    --------    ---------    -----------    -------------
                                                                            (dollars in thousands)

Balance, January 1, 2002 .............................   1,438,945    $     14    $  63,459    $   (28,251)   $      35,222

Net income ...........................................         --          --           --           2,945            2,945
                                                        ----------    --------    ---------    -----------    -------------

Balance, September 30, 2002 ..........................   1,438,945    $     14    $  63,459    $   (25,306)   $      38,167
                                                        ==========    ========    =========    ===========    =============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                    ----------------------------
                                                                                      2002                2001
                                                                                    --------            --------
                                                                                       (dollars in thousands)
Cash flows from Operating Activities
  Rents collected ..............................................................    $  8,218            $  9,578
  Payments for property operations .............................................      (5,231)             (4,969)
  Interest collected ...........................................................         291                 126
  Interest paid ................................................................      (3,117)             (4,112)
  Advisory and net income fee to affiliate .....................................        (699)               (520)
  General and administrative expenses paid .....................................        (910)             (1,479)
  Distributions from equity partnerships' operating cash flow ..................          79                  18
  Other ........................................................................         --                   17
                                                                                    --------            --------
    Net cash used in operating activities ......................................      (1,369)             (1,341)

Cash Flows from Investing Activities
  Collections on notes receivable ..............................................       2,500               1,000
  Funding of notes receivable (including $5,109 in 2002
     to related parties) .......................................................      (7,109)                --
  Funding of equity partnerships ...............................................          (5)                (25)
  Real estate improvements .....................................................        (476)             (1,316)
  Proceeds from sale of real estate ............................................      18,141                 --
  Advance to affiliate .........................................................      (5,293)                --
  Advances from/(payments to) advisor ..........................................      (2,488)              4,957
                                                                                    --------            --------
    Net cash provided by investing activities ..................................       5,270               4,616

Cash Flows from Financing Activities
  Payments on notes payable ....................................................     (26,083)             (5,010)
  Proceeds from notes payable ..................................................      23,152               5,000
  Deferred financing costs .....................................................        (905)               (124)
  Repurchase of Common Stock ...................................................         --               (1,314)
                                                                                    --------            --------
    Net cash used in financing activities ......................................      (3,836)             (1,448)

Net increase in cash and cash equivalents ......................................          65               1,827
Cash and cash equivalents, beginning of period .................................          66               2,087
                                                                                    --------            --------
Cash and cash equivalents, end of period .......................................    $    131            $  3,914
                                                                                    ========            ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                               ----------------------
                                                                                 2002          2001
                                                                               --------      --------
                                                                               (dollars in thousands)
Reconciliation of net income (loss) to net cash
  used in operating activities
Net income (loss) ..........................................................   $  2,945      $ (3,198)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities
  Depreciation and amortization ............................................      1,446         1,792
  Gain on sale of real estate ..............................................     (7,105)          --
  Equity (income) loss of equity partnerships ..............................        (91)           27
  Distributions from equity partnerships' operating cash flow ..............         79            18
  Provision for asset impairment ...........................................        336           --
  Provision for loss on note receivable ....................................        767           --
  Increase in interest receivable ..........................................       (259)          --
  (Increase) decrease in other assets ......................................        606          (856)
  Increase in interest payable .............................................         13           132
  (Decrease) increase in other liabilities .................................       (106)          744
                                                                               --------      --------
     Net cash used in operating activities .................................   $ (1,369)     $ (1,341)
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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K"). Dollar amounts in tables are in thousands, except per share amounts.

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

In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require IORI to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 that related to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.

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

NOTE 1. BASIS OF PRESENTATION (Continued)
-----------------------------

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

In October 2002, the FASB issued Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" ("SFAS No. 147") which clarifies the accounting treatment for acquisitions of financial institutions. In addition, the Statement amends SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147 is effective October 1, 2002. IORI's adoption of SFAS No. 147 is not expected to have a material impact on IORI's financial statements.

NOTE 2. REAL ESTATE
-------------------

In 2002, IORI sold the following properties:

                                                             Sales     Net Cash     Debt         Gain
       Property             Location          Sq.Ft.         Price     Received   Discharged    on Sale
----------------------   --------------   --------------   ---------   --------   ----------   --------
First Quarter
Office Building
Daley Corporate Center   San Diego, CA    124,059 Sq.Ft.   $  15,500   $  7,820   $    6,618   $  7,105

Third Quarter
Office Building
Westlake Village         Westlake, CA      45,500 Sq.Ft.       3,730        767        2,728        --

NOTE 3. NOTES AND INTEREST RECEIVABLE
-------------------------------------

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3. NOTES AND INTEREST RECEIVABLE (Continued)
-------------------------------------

In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with Transcontinental Realty Investors, Inc. ("TCI"), a related party. The loan was secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, with IORI receiving $8,500 as an extension fee. Also in July 2002, IORI received a $500,000 principal paydown on the note. In August 2002, the note was paid off including accrued but unpaid interest.

In April 2002, a mortgage loan with a principal balance of $500,000 was paid off, including accrued but unpaid interest.

NOTE 4. OTHER ASSETS
--------------------

Related Party. From time-to-time, IORI and its affiliates and related parties have made advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI's financial statements as other assets. At September 30, 2002, IORI had receivables of $2.5 million and $5.3 million from Basic Capital Management, Inc. ("BCM") and TCI, respectively, and payables of $252,000 to GS Realty Services, Inc.

NOTE 5. NOTES AND INTEREST PAYABLE
----------------------------------

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

NOTE 5. NOTES AND INTEREST PAYABLE (Continued)
----------------------------------

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

NOTE 6. OPERATING SEGMENTS
--------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, and income
(loss) of equity partnerships which totaled $245,000 and $624,000 for the three and nine months ended September 30, 2002 and a loss of $22,000 and income of $115,000 in the three and nine months ended September 30, 2001. Expenses that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for losses, and discontinued operations which totaled $906,000 and $3.4 million for the three and nine months ended September 30, 2002, and $459,000 and $1.3 million for the three and nine months ended September 30, 2001. Excluded from operating segment assets are assets of $16.8 million at September 30, 2002, and $7.1 million at September 30, 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2002 and 2001, and each segment's assets at September 30.

               Three Months Ended                   Commercial
               September 30, 2002                   Properties   Apartments     Land        Total
-----------------------------------------------     ----------   ----------   ---------   ----------
Rents .........................................     $    1,187   $    1,375   $     --    $    2,562
Property operating expenses ...................            656          872          82        1,610
                                                    ----------   ----------   ---------   ----------
Operating income (loss) .......................     $      531   $      503   $     (82)  $      952
                                                    ==========   ==========   =========   ==========

Interest ......................................     $      389   $      338   $     374   $    1,101
Depreciation ..................................            313          118         --           431
Real estate improvements ......................              6          --          153          159
Assets ........................................         28,808       21,241      24,921       74,970

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6. OPERATING SEGMENTS (Continued)
--------------------------

                                                     Commercial
Property Sales:                                      Properties                                              Total
                                                     ----------                                            ----------
Sales price......................................    $    3,730                                            $    3,730
Cost of sale.....................................         3,730                                                 3,730
                                                     ----------                                            ----------
Gain on sale.....................................    $     --                                              $      --
                                                     ==========                                            ==========

                 Nine Months Ended                   Commercial
                 September 30, 2002                  Properties         Apartments          Land             Total
                 -------------------                 ----------         ----------        --------         ----------
Rents............................................    $    3,450         $    4,023        $    --          $    7,473
Property operating expenses......................         1,827              2,102             223              4,152
                                                     ----------         ----------        --------         ----------
Operating income (loss)..........................    $    1,623         $    1,921        $   (223)        $    3,321
                                                     ==========         ==========        ========         ==========

Interest.........................................    $    1,177         $    1,148        $  1,030         $    3,355
Depreciation.....................................           969                370             --               1,339
Real estate improvements.........................            47                --              429                476
Assets...........................................        28,808             21,241          24,921             74,970

                                                     Commercial
Property Sales:                                      Properties                                              Total
                                                     ----------                                            ----------
Sales prices.....................................    $   19,230                                            $   19,230
Cost of sales....................................        12,125                                                12,125
                                                     ----------                                            ----------
Gain on sale.....................................    $    7,105                                            $    7,105
                                                     ==========                                            ==========

                 Three Months Ended                  Commercial
                 September 30, 2001                  Properties         Apartments          Land             Total
                 -------------------                 ----------         ----------        --------         ----------
Rents............................................    $    1,282         $    1,206        $    --          $    2,488
Property operating expenses......................           718                718             557              1,993
                                                     ----------         ----------        --------         ----------
Operating income (loss)..........................    $      564         $      488        $   (557)        $      495
                                                     ==========         ==========        ========         ==========

Interest.........................................    $      451         $      321        $    525         $    1,297
Depreciation.....................................           337                129             --                 466
Real estate improvements.........................           168                --              329                497
Assets...........................................        41,626             21,738          22,417             85,781

                 Nine Months Ended                   Commercial
                 September 30, 2001                  Properties         Apartments          Land             Total
                 -------------------                 ----------         ----------        --------         ----------
Rents............................................    $    3,815         $    3,721        $    143         $    7,679
Property operating expenses......................         1,907              1,994             569              4,470
                                                     ----------         ----------        --------         ----------
Operating income (loss)..........................    $    1,908         $    1,727        $   (426)        $    3,209
                                                     ==========         ==========        ========         ==========

Interest.........................................    $    1,322         $    1,066        $  1,480         $    3,868
Depreciation.....................................           997                385             --               1,382
Real estate improvements.........................           987                --              329              1,316
Assets...........................................        41,626             21,738          22,417             85,781

NOTE 7. PROVISION FOR ASSET IMPAIRMENT
--------------------------------------

For the three and nine months ended September 30, 2002, IORI recorded an asset impairment of $336,000, representing the write down of the Westlake Village Office Building in Westlake, California to its

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. PROVISION FOR ASSET IMPAIRMENT (Continued)
--------------------------------------

estimated fair value. The property was sold in September 2002 for $3.8 million. IORI's basis in the Westlake Village Office Building was $3.7 million and estimated costs to sell the property were $85,000.

NOTE 8. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.
------------------------------------------------

Revenue, fees and cost reimbursements to BCM and its affiliates for the three and nine months ended:

                                                                       For the Three Months      For the Nine Months
                                                                        Ended September 30,       Ended September 30,
                                                                      ---------------------     -----------------------
                                                                        2002         2001         2002           2001
                                                                      --------     --------     ---------     ---------
Fees
   Advisory......................................................     $    197     $    179     $     544     $     570
   Net income....................................................          --           --            411           --
   Real estate brokerage.........................................          122          --            397         3,043
   Property and construction management and leasing
    commissions*.................................................           75           89           171           243
                                                                      --------     --------     ---------     ---------
                                                                      $    394     $    268     $   1,523     $   3,856
                                                                      ========     ========     =========     =========
Cost reimbursements..............................................     $     32     $     62     $     189     $     234
                                                                      ========     ========     =========     =========

---------------------

* Net of property management fees paid to subcontractors, other than GS Realty, Inc., which is owned by an affiliate of BCM.

NOTE 9. DISCONTINUED OPERATIONS
-------------------------------

Effective January 1, 2002, IORI adopted Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as "held for sale" on the balance sheet. Adoption of SFAS 144 did not have a material effect on IORI's financial statements. However, in the event of a future asset sale, IORI is required to then reclassify portions of previously reported earnings to discontinued operations and to present assets as held for sale and the related liability separately in the consolidated balance sheet.

For the three and nine months ended September 30, 2002 and 2001, income from discontinued operations relates to two properties that IORI sold

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9. COMMITMENTS AND CONTINGENCIES (Continued)
-------------------------------------

during 2002. The following table summarizes revenue and expense information for the properties sold and held for sale.

                                                                      For the Three Months       For the Nine Months
                                                                       Ended September 30,        Ended September 30,

Revenue                                                                 2002          2001         2002           2001
                                                                      ---------     ---------    ---------      --------
  Rental...........................................................   $      97     $     732    $     515      $  2,080
  Property Operations..............................................         107           280          638           822
                                                                      ---------     ---------    ---------      --------
    Operating income (loss)........................................         (10)          452         (123)        1,258

Expenses
  Interest.........................................................          38           208          194           701
  Depreciation.....................................................          34           147          107           410
                                                                      ---------     ---------    ---------      --------
    Total expenses.................................................          72           355          301         1,111

Net income (loss) from discontinued operations before
  gains on sale of real estate.....................................         (82)           97         (424)          147

Gain on sale of operations.........................................         --            --         7,105           --
                                                                      ---------     ---------    ---------      --------
Net income (loss) from discontinued operations.....................   $     (82)    $      97    $   6,681      $    147
                                                                      =========     =========    =========      ========

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10.   COMMITMENTS AND CONTINGENCIES
----------------------------------------

Liquidity. Although management anticipates that IORI will generate excess cash from commercial operations in 2002 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. IORI has $19.1 million in debt due within one year. Management will need to refinance or sell real estate and incur additional borrowings against real estate to meet IORI's cash requirements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Critical Accounting Policies
----------------------------

Critical accounting policies are those that are both important to the presentation of IORI's financial condition and results of operations and require management's most difficult, complex or subjective judgements. IORI's critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. IORI's estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. IORI's estimates are subject to revision as market conditions and IORI's assessments of them change. In the third quarter of 2002, IORI recognized asset impairments of $336,000.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at September 30, 2002, were $131,000, compared with $66,000 at December 31, 2001. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2002 due to increased rental receipts at its properties, however, such excess will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

IORI's cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $3.0 million in the nine months ended September 30, 2002, from $4.6 million in 2001. Of this decrease, $1.4 million was due to the sale of two commercial properties in 2002 and $364,000 was due to decreased occupancies at IORI's commercial properties. This decrease was offset by increases of $153,000 due to increases in occupancies at IORI's apartment properties.

Interest collected increased to $291,000 for the nine months ended September 30, 2002, from $126,000 in 2001. The increase was due to IORI funding two notes in 2002.

Interest paid decreased to $3.1 million for the nine months ended September 30, 2002, from $4.1 million paid in 2001. Of this decrease, $410,000 was due to the Traveler's land refinancing in 2001, $442,000 was due to the sale of two commercial properties in 2002 and the remaining amount was due to lower variable interest rates.

During the nine months ended September 30, 2002, IORI paid $699,000 to its advisor compared to $520,000 paid in 2001. Fees paid to the advisor are based on gross assets and 7.5% of net income. The increase in advisory and net income fees was due to IORI's net income during the first quarter of 2002.

General and administrative expenses paid decreased to $910,000 in the nine months ended September 30, 2002, from $1.5 million paid in 2001. The decrease was due to decreases in state and federal taxes.

Collections on notes receivable increased to $2.5 million for the nine months ended September 30, 2002, from $1.0 million collected in 2001. IORI received $2.5 million cash from the payments in full of two mortgage notes in 2002 compared to a principal paydown of $1.0 million in 2001. IORI also funded notes receivable of $7.1 million for the nine months ended September 30, 2002. IORI does not expect to receive any collections from its remaining note receivable of $5.1 million from the Rosedale note receivable in the remaining quarter of 2002.

In the nine months ended September 30, 2002, IORI sold two office buildings for $19.2 million, receiving net cash of $8.6 million after the pay off of existing debt and the payment of various closing costs.

Payments of notes payable increased to $26.0 million for the nine months ended September 30, 2002, from $5.0 million paid in 2001. Of this increase, $16.1 million was due to the Metra transaction, $9.3 million was due to the sale of two commercial properties, and $655,000 was due to normal principal payments in 2002. This increase was offset by a decrease of $5.0 million on a refinancing of an office building in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Proceeds from notes payables increased to $23.2 million for the nine months ended September 30, 2002, from $5.0 million received in 2001. This increase was due to $23.2 million from the Metra transaction in 2002. This increase was offset by decreases of $5.0 million from the refinancing of an office building in 2001.

Advances to affiliates and advisor increased to $7.8 million for the nine months ended September 30, 2002, from $5.0 million received in 2001. Of this increase, $5.3 million and $12.8 million was to fund operations for TCI and BCM, respectively.

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

Results of Operations
---------------------

IORI had a loss of $1.2 million for the three months ended September 30, 2002, and net income of $2.9 million for the nine months ended September 30, 2002, which included gains on sale of real estate totaling $7.1 million, as compared to net losses of $1.7 million and $3.2 million for the corresponding periods in 2001. Fluctuations in components of revenue and expense between the 2002 and 2001 periods are discussed below.

Rents in the three and nine months ended September 30, 2002, were $2.6 million and $7.5 million as compared to $2.5 million and $7.7 million in the corresponding periods in 2001. The increase for the quarter was due to increases in rents and occupancies from IORI's apartments of $169,000, offset by a decrease of $95,000 from the commercial properties due to a decrease in occupancies at the commercial properties. The nine month decrease was due to decreased occupancies at the commercial properties, offset by increases in occupancies for the apartments. Commercial property net rents decreased by $365,000 as occupancies fell to 71% in 2002 from 82% in 2001. Rents for the remainder of 2002 are expected to remain constant or decline as market forces continue to drive rents lower.

Property operations expense in the three and nine months ended September 30, 2002, was $1.6 million and $4.2 million, as compared to $2.0 million and $4.5 million in the corresponding periods in 2001. This decrease was due to decreased taxes on IORI's land and operations expenses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

remaining constant throughout the commercial and residential properties. Property operations expense for the remainder of 2002 is expected to remain constant.

Interest income in the three and nine months ended September 30, 2002, was $185,000 and $533,000, as compared to $8,000 and $142,000 in the corresponding periods in 2001. This increase was due to the funding of two loans in 2002. Interest income for the remainder of 2002 is expected to decrease due to the payment of two loans in 2002.

Equity in income of partnerships in the three and nine months ended September 30, 2002, was $60,000 and $91,000, as compared to losses of $30,000 and $27,000 in the corresponding periods in 2001. The increase was primarily due to a $950,000 lease buy out from a tenant of which $95,000 was IORI's equity portion at Eton Square Office Building.

Interest expense in the three and nine months ended September 30, 2002, was $1.1 million and $3.4 million, as compared to the $1.3 million and $3.9 million in the corresponding periods in 2001. Of these decreases $152,000 and $451,000 was due to the Traveler's land loan refinancing in 2001, and the remaining amount was due to lower interest rates. Interest expense for the remaining quarter of 2002 is expected to approximate the third quarter of 2002.

Advisory fee expense in the three and nine months ended September 30, 2002, was $197,000 and $544,000, as compared to $179,000 and $570,000 in the corresponding periods in 2001. The advisory fee is based on IORI's gross assets. Advisory fees for the remaining quarter of 2002 is expected to approximate the third quarter of 2002.

Net income fee was $411,000 in the nine months ended September 30, 2002. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

For the three and nine months ended September 30, 2002, IORI recorded an asset impairment of $336,000, representing the write down of the Westlake Village Office Building in Westlake, California to its estimated fair value. The property was sold in September 2002 for $3.8 million. IORI's basis in the Westlake Village Office Building was $3.7 million and estimated costs to sell the property were $85,000.

General and administrative expense was $291,000 and $928,000 for the three and nine months ended September 30, 2002, as compared to $377,000 and $849,000 in the corresponding periods in 2001. The three month decrease was primarily due to a decrease in consultant fees. The nine month increase was primarily due to an increase in insurance and investor relations offset by a decrease in consultants. General and administrative expense for the remaining quarter of 2002 is expected to approximate that of the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Related Party Transactions
--------------------------

Historically, IORI, ARI, BCM and TCI have each engaged in and may continue to engage in business transactions, including real estate partnerships with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI, ARI, BCM and TCI as could have been obtained from unrelated third parties.

Property Transactions
---------------------

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation from ARI, for $5.1 million. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income ("cap rate") of 7.0%. The business purpose of the transaction was for IORI to make an equity investment in Rosedale anticipating a profitable return.

In February 2002, IORI purchased a $2.0 million senior participation interest in a loan from TCI. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." Management determined that IORI could benefit from the favorable interest rate payments on the note.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
----------------------------------------------------------------------

At September 30, 2002, IORI's exposure to a change in interest rates on its debt is as follows:

                                                      Weighted        Effect of 1%
                                                      Average         Increase In
                                       Balance      Interest Rate      Base Rates
                                       -------      -------------     ------------
Wholly-owned debt:
  Variable rate .....................  $ 12,650         9.26%           $   127
                                       ========                         =======

  Total decrease in IORI's annual
  net income ........................                                   $   127
                                                                        =======

Per share ...........................                                   $   .09
                                                                        =======

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

(a) Within the 90 days prior to the date of this report, IORI carried out an evaluation, under the supervision and with the participation of IORI's management, including IORI's Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of IORI's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, IORI's Acting Principal Executive Officer and principal accounting officer concluded that IORI's disclosure controls and procedures are effective in timely alerting him to material information relating to IORI (including its consolidated subsidiaries) required to be included in IORI's periodic SEC filings.

(b) There have been no significant changes in IORI's internal controls or in other factors that could significantly affect IORI's internal controls subsequent to the date IORI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

On October 23, 2001, IORI, TCI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. for complete settlement of all disputes in the lawsuit. For further information refer to ITEM 1. "LEGAL PROCEEDINGS" included in IORI's second quarter Report on Form 10-Q for the six months ended June 30, 2002.

On November 7, 2002, ARI announced that it intends to commence, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share to be paid will be $17.50 for TCI shares and $19.00 for IORI shares. ARI expects to commence the tender offer on or before November 15, 2002. The tender offers are being made to cure a default under the settlement resulting from ARI's failure to timely complete the SEC review process of the registration statement for the proposed mergers with TCI and IORI. ARI will defer further action on the mergers, pending completion of the tender offers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)   Exhibits:


Exhibit
Number                          Description
------- ------------------------------------------------------------------------

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

                                          INCOME OPPORTUNITY REALTY INVESTORS,
                                          INC.



Date:   November 14, 2002                 By:     /s/ Ronald E. Kimbrough
     -----------------------                  ----------------------------------
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

                                 Certification

I, Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer) of Income Opportunity Realty Investors, Inc. ("IORI"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of IORI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining internal controls and procedures and have:

     a. designed such internal controls to insure that material information relating to IORI and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

     b. evaluated the effectiveness of IORI's internal controls as of a date within 90 days prior to the filing date of this quarterly report; and

     c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this quarterly report;

5. I have disclosed to IORI's auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect IORI's ability to record, process, summarize, and report financial data and have identified for IORI's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in IORI's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 14, 2002                          /s/ Ronald E. Kimbrough
     ------------------------                -----------------------------------
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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 2002

Exhibit                                                                    Page
 Number                     Description                                   Number
------- ----------------------------------------------------------------- ------
  99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.          25