Form 10-K
period 2002-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2003-03-31
CIK 949961

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

                     For The Year Ended December 31, 2002

                        Commission File Number 1-14784

                               -----------------

                   Income Opportunity Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                      Nevada                   75-2615944
                  (State or Other           (I.R.S. Employer
                  Jurisdiction of          Identification No.)
                 Incorporation or
                   Organization)

               1800 Valley View Lane
             Suite 300, Dallas, Texas             75234
               (Address of Principal           (Zip Code)
                 Executive Office)

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

                                     NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

   The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was $10,376,640 based upon a total of 576,480 shares held as of June 28, 2002 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing would yield a different value. As of March 19, 2003, there were 1,438,945 shares of common stock outstanding.

                     Documents Incorporated by Reference:

                                     NONE

================================================================================

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                                                                                              Page
                                                                                              ----
                                           PART I

Item 1. Business.............................................................................   3
Item 2. Properties...........................................................................   5
Item 3. Legal Proceedings....................................................................  10
Item 4. Submission of Matters to a Vote of Security Holders..................................  11

                                           PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters............  11
Item 6. Selected Financial Data..............................................................  12
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations  12
Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk......................  18
Item 8. Financial Statements and Supplementary Data..........................................  19
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  44

                                          PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant.........................  44
Item 11. Executive Compensation..............................................................  49
Item 12. Security Ownership of Certain Beneficial Owners and Management......................  51
Item 13. Certain Relationships and Related Transactions......................................  52

                                           PART IV

Item 14. Controls and Procedures.............................................................  53
Item 15. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K......  53
Signature Page...............................................................................  55

                                    PART I

ITEM 1.  BUSINESS

   Income Opportunity Realty Investors, Inc. ("IORI"), a Nevada corporation, is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 15, 1985. Prior to January 1, 2003, IORI elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Due to the completion of the tender offer by American Realty Investors, Inc. ("ARI"), an affiliate, on March 19, 2003, as discussed below, and the resulting concentration of ownership, IORI no longer met the requirement as of January 1, 2003 for tax treatment as a REIT. IORI cannot re-qualify for REIT tax status for at least five years.

   At December 31, 2002, IORI's real estate consisted of 14 properties held for investment. In addition, IORI owns interest in one partnership, which owns a property and a partnership which holds a wraparound mortgage note receivable. IORI's real estate portfolio is more fully discussed in ITEM 2. "PROPERTIES."

Proposed Acquisition by American Realty Investors, Inc.

   On October 23, 2001, IORI, Transcontinental Realty Investors, Inc. ("TCI") and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. v. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit (the "Olive Litigation"). In February 2002, the court granted final approval of the proposed settlement (the "Olive Settlement"). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of IORI and TCI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offer for the IORI and TCI shares. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. Pursuant to the tender offers, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offers fulfills the obligations under the Olive Settlement and the Olive Litigation has been dismissed with prejudice. IORI has the same board as TCI and the same advisor as TCI and ARI. Two of the directors of IORI and TCI also serve as directors of ARI.

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

   IORI's business is not seasonal. Management has determined to continue to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management's plan of operation is to acquire higher class apartment and commercial properties in keeping with the current class of properties in IORI's real estate portfolio. In 2003, management intends to focus on income producing property acquisitions to maintain a balance between income producing and non-income producing properties. Management does not expect that IORI will seek to fund or acquire additional mortgage loans. IORI may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of IORI's properties.

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

   BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of the trust, is indirectly involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for IORI. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

   BCM has been providing advisory services to IORI since March 28, 1989. BCM also serves as advisor to TCI and Directors of IORI are also directors of TCI. BCM also serves as Advisor to ARI. The officers of IORI also serve as officers of ARI, TCI and BCM. As of March 19, 2003, and including shares tendered, ARI and TCI owned approximately 46.5% and 24.0%, respectively, of IORI's outstanding shares of Common Stock and BCM owned approximately 7.4% of IORI's outstanding shares of Common Stock.

   Since February 1, 1990, affiliates of BCM have provided property management services to IORI. Currently Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to IORI. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland"), a related party. Triad subcontracted the property-level management and leasing of IORI's five office buildings and the commercial property owned by a real estate partnership in which IORI and TCI are partners to Regis Realty, Inc. ("Regis"), a related party, which is a company also owned by Highland, until December 2002. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad, until December 2002. Regis also was entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Realty I, LLC ("Regis I") has provided these services. Regis I is owned by Highland. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

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

   IORI's real estate portfolio at December 31, 2002, is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" provide certain summary information concerning IORI's real estate portfolio.

   IORI's real estate portfolio consists of 14 owned properties and an investment in a partnership which owns commercial property. Of the 14 properties, seven apartments were sold to partnerships controlled by Metra Capital, LLC ("Metra"). See NOTE 5. "NOTES AND INTEREST PAYABLE." Since that transaction was accounted for as a finance transaction, IORI continues to account for those properties as owned properties. IORI is a partner in a partnership in which it is a 40% general partner that holds a wraparound mortgage note. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning IORI's real estate and further summary information with respect to its owned properties and its partnership investments.

   IORI's real estate is geographically diverse. At December 31, 2002, IORI held equity investments in apartments and office buildings in the Pacific, Southwest and Southeast regions of the continental United States, as shown more specifically in the table under "Real Estate," below. However, the majority of IORI's properties are located in Texas.

   At December 31, 2002, one of IORI's properties, the Travelers land parcel, exceeded 10% of IORI's total assets. At December 31, 2002, 83% of IORI's assets consisted of owned properties and less than 1% consisted of investments in partnerships. The remaining 17% of IORI's assets were cash, cash equivalents and other assets. The percentage of IORI's assets invested in any one category is subject to change and no assurance can be given that the composition of IORI's assets in the future will approximate the percentages listed above. See
ITEM 1. "BUSINESS--Business Plan."

   To qualify for federal taxation as a REIT under the Code, IORI is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.

Geographic Regions

   IORI has divided the continental United States into the following geographic regions.

                                     [MAP]

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

Pacific region comprised of the states of California, Oregon and Washington. IORI has 2 commercial properties in this region.


   Excluded from above are two parcels of unimproved land in the Southwest Region, as described below.

Real Estate

   At December 31, 2002, 84% of IORI's assets were invested in real estate, on a leveraged basis, in the Pacific, Southeast and Southwest regions of the continental United States. IORI's real estate portfolio consists of 14 owned properties and an investment in a partnership which owns a commercial property.

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

   The following table sets forth the percentages, by property type and geographic region, (other than two parcels of unimproved land, as described below) of IORI's owned real estate at December 31, 2002.

                                             Commercial
                        Region    Apartments Properties
                        ------    ---------- ----------
                        Pacific..    -- %        51%
                        Southwest    100         28
                        Southeast     --         21
                                     ---        ---
                                     100%       100%
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

   A summary of the activity in IORI's owned real estate portfolio during 2002 is as follows:

                   Owned properties at January 1, 2002.. 16
                   Properties purchased................. --
                   Properties sold...................... (2)
                                                         --
                   Owned properties at December 31, 2002 14
                                                         ==

   Properties Held for Investment. Set forth below are IORI's owned properties at December 31, 2002, all of which were held for investment and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 2002, 2001 and 2000:

                                                               Rent Per Square Foot  Occupancy %
                                                               -------------------- --------------
Property              Location      Units/Square Footage Acres  2002   2001   2000  2002 2001 2000
--------         ------------------ -------------------------- ------ ------ ------ ---- ---- ----
Apartments
Brighton Court.. Midland, TX          60 Units/90,672 Sq.Ft.   $  .55 $  .54 $  .53  99   93   93
Del Mar......... Midland, TX         92 Units/105,348 Sq.Ft.      .53    .50    .50  95   98   98
Enclave......... Midland, TX          68 Units/89,734 Sq.Ft.      .59    .57    .56  97   93   93
Meridian........ Midland, TX         280 Units264,000 Sq.Ft.      .46    .45    .41  91   95   95
Signature Place. Midland, TX          57 Units/72,480 Sq.Ft.      .59    .57    .56  93   86   86
Sinclair Place.. Midland, TX         114 Units/91,529 Sq.Ft.      .54    .50    .49  92   96   96
Treehouse....... San Antonio, TX     106 Units/88,957 Sq.Ft.      .88    .84    .83  89   95   95

Office Buildings
2010 Valley View Farmers Branch, TX           39,568 Sq. Ft.    18.56  17.98  17.40  92   87   86
5600 Mowry...... Newark, CA                   56,120 Sq. Ft.    29.49  26.70  24.64  43   72  100
Akard Plaza..... Dallas, TX                   42,895 Sq. Ft.    18.23  16.95  15.46  70   90   91
Chuck Yeager.... Chantilly, VA                60,060 Sq. Ft.    13.71  13.02  11.21 100  100   41
La Mesa Village. La Mesa, CA                  92,611 Sq. Ft.    19.98  19.45  16.87  73   68   77

Land
Frankel......... Midland County, TX               1.01 Acres
Travelers....... Farmers Branch, TX                204 Acres

   Partnership Properties. Set forth below is the commercial property owned by each of the two partnerships in which IORI is an equity investor and the average annual rental rate and occupancy thereof at December 31, 2002, 2001 and 2000:

                                             Rent per Square Foot  Occupancy %
                                             -------------------- --------------
   Property        Location  Square Footage  2002   2001   2000   2002 2001 2000
   --------        --------- --------------- -----  -----  -----  ---- ---- ----
   Office Building
   Eton Square.... Tulsa, OK 222,654 Sq. Ft. 11.35  11.27  10.52   42   85   59

   IORI owned a 36.3% general partner interest and TCI owned a 63.7% limited partner interest in Tri-City Limited Partnership ("Tri-City") which in turn owned Chelsea Square Shopping Center. In February 2000, Tri-City obtained mortgage financing of $2.1 million secured by the previously unencumbered shopping center. Tri-City received net cash of $2.0 million after the funding of required escrows and the payment of various closing costs. The mortgage bore interest at a fixed rate of 10.24% per annum until February 2001 and a variable rate thereafter, required monthly payments of principal and interest of $20,601 and matured in February 2005. IORI received a distribution of $739,000 of the net financing proceeds. In November 2002, Tri-City sold the Chelsea Square Shopping Center. Tri-City received net cash of $1.9 million after the payment of debt and closing costs. IORI received a distribution of $704,000 of the sale proceeds. Tri-City recognized a gain of $1.1 million of which $383,000 was IORI's equity share.

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

   The following discussion briefly describes the junior mortgage loans that IORI originated as well as events that affected previously funded junior mortgage loans during 2002.

   In September 2000, IORI funded a $1.5 million loan, secured by a second lien on 165 acres of unimproved land in The Colony, Texas. In May 2001, IORI received $1.0 million as a partial principal paydown. The loan bore interest at 18.0% per annum, required monthly payments of interest only and matured in January 2002. In January 2002, the loan was extended to April 2002. In April 2002, the loan was paid off, including accrued but unpaid interest.

   In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of American Realty Investors, Inc. ("ARI"), a related party, for $5.1 million cash. Rosedale owned the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI shall pay IORI any shortfall. Management classified this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property's fair value after costs to sell, even though ARI guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million of the proceeds after the payment of the first lien debt and various closing costs and IORI recognized an additional loss of $801,000 on its note. The $3.5 million received by ARI is included within other assets in the accompanying Consolidated Balance Sheet.

   In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with Transcontinental Realty Investors, Inc. ("TCI"), a related party. The loan was secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, with IORI receiving $8,500 as an extension fee. Of the $2.0 million in principal payments, $1.5 million was received by TCI and $500,000 was received by Basic Capital Management, Inc. ("BCM"), an affiliate and the advisor to IORI. These amounts are included within receivable from affiliates in the accompanying Consolidated Balance Sheet.

   Partnership mortgage loans. IORI owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates ("NIA"), which holds a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

   In February 1990, IORI, together with National Income Realty Trust, Continental Mortgage and Equity Trust ("CMET") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. (the "Olive Litigation"), relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

   On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "First Amendment"). The First Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the First Amendment on July 3, 1997.

   The First Amendment provided that IORI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with IORI, CMET and TCI, including, but not limited to, the fairness to IORI, CMET and TCI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

   In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the First Amendment. In January 2000, the Board engaged another management/compensation consultant to perform the required evaluation again. This evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the First Amendment has been fully remedied by the Board's engagement of the second consultant. Although several status conferences on this matter have been held, there has been no court order resolving whether there was any breach of the First Amendment.

   In October 2000, plaintiffs' counsel asserted that the stock option agreement to purchase TCI shares, which was entered into by IORI and ARI, an affiliate of IORI, in October 2000 with an investment fund, breached a provision of the Modification. As a result of this assertion, IORI assigned all of its rights to purchase the TCI shares under this stock option agreement to ARI.

   The Board believes that the provisions of the Settlement, Modification and the First Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling was appealed to the United States Court of Appeals for the Ninth Circuit by IORI and TCI.

   On October 23, 2001, TCI, IORI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. For further information, refer to ITEM 1. "LEGAL PROCEEDINGS" included in TCI's Second Quarter Report on Form 10-Q for the six months ended June 30, 2002.

   On November 15, 2002, ARI commenced the tender offer for the IORI and TCI shares. The tender offer was completed on March 19, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS

   IORI's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "IOT". The foll owing table sets forth the high and low prices for IORI's Common Stock as reported on the AMEX.

             QUARTER ENDED                            HIGH   LOW
             -------------                           ------ ------
             March 31, 2003 (through March 19, 2003) $18.75 $17.00

             March 31, 2002.........................  18.30  17.20
             June 30, 2002..........................  18.40  17.95
             September 30, 2002.....................  18.05  12.00
             December 31, 2002......................  20.25  12.90

             March 31, 2001.........................   9.15   7.63
             June 30, 2001..........................   8.20   6.94
             September 30, 2001.....................  13.50   9.10
             December 31, 2001......................  23.50  12.75

   As of March 19, 2003, the closing price of IORI's Common Stock on the AMEX was $18.75 per share.

   As of March 19, 2003, IORI's Common Stock was held by 920 holders of record.

   IORI paid no dividends in 2002 or 2001 and management does not intend to pay dividends in 2003. See ITEM 7. "MANAGEMENT DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

   On December 5, 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 200,000 shares of IORI's Common Stock. In June 2000, the Board increased this authorization to 300,000 shares. Through December 31, 2002, a total of 218,804 shares had been repurchased at a cost of $1.9 million. In September 2001, the Board approved separately a private block purchase of 75,100 shares of IORI Common Stock for a total cost of $1.3 million.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    For the Years Ended December 31,
                                       ---------------------------------------------------------
                                          2002        2001        2000        1999       1998
                                       ----------  ----------  ----------  ---------- ----------
                                                (dollars in thousands, except per share)

EARNINGS DATA
Rents................................. $    9,884  $   10,179  $    8,085  $   15,968 $   14,326
Property expense......................      5,647       5,416       4,364       6,768      6,462
                                       ----------  ----------  ----------  ---------- ----------
 Operating income.....................      4,237       4,763       3,721       9,200      7,864

Interest income.......................        270         194         319          29        172
Gain on sale of real estate...........         --          --      20,878       1,525        180
Income (loss) from equity partnerships        862          (9)        (61)        148        113

Other expense.........................      9,966       8,638       7,768       9,580      9,008
                                       ----------  ----------  ----------  ---------- ----------

Net income (loss) from continuing
  operations..........................     (4,597)     (3,690)     17,089       1,322       (679)
                                       ----------  ----------  ----------  ---------- ----------

Discontinued operations...............      6,682         228        (295)         --         --
                                       ----------  ----------  ----------  ---------- ----------

Net income (loss)..................... $    2,085  $   (3,462) $   16,794  $    1,322 $     (679)
                                       ==========  ==========  ==========  ========== ==========

PER SHARE DATA
Net income (loss)..................... $     1.45  $    (2.32) $    11.03  $      .87 $     (.44)
                                       ==========  ==========  ==========  ========== ==========
Dividends per share................... $       --  $       --  $      .45  $      .60 $      .60

Weighted average common shares
  outstanding.........................  1,438,945   1,493,675   1,522,510   1,527,386  1,521,832

                                                              December 31,
                                       ---------------------------------------------------------
                                          2002        2001        2000        1999       1998
                                       ----------  ----------  ----------  ---------- ----------
                                                (dollars in thousands, except per share)

BALANCE SHEET DATA
Real estate held for investment, net.. $   74,750  $   87,315  $   86,277  $   86,542 $   83,691
Notes and interest receivable, net....         --         505       1,500          --         --
Total assets..........................     90,185      91,833      96,519      91,185     88,695
Notes and interest payable............     51,432      54,426      54,206      62,852     60,786
Stockholders' equity..................     37,307      35,222      39,998      23,991     23,560
Book value per share.................. $    25.93  $    24.48  $    26.42  $    15.69 $    15.44

   IORI purchased nine properties for a total of $46.5 million in 2000, and one property for $5.4 million in 1999. IORI sold two properties for a total of $19.2 million in 2002, seven properties for a total of $66.6 million in 2000, and one property for $3.2 million in 1999. See ITEM 2. "PROPERTIES--Real Estate" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

   If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. IORI's estimates of cash flow and fair values of the properties are based on current market conditions and considers matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. IORI's estimates are subject to revision as market conditions and IORI's assessments of them change.

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

Obligations and Commitments

   IORI has contractual obligations and commitments primarily with regards to the payment of mortgages.

   The following table aggregates IORI's expected contractual obligations and commitments subsequent to December 31, 2002. (Dollars in thousands.)

                                             PAYMENTS DUE BY PERIOD
                             ------------------------------------------------------
                                                 (in thousands)
                              2003    2004   2005   2006   2007  Thereafter  Total
                             ------- ------ ------ ------ ------ ---------- -------
Variable interest rate notes
 Instrument's maturities.... $11,897 $4,338 $   -- $   -- $   --  $    --   $16,235
 Instrument's amortization..     361     25     27     30     34    1,656     2,133
   Interest.................     922    198    180    177    174    1,890     3,541

Fixed interest rate notes
 Instrument's maturities....      --     --     --  3,878  4,998   19,772    28,648
 Instrument's amortization..     384    417    454    470    372    1,950     4,047
   Interest.................   2,496  2,463  2,427  2,297  1,759    5,855    17,297

Principal payments..........  12,642  4,780    481  4,378  5,404   23,378    51,063

Liquidity and Capital Resources

   Cash and cash equivalents totaled $10,000, $66,000 and $2.1 million at December 31, 2002, 2001 and 2000. IORI's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings and partnership distributions. Although management anticipates that IORI will generate excess cash from operations in 2003 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

   Net cash used in operating activities was $2.5 million in 2002, $2.0 million in 2001, and $1.9 million in 2000. The primary factors affecting cash flow from operating activities are discussed in the following paragraphs.

   Cash flow from property operations (rents collected less payments for property operating expenses) was $3.4 million in 2002, $6.0 million in 2001, and $6.6 million in 2000. In 2002, a decrease of $1.7 million was due to the sale of two office buildings in 2002 and $900,000 was due to decreased occupancies at IORI's commercial properties. Of the decrease in 2001 from 2000, $2.0 million was due to the sale of three apartments and two office buildings in 2000. The decrease was offset in part by an increase of $721,000 from the purchase of five apartments in 2000 and an increase of $700,000 due to increased rental rates and occupancies at IORI's apartment and commercial properties.

   Interest collected was $291,000 in 2002, $148,000 in 2001, and $310,000 in
2000. The increase in 2002 was due to the funding of two notes. The decrease in 2001 from 2000 was due to a decrease in short-term investment income and the partial paydown of one mortgage note receivable in 2001.

   Interest paid on notes payable was $4.3 million in 2002, $5.5 million in 2001, and $5.0 million in 2000. Of the decrease in 2002 from 2001, $600,000 was due to the sale of two commercial properties, $600,000 was due to the refinancing of Travelers land, $200,000 was due to decreased variable rates and principal reductions and a $200,000 increase was due to the refinancing of apartments. Of the increase in 2001 from 2000, $427,000 was due to the purchase of five apartments in 2000 and $1.6 million was due to the purchase of one parcel of unimproved land in 2000. The increase also was due to a $188,000 increase from a loan refinancing for a commercial property in 2001. This increase was offset by a decrease of $883,000 from the sale of three apartments in 2000, $496,000 from the sale of two commercial properties in 2000, and $135,000 from the sale of two unimproved land parcels in 2000. A decrease of $200,000 was due to variable interest rates decreasing during 2001 for several of IORI's variable rate notes.

   Advisory and net income fee paid to affiliate was $868,000 in 2002, $1.1 million in 2001, and $2.6 million in 2000. The decrease in 2002 from 2001, was due to a decrease in gross assets. Of the decrease in 2001 from 2000, $1.4 million was due to a decrease in the net income fee paid which is due to a decrease in IORI's net income, the basis for such fee. The remaining decrease was due to a decrease in gross assets. See NOTE 8. "ADVISORY AGREEMENT."

   General and administrative expenses paid was $1.0 million in 2002, $1.6 million in 2001, and $1.2 million in 2000. The decrease in 2002 from 2001, was due to decreases in franchise taxes paid. The increase in 2001 from 2000, was due to increases in taxes accrued in 2000 and paid in 2001.

   IORI made improvements to its properties totaling $365,000 in 2002, $3.5 million in 2001, and $1.9 million in 2000. The variance was primarily due to improvements made to IORI's unimproved land.

   IORI received cash of $500,000 in 2002 and $1.0 million from mortgage receivable principal payments in 2001, and net cash of $22.9 million in 2002 and $14.1 million from refinancings in 2001. In 2002, $26.3 million was expended in principal payments on mortgage debt, $14.8 million was expended in 2001, and $18.2 million was expended in 2000.

   Scheduled principal payments on notes payable of $12.6 million are due in 2003. For those mortgages that come due in 2003, it is management's intent to either seek an extension of the due dates by one or more years, or refinance the debt on a long-term basis, or pay off the debt at maturity, or selectively sell income producing real estate. Management believes it will continue to be successful in obtaining loan extensions and/or refinancings.

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

   IORI owned a 36.3% general partner interest in the Tri-City partnership. IORI received a distribution of $25,000 in 2002, $18,000 in 2001, and $25,000 in 2000 from Tri-City's operating cash flow. In 2002, IORI received $752,000 as a distribution from the sales proceeds. IORI owns a 40% general partner interest in the NIA partnership. In 2002 and 2001, IORI received no distributions from NIA and made a $24,000 contribution in 2001 to the partnership. IORI owns a 10% limited partnership interest in the TCI Eton Square partnership. IORI received no distributions and made no contributions to the partnership in 2002 or 2001. See NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

   IORI paid no dividends in 2002 and 2001. In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of IORI's Common Stock. The non-payment decision was based on the Board determining that IORI needed to retain cash for acquisitions that were anticipated in 2001 and that IORI had no REIT taxable income that required a distribution. Management does not plan to pay quarterly dividends for 2003.

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

Results of Operations

   IORI reported net income of $2.1 million in 2002, a net loss of $3.5 million in 2001 and net income of $16.8 million in 2000. Fluctuations in these and the other components of revenue and expense are discussed in the following paragraphs.

   Rents were $9.9 million in 2002, $10.2 million in 2001 and $8.1 million in 2000. The decrease in 2002 from 2001 was due to decreased occupancies at IORI's commercial properties. Of the increase in 2001 from 2000, $1.4 million was due to the purchase of five apartment properties in 2000 and $500,000 and $169,000 was due to increased rental rates at IORI's commercial and apartment properties, respectively. Rents in 2003 are expected to decrease as IORI selectively sells properties.

   Property operations expense was $5.6 million in 2002, $5.4 million in 2001, and $4.4 million in 2000. Of the increase in 2002 from 2001, $100,000 was due to an increase in property taxes for IORI's land and $100,000 was due to increased utility and insurance expenses. Of the increase in 2001 from 2000, $598,000 was due to the purchase of five apartments in 2000, $235,000 was due to the increased utility, cleaning, repairs and insurance expense at IORI's commercial properties and $250,000 was due to an increase in property taxes for IORI's land. Property operations expense is expected to decrease in 2003 as IORI selectively sells properties.

   Interest income was $270,000 in 2002, $194,000 in 2001, and $319,000 in
2000. This increase was due to an increase in short term notes receivable which were paid off by the end of 2002. The decrease in 2001 from 2000, was due to a decrease in short-term investments, and from a $1.0 million principal paydown received in May 2001 on IORI's only note receivable. Interest income is expected to decrease as all of IORI's notes have been paid off.

   Interest expense was $4.7 million in 2002, $5.2 million in 2001, and $2.7 million in 2000. Of the decrease in 2002 from 2001, $569,000 was due to the refinancing of Travelers land, and $219,000 was due to lower variable interest rate and principal paydowns. This decrease was offset by an increase of $300,000 due to the refinancing of the apartments. Of the increase in 2001 from 2000, $345,000 and $2.0 million was due to the purchase of five apartments and one unimproved land parcel in 2000, respectively, and $174,000 was due to one loan refinanced in 2001. The remaining decrease of $156,000 was due to lower variable interest rates at IORI's apartment and commercial properties. Interest expense in 2003 is expected to remain constant or decrease as IORI selectively sells properties.

   Depreciation expense was $1.8 million in 2002, $1.9 million in 2001, and $1.5 million in 2000. The decrease was due to fully depreciated tenant improvements. Of the increase in 2001 from 2000, $138,000 was from the purchase of five properties in 2000 and an increase of $200,000 was from tenant improvements. Depreciation expense in 2003 is expected to approximate 2002.

   Advisory fee to affiliate was $714,000 in 2002, $817,000 in 2001, and $664,000 in 2000. The change was due to changes in gross assets, the basis of the fee. The advisory fee in 2003 is expected to decrease due to property sales in 2002. See NOTE 8. "ADVISORY AGREEMENT."

   IORI paid a net income fee of $169,000 in 2002. IORI paid no net income fee in 2001 compared to $1.4 million in 2000. The net income fee is based on 7.5% of IORI's net income.

   General and administrative expense was $1.0 million in 2002, $739,000 in 2001, and $1.5 million in 2000. The increase in 2002 from 2001, was primarily due to an increase in Director's and Officer's insurance. The decrease in 2001 from 2000, was primarily due to a decrease in franchise taxes.

   Equity gains of partnerships was $862,000 in 2002 and equity losses were $9,000 in 2001, and $61,000 in 2000. The increase in 2002 was due to dissolving of the Tri-City partnership. The decrease in 2001 was primarily due to a decrease in operating expenses at Eton Square Office Building.

   IORI realized gains on the sale of real estate of $7.1 million in 2002 and $20.9 million in 2000. In 2002, gains on sale of real estate represented the gain on the sale of Daley Corporate Center.

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

   IORI realized net income (loss) on discontinued operations of $6.7 million, $228,000 and $(295,000) in 2002, 2001 and 2000. The income (loss) relates to two properties that IORI sold during 2002. The following table summarizes revenue and expense information for the properties sold.

                                                            2002    2001   2000
                                                           ------  ------ ------
Revenue
Rental.................................................... $  515  $2,822 $5,646
Property operations.......................................    683   1,175  2,605
                                                           ------  ------ ------
                                                             (168)  1,647  3,041
Expenses
 Interest.................................................    193     877  2,396
 Depreciation.............................................    109     542    940
                                                           ------  ------ ------
                                                              302   1,419  3,336

Net loss from discontinued operations.....................   (470)    228   (295)

 Gain on sale of real estate..............................  6,769      --     --
 Equity in gain on sale of real estate by equity investees    383      --     --
                                                           ------  ------ ------

Net income (loss) from discontinued operations............ $6,682  $  228 $ (295)
                                                           ======  ====== ======

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

Taxes

   For the years 2002, 2001 and 2000, IORI elected and in the opinion of management qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To continue to qualify for federal taxation as a REIT, IORI is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. As a REIT, IORI is also required to distribute at least 90% (95% in 2000) of its REIT taxable income plus 90% (95% in 2000) of its net income from foreclosure property on an annual basis to stockholders.

   Due to the completion of the tender offer by ARI on March 19, 2003, and the resulting concentration of ownership, IORI no longer met the requirement for tax treatment as a REIT as of January 1, 2003. IORI cannot re-qualify for tax treatment as a REIT for at least five years.

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

   IORI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IORI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. IORI's interest rate sensitivity position is managed by IORI's finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. IORI's earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IORI's market risk is exposure to short-term interest rates from variable rate borrowings. The impact on IORI's financial statements of refinancing fixed debt that matured during 2002 was not material. As permitted, management intends to convert a significant portion of variable rates borrowings to fixed rates in 2003. If market interest rates for variable rate debt average 100 basis points more in 2003 than they did during 2002, IORI's interest expense would increase and income would decrease by $417,000. This amount is determined by considering the impact of hypothetical interest rates on IORI's borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IORI's financial structure.

   The following table contains only those exposures that existed at December 31, 2002. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI's ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. (Dollars in thousands.)

Liabilities

Notes payable
Variable interest rate-fair value................................................. $18,901

                                 2003    2004    2005    2006    2007   Thereafter  Total
                               -------  ------  ------  ------  ------  ---------- -------
Instrument's maturities....... $11,897  $4,338  $   --  $   --  $   --        --   $16,235
Instrument's amortization.....     361      25      27      30      34     1,656     2,133
 Interest.....................     922     198     180     177     174     1,890     3,541
 Average rate.................     9.1%    9.9%   10.4%   10.4%   10.4%     10.4%

Fixed interest rate-fair value                                                     $31,501

                                 2003    2004    2005    2006    2007   Thereafter  Total
                               -------  ------  ------  ------  ------  ---------- -------
Instrument's maturities....... $    --  $   --  $   --  $3,878  $4,998   $19,772   $28,648
Instrument's amortization.....     384     418     453     470     372     1,950     4,047
 Interest.....................   2,496   2,463   2,427   2,297   1,759     5,855    17,297
 Average rate.................     8.2%    8.2%    8.2%    8.1%    7.8%      7.6%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Financial Statements

Report of Independent Certified Public Accountants...........................................  20

Consolidated Balance Sheets--December 31, 2002 and 2001......................................  21

Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000..........  22

Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2002, 2001 and 2000  23

Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000..........  24

Notes to Consolidated Financial Statements...................................................  26

Financial Statement Schedules

Schedule III--Real Estate and Accumulated Depreciation.......................................  41

Schedule IV--Mortgage Loans on Real Estate...................................................  43

   All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Income Opportunity Realty Investors, Inc.

   We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

   As described in Note 17, Income Opportunity Realty Investors, Inc.'s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate, to meet its liquidity needs.

   As discussed in Note 1, IORI adopted the provisions of SFAS 144, Accounting for Impairment of Long Lived Assets, in 2001.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of
December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

   Also, in our opinion, the schedules referred to above presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Dallas, Texas
March 21, 2003

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                                   ---------------------
                                                                                     2002        2001
                                                                                    --------   --------
                                                                                   (dollars in thousands,
                                                                                    except per share)
                                      Assets
Real estate held for investment................................................... $ 82,252    $ 95,190
Less--accumulated depreciation....................................................   (7,502)     (7,875)
                                                                                    --------   --------
                                                                                     74,750      87,315

Notes and interest receivable.....................................................       --         505
Investment in real estate partnerships............................................      609         142
Cash and cash equivalents.........................................................       10          66
Receivables from affiliates.......................................................   10,497          --
Other assets......................................................................    4,319       3,805
                                                                                    --------   --------
                                                                                   $ 90,185    $ 91,833
                                                                                    ========   ========
                       Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable........................................................ $ 51,432    $ 54,426
Other liabilities (including $33 in 2002 and $593 in 2001 due to affiliates)......    1,446       2,185
                                                                                    --------   --------
                                                                                     52,878      56,611

Commitments and contingencies
Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding
  1,438,945 shares in 2002 and 2001...............................................       14          14
Paid-in capital...................................................................   62,774      63,459
Accumulated deficit...............................................................  (25,481)    (28,251)
                                                                                    --------   --------
                                                                                     37,307      35,222
                                                                                    --------   --------
                                                                                   $ 90,185    $ 91,833
                                                                                    ========   ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Years Ended December 31,
                                                                   ---------------------------------------
                                                                      2002          2001          2000
                                                                    ----------    ----------   ----------
                                                                   (dollars in thousands, except per share)
Property revenue
 Rents............................................................ $    9,884    $   10,179    $    8,085
Property expense
 Property operations..............................................      5,647         5,416         4,364
                                                                    ----------    ----------   ----------
Operating income..................................................      4,237         4,763         3,721

Other income
 Gain on sale of real estate......................................         --            --        20,878
 Interest.........................................................        270           194           319
 Equity in income (loss) of equity partnerships...................        862            (9)          (61)
                                                                    ----------    ----------   ----------
                                                                        1,132           185        21,136
Other expense
 Interest.........................................................      4,721         5,197         2,683
 Depreciation.....................................................      1,757         1,885         1,510
 Advisory fee to affiliate........................................        714           817           664
 Net income fee to affiliate......................................        169            --         1,362
 Provision for loss on receivable from related party..............      1,568            --            --
 General and administrative.......................................      1,037           739         1,549
                                                                    ----------    ----------   ----------
                                                                        9,966         8,638         7,768

Net income (loss) from continuing operations......................     (4,597)       (3,690)       17,089
                                                                    ----------    ----------   ----------

Discontinued operations:
 Income (loss) from operations....................................       (470)          228          (295)
 Gain on sale of real estate by equity investees..................        383            --            --
 Gain on sale of operations.......................................      6,769            --            --
                                                                    ----------    ----------   ----------
Net income (loss) from discontinued operations....................      6,682           228          (295)
                                                                    ----------    ----------   ----------
Net income (loss)................................................. $    2,085    $   (3,462)   $   16,794
                                                                    ==========    ==========   ==========

Earnings per share
 Net income (loss) from continuing operations..................... $    (3.19)   $    (2.47)   $    11.22
 Discontinued operations..........................................       4.64           .15          (.19)
                                                                    ----------    ----------   ----------
 Net income (loss)................................................ $     1.45    $    (2.32)   $    11.03
                                                                    ==========    ==========   ==========
Weighted average shares of Common Stock used in computing earnings
  per share.......................................................  1,438,945     1,493,675     1,522,510
                                                                    ==========    ==========   ==========



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock
                                    ----------------  Paid-in  Accumulated Stockholders'
                                      Shares   Amount Capital    Deficit      Equity
                                    ---------  ------ -------  ----------- -------------
                                           (dollars in thousands, except shares)

Balance, January 1, 2000........... 1,528,908   $15   $64,874   $(40,898)     $23,991
Sale of Common Stock under dividend
 reinvestment plan.................     5,037    --        32         --           32
Repurchase of Common Stock.........   (19,900)   --      (134)        --         (134)
Dividends ($.45 per share).........        --    --      (685)        --         (685)
Net income.........................        --    --        --     16,794       16,794
                                    ---------   ---   -------   --------      -------

Balance, December 31, 2000......... 1,514,045    15    64,087    (24,104)      39,998
Repurchase of Common Stock.........   (75,100)   (1)   (1,313)        --       (1,314)
Net (loss).........................        --    --        --     (3,462)      (3,462)
                                    ---------   ---   -------   --------      -------

Balance, December 31, 2001......... 1,438,945    14    62,774    (27,566)      35,222
Net income.........................        --    --        --      2,085        2,085
                                    ---------   ---   -------   --------      -------

Balance, December 31, 2002......... 1,438,945   $14   $62,774   $(25,481)     $37,307
                                    =========   ===   =======   ========      =======





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended December 31,
                                                                        -------------------------------
                                                                          2002       2001       2000
                                                                        --------   --------   --------
                                                                           (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected....................................................... $ 10,554   $ 12,966   $ 13,638
 Payments for property operations......................................   (7,131)    (6,981)    (7,068)
 Interest collected....................................................      291        148        310
 Interest paid.........................................................   (4,339)    (5,528)    (5,036)
 Advisory and net income fee paid to affiliate.........................     (868)    (1,054)    (2,576)
 General and administrative expenses paid..............................   (1,029)    (1,618)    (1,185)
 Distributions from equity partnerships' operating cash flow...........       25         18         25
 Other.................................................................       --         20         --
                                                                        --------   --------   --------
     Net cash used in operating activities.............................   (2,497)    (2,029)    (1,892)

Cash Flows from Investing Activities
 Funding of equity partnerships........................................       --        (28)       (58)
 Real estate improvements..............................................     (365)    (3,466)    (1,947)
 Acquisition of real estate............................................       --         --    (37,334)
 Deposits on pending purchases and financings..........................       --        (25)        --
 Proceeds from sale of real estate.....................................   19,230         --     43,393
 Distributions from equity partnership's investing cash flow...........      752         --         --
 Funding of note receivable (including $5,109 in 2002 to related party)   (7,109)        --     (1,500)
 Collection of note receivable.........................................      500      1,000         --
 Payments from (to) advisor and affiliates.............................   (6,244)     4,635     (4,143)
                                                                        --------   --------   --------
     Net cash provided by (used in) investing activities...............    6,764      2,116     (1,589)

Cash Flows from Financing Activities
 Proceeds from notes payable...........................................   23,152     14,900     22,875
 Payments on notes payable.............................................  (26,308)   (14,783)   (18,153)
 Deferred financing costs..............................................   (1,167)      (911)       172
 Distributions from equity partnership's financing cash flow...........       --         --        739
 Sale of Common Stock under dividend reinvestment plan.................       --         --         32
 Dividends to stockholders.............................................       --         --       (685)
 Repurchase of Common Stock............................................       --     (1,314)      (134)
                                                                        --------   --------   --------
     Net cash provided by (used in) financing activities...............   (4,323)    (2,108)     4,846
                                                                        --------   --------   --------
Net increase (decrease) in cash and cash equivalents...................      (56)    (2,021)     1,365
Cash and cash equivalents, beginning of year...........................       66      2,087        722
                                                                        --------   --------   --------
Cash and cash equivalents, end of year................................. $     10   $     66   $  2,087
                                                                        ========   ========   ========



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                                                             For the Years Ended December 31,
                                                                             -------------------------------
                                                                               2002       2001       2000
                                                                              -------    -------   --------
Reconciliation of net income (loss) to net cash used in operating activities
   Net income (loss)........................................................ $ 2,085    $(3,462)   $ 16,794
   Adjustments to reconcile net income (loss) to net cash used in operating activities
       Depreciation and amortization........................................   1,867      2,930       2,450
       Gain on sale of real estate..........................................  (7,152)        --     (20,878)
       Equity in (income) loss of partnerships..............................    (862)         9          61
       Distributions from equity partnerships' operating cash flow..........      25         18          25
       Provision for loss...................................................   1,568         --          --
       Decrease in interest receivable......................................       5         --          --
       (Increase) decrease in other assets..................................     774     (1,554)        338
       Decrease in interest payable.........................................      (9)      (103)        (87)
       Increase (decrease) in other liabilities.............................    (798)       133        (595)
                                                                              -------    -------   --------
   Net cash used in operating activities.................................... $(2,497)   $(2,029)   $ (1,892)
                                                                              =======    =======   ========

Schedule of noncash investing and financing activities
   Notes payable from purchase of real estate............................... $    --    $    --    $  2,814
   Notes payable assumed by buyer on sale of real estate....................      --         --      16,094
   Notes receivable collected by affiliates.................................   5,541         --          --



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. and consolidated entities were prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

   Certain balances for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and business. Income Opportunity Realty Investors, Inc. ("IORI") is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. IORI invests in real estate through direct ownership, leases and partnerships and it also may invest in mortgage loans on real estate.

   In October 2001, IORI announced a preliminary agreement for the acquisition of IORI by American Realty Investors, Inc. ("ARI"), a related party. See NOTE
17. "COMMITMENTS AND CONTINGENCIES AND LIQUIDITY."

   Basis of consolidation. The Consolidated Financial Statements include the accounts of IORI and controlled subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

   Accounting estimates. In the preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from those estimates.

   Recent accounting pronouncements. In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require IORI to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 that relates to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While IORI has various guarantees included in contracts in the normal course of business, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of entities outside of the consolidated company.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by IORI after 2002, however, disclosures are required currently if IORI expects to consolidate any variable interest entities. IORI does not currently believe that any entities will be consolidated as a result of FIN 46.

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

   Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment sale, the cost recovery or the financing method, whichever is appropriate. See NOTE 2. "REAL ESTATE."

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

   Earnings per share. Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

NOTE 2.  REAL ESTATE

   In 2002, IORI sold the following properties:

                                                     Sales  Net Cash    Debt    Gain/(Loss)
Property                 Location        Sq.Ft.      Price  Received Discharged   on Sale
--------                 --------    -------------- ------- -------- ---------- -----------
Office Building
Daley Corporate Center San Diego, CA 124,059 Sq.Ft. $15,500  $7,820    $6,618     $7,105
Westlake Village...... Westlake, CA   45,500 Sq.Ft.   3,730     767     2,728       (336)

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

   In September 2000, IORI funded a $1.5 million loan secured by a second lien on 165 acres of unimproved land in The Colony, Texas. In May 2001, IORI received $1.0 million as a partial principal paydown. The loan bore interest at 18.0% per annum, required monthly payments of interest only and matured in January 2002. In January 2002, the loan was extended to April 2002. In April 2002, the loan was paid off including accrued but unpaid interest.

   In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of American Realty Investors, Inc. ("ARI"), a related party, for $5.1 million cash. Rosedale owned the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI agreed to pay IORI any shortfall. Management recorded this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property's fair value after costs to sell, even though ARI has guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million of the proceeds after the payment of the first lien debt and various closing costs, and IORI recognized an additional loss of $801,000 on this note. The $3.5 million received by ARI is included within other assets in the accompanying Consolidated Balance Sheet.

   In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with Transcontinental Realty Investors, Inc. ("TCI"), a related party. The loan was secured by a second lien on a retail

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

center in Montgomery County, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, with IORI receiving an additional $8,500 as an extension fee. Also in July 2002, $500,000 in principal was paid on the note. In August 2002, the note was paid off including accrued but unpaid interest. Of the $2.0 million in principal payments, $1.5 million was received by TCI and $500,000 was received by Basic Capital Management, Inc. ("BCM"), an affiliate and the advisor to IORI. These amounts are included within receivables from affiliates in the accompanying Consolidated Balance Sheet.

NOTE 4.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS

   Investments in equity method partnerships consisted of the following:

                                                       2002   2001
                                                       ----- -----
             Tri-City Limited Partnership ("Tri-City") $  -- $(567)
             Nakash Income Associates ("NIA").........   275   376
             TCI Eton Square, L.P. ("Eton Square")....   334   333
                                                       ----- -----
                                                       $ 609 $ 142
                                                       ===== =====

   IORI owned a 36.3% general partner interest in Tri-City, which in turn owned a shopping center in Houston, Texas. TCI owned a 63.7% limited partner interest in Tri-City. In November 2002, the shopping center was sold for $4.2 million. Tri-City received net cash of $1.9 million after the payment of various closing costs. IORI received a distribution of $704,000 of the net proceeds and recognized a gain of $1.3 million on its investment in Tri-City.

   IORI also owns a 40% general partner interest in NIA. NIA's only asset is a wraparound mortgage note receivable secured by a shopping center in Maulden, Missouri. TCI owns the remaining 60% general partner interest in NIA.

   IORI further owns a 10% limited partner interest in Eton Square, which at December 31, 2002, owned the Eton Square Building in Tulsa, Oklahoma. TCI owns a 90% general partner interest in Eton Square.

   Set forth below are summarized financial data for the partnerships accounted for using the equity method:

                                                       2002      2001
                                                     --------  --------
        Notes receivable............................ $    902  $    902
        Real estate, net of accumulated depreciation
          ($1,230 in 2002 and $2,795 in 2001).......   14,152    17,464
        Other assets................................       --       646
        Notes payable...............................  (10,362)  (12,748)
        Other liabilities...........................     (559)   (1,211)
                                                     --------  --------
        Partners' capital........................... $  4,133  $  5,053
                                                     ========  ========

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                                 2002     2001     2000
                                               -------  -------  -------
      Rents................................... $ 2,981  $ 2,579  $ 2,561
      Interest income.........................     156       80      156
      Interest expense........................  (1,119)  (1,131)  (1,165)
      Property operations expense.............  (1,453)  (1,230)  (1,197)
      Depreciation............................    (628)    (586)    (570)
                                               -------  -------  -------
      Loss before gains on sale of real estate     (63)    (288)    (215)
      Gain on sale............................   1,054       --       --
                                               -------  -------  -------
      Net income (loss)....................... $   991  $  (288) $  (215)
                                               =======  =======  =======

   IORI's equity share of:

                                                         2002   2001 2000
                                                        ------  ---- ----
      Income (loss) before gains on sale of real estate $ 862 * $(9) $(61)
      Gain on sale of real estate......................    383   --    --
                                                        ------  ---  ----
      Net income (loss)................................ $1,245  $(9) $(61)
                                                        ======  ===  ====

--------
* Includes the $1.3 million gain from the sale of IORI's investment in Tri-City.

NOTE 5.  NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                     2002              2001
                               ----------------- -----------------
                               Estimated         Estimated
                                 Fair     Book     Fair     Book
                                 Value    Value    Value    Value
                               --------- ------- --------- -------
              Notes payable...  $50,402  $51,063  $54,172  $54,048
                                =======           =======
              Interest payable               369               378
                                         -------           -------
                                         $51,432           $54,426
                                         =======           =======

   Scheduled notes payable principal payments are due as follows:

                               2003...... $12,642
                               2004......   4,780
                               2005......     481
                               2006......   4,378
                               2007......   5,404
                               Thereafter  23,378
                                          -------
                                          $51,063
                                          =======

   Notes payable at December 31, 2002, bear interest at rates ranging from 4.25% to 10.5% and mature between 2003 and 2025. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $74.7 million.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   In April 2002, IORI sold all of its residential properties to partnerships controlled by Metra Capital, LLC ("Metra"). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, the 114 unit Sinclair, located in Midland, Texas, and the 106 unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. The sale constituted 23% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." IORI will continue to report the assets and the new debt incurred by the Metra partnerships on the IORI financial statements. The new debt on the properties totals $21.4 million, bears interest at 7.57% per annum, requires monthly interest only payments of $135,000 and matures in May 2012. IORI also received $5.2 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

   The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.

   The Preferred Shares have a mandatory redemption feature and are redeemable from the cash proceeds received by Innovo from the operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares. Since redemption of these shares is subject to the above future events, management has not recorded any basis in the Preferred Shares.

   In 2001, IORI refinanced the following properties:

                                                                     Net Cash
                                                   Debt      Debt    Received/ Interest   Maturity
Property             Location      Sq.Ft./Acres  Incurred Discharged  (Paid)     Rate       Date
--------        ------------------ ------------- -------- ---------- --------- --------   --------
Office Building
Chuck Yeager... Chantilly, VA      60,000 Sq.Ft.  $5,000    $2,048    $2,898      9.5%(1)  01/04

Land
Travelers...... Farmers Branch, TX     204 Acres   9,900     9,577      (580)    10.5(1)   06/03

--------
(1) Variable rate.

NOTE 6.  RELATED PARTY TRANSACTIONS

   In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of American Realty Investors, Inc. ("ARI"), a related party, for $5.1 million cash. Rosedale owned the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI shall pay IORI any shortfall. Management has classified this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property's fair value after costs to sell, even though ARI has guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million of the proceeds after the payment of the first lien debt and various closing costs and IORI recognized an additional loss of $801,000 on its note. The $3.5 million received by ARI is included within other assets in the accompanying Consolidated Balance Sheet.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with Transcontinental Realty Investors, Inc. ("TCI"), a related party. The loan was secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, with IORI receiving $8,500 as an extension fee. Also in July 2002, IORI received a $500,000 principal paydown on the note. In August 2002, the note was paid off including accrued but unpaid interest. Of the $2.0 million in principal payments, $1.5 million was received by TCI and $500,000 was received by Basic Capital Management, Inc. ("BCM"), an affiliate and the advisor to IORI. These amounts are included within receivable from affiliates in the accompanying Consolidated Balance Sheet.

   During 2002, IORI's Board of Directors authorized IORI's Chief Financial Officer to advance funds either to or from IORI, through BCM, in an amount up to $5.0 million, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

   The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of December 31, 2002.

                                              BCM     ARI     TCI
                                            -------  ------ ------
            Balance, December 31, 2001..... $  (494) $   -- $   --

               Cash transfers..............   8,151      --  4,000
               Cash repayments.............  (5,827)     --    (80)
               Participation loan payments.     500      --  1,500
               Sale of Rosedale Towers.....      --   3,541     --
               Fees payable to Advisor.....    (343)     --     --
               Other additions.............     267      --     39
               Other repayments............    (558)     --   (199)
                                            -------  ------ ------

            Balance, December 31, 2002..... $ 1,696  $3,541 $5,260
                                            =======  ====== ======

   Returns on Metra Properties. As described more fully in Note 5, IORI sold all of its residential properties during 2002 to partnerships controlled by Metra. The partnership agreement for each of these partnerships states that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a fifteen percent cumulative compounded annual rate of return on their invested capital, as well as a cumulative annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these residential properties. These distributions to the Metra Partners have priority over distributions to any of the other partners.

NOTE 7.  DIVIDENDS

   Dividends of $685,000 ($.45 per share) were paid in 2000.

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   No dividends were declared or paid in 2002 or 2001. Management expects to pay no dividends in 2003.

NOTE 8.  RENTS UNDER OPERATING LEASES

   Operations include the leasing of office buildings. The leases thereon expire at various dates through 2011. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 2002:

                               2003...... $ 3,448
                               2004......   2,498
                               2005......   2,109
                               2006......   1,243
                               2007......     868
                               Thereafter   2,084
                                          -------
                                          $12,250
                                          =======

NOTE 9.  ADVISORY AGREEMENT

   BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of the trust, and is indirectly involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for IORI.

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

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by BCM if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require BCM to refund $68,000 of the 2002 annual advisory fee and $256,000 of the 2001 annual advisory fee. BCM was not required to refund any of its 2000 advisory fees.

   Additionally, if management was to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 9. "PROPERTY MANAGEMENT," Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, provides property management services and, as discussed in NOTE 10. "REAL ESTATE BROKERAGE," Regis Realty, Inc. ("Regis"), a related party, provided, on a non-exclusive basis, brokerage services.

   BCM may assign the Advisory Agreement only with the prior consent of IORI.

NOTE 10.  PROPERTY MANAGEMENT

   Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland"), a related party. Triad subcontracted to Regis, which is owned by Highland, the property-level management and leasing of IORI's five office buildings and the commercial property owned by Eton Square, until December 2002. Since January 1, 2003, Regis Realty I, LLC, which is owned by Highland, provided property management services. Regis was and Regis Realty I, LLC is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 11.  REAL ESTATE BROKERAGE

   Regis also provided brokerage services on a non-exclusive basis until December 2002. Regis was and Regis Realty I, LLC is entitled to receive a commission for property purchases and sales in accordance with a sliding scale of total brokerage fees to be paid by IORI.

NOTE 12.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

   Fees and cost reimbursements to BCM and its affiliates:

                                                       2002  2001  2000
                                                      ------ ---- ------
        Fees
           Advisory.................................. $  714 $817 $  664
           Net income................................    169   --  1,362
           Property acquisition......................     --   --    417
           Mortgage brokerage and equity refinancing.    262   99     --
                                                      ------ ---- ------
                                                      $1,145 $916 $2,443
                                                      ====== ==== ======
        Cost reimbursements.......................... $  246 $323 $  287
                                                      ====== ==== ======

   Costs incurred by BCM related to IORI, ARI and TCI are allocated based on the relative book values of each company's assets.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   Fees paid to GS Realty, a related party to IORI:

                                                                   2002  2001
                                                                   ----- -----
 Fees
    Real estate brokerage......................................... $ 397 $  --
    Property and construction management and leasing commissions*.   262   312
                                                                   ----- -----
                                                                   $ 659 $ 312
                                                                   ===== =====

--------
*  Net of property management fees paid to subcontractors, other than Regis.

NOTE 13.  INCOME TAXES

   For the years 2002, 2001 and 2000, IORI elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, was not taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders. Due to the completion of the tender offer by ARI, an affiliate, and the resulting concentration of ownership, IORI no longer met the requirements for tax treatment as a REIT under the Code as of January 1, 2003, and is prohibited for re-qualifying for REIT status for at least five years.

   IORI had net income for federal income tax purposes before the application of operating loss carryforwards in 2002 and 2000 and had a net loss for federal income tax purposes in 2001. Therefore, IORI recorded no provision for income taxes. IORI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2002, IORI's tax basis in its net assets was exceeded by their net basis for financial statement purposes by approximately $20 million and IORI's tax basis in its net mortgage liabilities was exceeded by their net basis for financial statement purposes by approximately $23.0 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes and IORI would be able to maintain its REIT status without distributing 90% of its financial statement income. Additionally, at December 31, 2002, IORI has current and prior tax net operating loss carryforwards of $2.4 million expiring through the year 2021.

   As a result of IORI's election to be treated as a REIT for income tax purposes for years 2001 and 2000 and its then intention to distribute its REIT taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded. In anticipation of its January 1, 2003 loss of REIT status, it was determined that at December 31, 2002 that IORI had a net deferred tax asset of $4.0 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will relaize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

NOTE 14.  OPERATING SEGMENTS

   Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, and equity in partnerships totaling $1.1 million, $185,000 and $258,000 for 2002, 2001 and 2000, respectively. Expenses that are not reflected in the segments are general and administrative expenses, advisory and net income fees and provision for losses totaling $3.5 million, $1.6 million and $3.6 million for 2002, 2001 and 2000, respectively. Excluded from operating segment assets are assets of $15.4 million at December 31, 2002, and $4.4 million at December 31, 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   Presented below is the operating income of each operating segment.

                                           Commercial
                                    Land   Properties Apartments  Total
                                  -------  ---------- ---------- -------
      2002
      Rents...................... $    --   $ 4,539    $ 5,345   $ 9,884
      Property operating expenses     361     2,497      2,789     5,647
                                  -------   -------    -------   -------
      Operating income (loss).... $  (361)  $ 2,042    $ 2,556   $ 4,237
                                  =======   =======    =======   =======

      Depreciation............... $    --   $ 1,280    $   477   $ 1,757
      Interest...................   1,500     1,547      1,674     4,721
      Real estate improvements...     437       240         --       677
      Assets.....................  24,929    28,688     21,133    74,750

      Property Sales
      Sales price................           $19,230              $19,230
      Cost of sale...............            12,461               12,461
                                            -------              -------
      Gain on sale...............           $ 6,769              $ 6,769
                                            =======              =======

      2001
      Rents...................... $    --   $ 5,134    $ 5,045   $10,179
      Property operating expenses     264     2,485      2,667     5,416
                                  -------   -------    -------   -------
      Operating income (loss).... $  (264)  $ 2,649    $ 2,378   $ 4,763
                                  =======   =======    =======   =======

      Depreciation............... $    --   $ 1,373    $   512   $ 1,885
      Interest...................   2,069     1,767      1,361     5,197
      Real estate improvements...   2,404     1,062                3,466
      Assets.....................  24,492    41,213     21,610    87,315

      2000
      Rents...................... $    --   $ 4,647    $ 3,438   $ 8,085
      Property operating expenses       9     2,278      2,077     4,364
                                  -------   -------    -------   -------
      Operating income (loss).... $    (9)  $ 2,369    $ 1,361   $ 3,721
                                  =======   =======    =======   =======

      Depreciation............... $    --   $ 1,133    $   377   $ 1,510
      Interest...................      51     1,625      1,007     2,683
      Real estate improvements...      --     1,935         12     1,947
      Assets.....................  24,892    39,262     22,122    86,276

      Property Sales
      Sales price................ $ 4,679   $33,500    $27,773   $65,952
      Cost of sale...............   4,291    18,594     23,477    46,362
                                  -------   -------    -------   -------
      Gain on sale............... $   388   $14,906    $ 4,296   $19,590*
                                  =======   =======    =======   =======

--------
* Excludes a $1.3 million deferred gain on the sale of a property to an affiliate, recognized by IORI upon the affiliate's subsequent resale of the property.

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTE 15.  DISCONTINUED OPERATIONS

   Effective January 1, 2002, IORI adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as "held-for-sale" on the balance sheet.

   For 2002, 2001 and 2000, income (loss) from discontinued operations relates to two properties that IORI sold during 2002. The following table summarizes revenue and expense information for these properties sold.

                                                               2002    2001   2000
                                                              ------  ------ ------
Revenue
   Rental.................................................... $  515  $2,822 $5,646
   Property operations.......................................    683   1,175  2,605
                                                              ------  ------ ------
                                                                (168)  1,647  3,041

Expenses
   Interest..................................................    193     877  2,396
   Depreciation..............................................    109     542    940
                                                              ------  ------ ------
                                                                 302   1,419  3,336

Net loss from discontinued operations........................   (470)    228   (295)
   Gain on sale of real estate...............................  6,769      --     --
   Equity in gain on sale of real estate by equity investees.    383      --     --
                                                              ------  ------ ------

Net income (loss) from discontinued operations............... $6,682  $  228 $ (295)
                                                              ======  ====== ======

NOTE 16.  QUARTERLY DATA

   The following is a tabulation of quarterly results of operations for the years 2002, 2001 and 2000 (unaudited).

                                                         Three Months Ended
                                             -----------------------------------------
                                             March 31 June 30  September 30 December 31
                                             -------- -------  ------------ -----------
2002
Rents....................................... $ 2,519  $ 2,393    $ 2,562      $ 2,410
Property expense............................   1,196    1,345      1,610        1,496
                                             -------  -------    -------      -------
   Operating income.........................   1,323    1,048        952          914

Interest income.............................      37      310        185         (262)
Income (loss) in equity partnerships........     (17)      48         60          771
Other expense...............................   3,062    2,265      2,018        2,621
                                             -------  -------    -------      -------

Net loss from continuing operations.........  (1,719)    (859)      (821)      (1,198)
Discontinued operations.....................   6,792      (28)      (420)         338
                                             -------  -------    -------      -------
Net income (loss)........................... $ 5,073  $  (887)   $(1,241)     $  (860)
                                             =======  =======    =======      =======

Earnings per share
Net income (loss)........................... $  3.53  $  (.62)   $  (.86)     $  (.60)
                                             =======  =======    =======      =======

2001
Rents....................................... $ 2,632  $ 2,559    $ 2,488      $ 2,500
Property expense............................   1,253    1,244      1,993          926
                                             -------  -------    -------      -------
   Operating income.........................   1,379    1,315        495        1,574

Interest income.............................      72       62          8           52
Income (loss) in equity partnerships........       9       (6)       (30)          18
Other expense...............................   2,182    2,191      2,319        1,946
                                             -------  -------    -------      -------

Net loss from continuing operations.........    (722)    (820)    (1,846)        (302)
Discontinued operations.....................       5       88         97           38
                                             -------  -------    -------      -------
Net income (loss)........................... $  (717) $  (732)   $(1,749)     $  (264)
                                             =======  =======    =======      =======

Earnings per share
Net income (loss)........................... $  (.47) $  (.49)   $ (1.16)     $  (.18)
                                             =======  =======    =======      =======

2000
Rents....................................... $ 1,630  $ 1,705    $ 2,312      $ 2,438
Property expense............................     872      874      1,262        1,356
                                             -------  -------    -------      -------
   Operating income.........................     758      831      1,050        1,082

Gain on sale of real estate.................     903   16,119      3,856           --
Interest income.............................       7       91        108          113
Income (loss) in equity partnerships........     (46)     (23)        (2)          10
Other expense...............................   1,258    2,517      1,777        2,216
                                             -------  -------    -------      -------

Net income (loss) from continuing operations     364   14,501      3,235       (1,011)
Discontinued operations.....................     228      (59)      (347)        (117)
                                             -------  -------    -------      -------
Net income (loss)........................... $   592  $14,442    $ 2,888      $(1,128)
                                             =======  =======    =======      =======

Earnings per share
Net income (loss)........................... $   .39  $  9.43    $  1.88      $  (.67)
                                             =======  =======    =======      =======

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

   In the first quarter of 2002, the Daley Corporate Center office building was sold, and a gain on sale of real estate of $7.1 million was recognized. In the third quarter of 2002, the Westlake Village Office Building was sold at a loss of $336,000. In the fourth quarter of 2002, IORI recognized a gain of $383,000, IORI's share of gain on sale of real estate from an equity investee.

NOTE 17.  COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

   Olive Litigation. In February 1990, IORI, together with National Income Realty Trust, Continental Mortgage and Equity Trust ("CMET") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. (the "Olive Litigation"), relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

   On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "First Amendment"). The First Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the First Amendment on July 3, 1997.

   The First Amendment provided that IORI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with IORI, CMET and TCI, including, but not limited to, the fairness to IORI, CMET and TCI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

   In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the First Amendment. In January 2000, the Board engaged another management/compensation consultant to perform the required evaluation again. This evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the First Amendment has been fully remedied by the Board's engagement of the second consultant. Although several status conferences have been held on this matter, there has been no Court order resolving whether there was any breach of the First Amendment.

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

   The Board believes that all provisions of the Settlement, the Modification and First Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling was appealed to the United States Court of Appeals for the Ninth Circuit by IORI and TCI.

   On October 23, 2001, IORI, TCI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement (the "Second Amendment"). Under the Second Amendment, the appeal has been dismissed and ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

outstanding common shares of IORI and TCI not currently owned by ARI. Under the merger, ARI would pay $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series H Redeemable Convertible Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series G Redeemable Convertible Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series H Redeemable Convertible Preferred Stock will be convertible into 2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of the IORI and TCI shares, IORI and TCI would become wholly-owned subsidiaries of ARI. The transaction was subject to the negotiation of a definitive merger agreement, and a vote of the shareholders of all three entities. IORI has the same board as TCI and the same advisor as TCI and ARI. Earl D. Cecil and Ted P. Stokely who serve as Directors of IORI and TCI, are also directors of ARI.

   On November 15, 2002, ARI commenced, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share was $17.50 for TCI shares and $19.00 for IORI shares. The tender offers were made to cure a default under the settlement resulting from ARI's failure to timely complete the SEC review process of the registration statement for the proposed mergers with TCI and IORI. The tender offers were completed on March 19, 2003. ARI acquired 265,036 shares of IORI and 1,213,226 TCI shares. The completion of the tender offer fulfills the obligations under the Second Amendment and the Olive Litigation has been dismissed with prejudice. ARI has deferred further action on the mergers.

   Liquidity. Although management anticipates that IORI will generate excess cash from operations in 2002, due to increased rental rates and occupancy at its properties, however, such excess will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

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

                                                                   SCHEDULE III

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2002



                                                                                  Gross Amount
                                           Initial Cost         Cost       Carried at End of Year (1)  Accumu-
                                       --------------------  Capitalized  ----------------------------   lated   Date of
                               Encum-           Building &  Subsequent to          Building &          Depreci- Construc-
Property/Location              brances  Land   Improvements  Acquisition   Land   Improvements  Total   ation     tion
-----------------              ------- ------- ------------ ------------- ------- ------------ ------- -------- ---------
                                                                            (dollars in thousands)
Properties Held For Investment
Apartments
Brighton Court, Midland, TX... $ 2,867 $   339   $ 3,051       $   --     $   339   $ 3,051    $ 3,390  $  195    1983
Del Mar, Midland, TX..........   2,748     324     2,919           --         324     2,919      3,243     186    1983
Enclave, Midland, TX..........   2,907     324     2,919           --         324     2,919      3,243     186    1983
Meridian, Midland, TX.........   4,540   1,138     4,552           --       1,138     4,552      5,690     347    1983
Signature Place, Midland, TX..   2,429     265     2,388           --         265     2,388      2,653     152    1983
Sinclair Place, Midland, TX...   2,071     221     1,990           --         221     1,990      2,211     127    1983
Treehouse, San Antonio, TX....   3,783     375     2,124          259         375     2,383      2,758     864    1975

Office Buildings
2010 Valley View,
 Farmers Branch, TX...........   1,794     120       479        2,981         120     3,460      3,580   1,020    1998
5600 Mowry, Newark, CA........   4,081   1,263     5,054          575       1,263     5,629      6,892   1,156    1987
Akard Plaza, Dallas, TX.......   2,004     734     2,936          454         734     3,390      4,124     573    1984
Chuck Yeager, Chantilly, VA...   4,670   1,080     4,321        1,566       1,080     5,887      6,967   1,219    1991
La Mesa Village, La Mesa, CA..   5,557   1,709     6,836          926       1,709     7,762      9,471   1,477    1991

Land
Frankel, Midland County, TX...      --      44        --           --          44        --         44      --      --
Travelers, Farmers Branch, TX.   9,900  24,848        --        3,138      27,986        --     27,986      --      --
                               ------- -------   -------       ------     -------   -------    -------  ------
                               $49,351 $32,784   $39,569       $9,899     $35,922   $46,330    $82,252  $7,502
                               ======= =======   =======       ======     =======   =======    =======  ======

                                          Life on
                                           Which
                                        Depreciation
                                         in Latest
                                         Statement
                                 Date   of Operation
Property/Location              Acquired is Computed
-----------------              -------- ------------

Properties Held For Investment
Apartments
Brighton Court, Midland, TX...  06/00      40 years
Del Mar, Midland, TX..........  06/00      40 years
Enclave, Midland, TX..........  06/00      40 years
Meridian, Midland, TX.........  12/99      40 years
Signature Place, Midland, TX..  06/00      40 years
Sinclair Place, Midland, TX...  06/00      40 years
Treehouse, San Antonio, TX....  09/89    5-40 years

Office Buildings
2010 Valley View,
 Farmers Branch, TX...........  09/97    5-40 years
5600 Mowry, Newark, CA........  12/97    3-40 years
Akard Plaza, Dallas, TX.......  12/97    5-40 years
Chuck Yeager, Chantilly, VA...  01/97    5-40 years
La Mesa Village, La Mesa, CA..  05/97    5-40 years

Land
Frankel, Midland County, TX...  06/00
Travelers, Farmers Branch, TX.  12/00



--------
(1) The aggregate cost for Federal income tax purposes is $60.0 million.

                                                                   SCHEDULE III
                                                                    (Continued)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 2002      2001     2000
                                               --------  -------  --------
                                                  (dollars in thousands)
    Reconciliation of Real Estate
    Balance at January 1,..................... $ 95,190  $91,837  $ 96,051
     Additions
       Acquisitions and Improvements..........      677    3,466    45,577
     Deductions
       Retirements............................     (462)    (113)       --
       Sale of real estate....................  (13,153)      --   (49,791)
                                               --------  -------  --------
    Balance at December 31,................... $ 82,252  $95,190  $ 91,837
                                               ========  =======  ========

    Reconciliation of Accumulated Depreciation
    Balance at January 1,..................... $  7,875  $ 5,560  $  9,509
     Additions
       Depreciation...........................    1,867    2,427     2,450
     Deductions
       Retirements............................       --     (112)       --
       Sale of real estate....................   (2,240)      --    (6,399)
                                               --------  -------  --------
    Balance at December 31,................... $  7,502  $ 7,875  $  5,560
                                               ========  =======  ========

                                                                    SCHEDULE IV
                                                                    (Continued)

                   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                  2002     2001    2000
                                                -------  -------  ------
                                                 (dollars in thousands)

        Balance at January 1,.................. $   500  $ 1,500  $   --
        Additions
         New mortgage loans....................   7,109       --   1,500
        Deductions
         Amounts charged off...................  (1,568)      --      --
         Collections of principal..............    (500)              --
         Collections of principal by affiliates  (5,541)  (1,000)     --
                                                -------  -------  ------
        Balance at December 31,................ $    --  $   500  $1,500
                                                =======  =======  ======

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

   TED P. STOKELY: Age 69, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

      General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a nonprofit corporation; Director and Chairman of the Board of ARI (since November 2002); and Director (since April 1990) and Chairman of the Board (since January 1995) of Transcontinental Realty Investors, Inc. ("TCI").

   HENRY A. BUTLER:  Age 52, Director (Affiliated) (since December 2001).

      Broker--Land Sales (since 1992) of Basic Capital Management, Inc. ("BCM"); Owner/Operator (1989 to 1991) of Butler Interests, Inc.; and Director (since December 2001) of TCI.

   EARL D. CECIL:  Age 73, Director (Independent) (since March 2002).

      Financial and business consultant (since January 1994); Division Vice President (February 1987 to December 1993) of James Mitchell & Company, a financial services marketing organization; Director (since November 2001) of ARI; and Director (since March 2002) of TCI.

   MARTIN L. WHITE:  Age 63, Director (Independent) (since January 1995).

      Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; and Director (since January 1995) of TCI.

Board Committees

   The Board of Directors held 10 meetings during 2002. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

   The Board of Directors has an Audit Committee, the function of which is to review IORI's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Cecil, Stokely and White. The Audit Committee met four times during 2002.

   The Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

   The following persons currently serve as executive officers of IORI: Mark Branigan, Executive Vice President--Residential; Louis J. Corna Executive Vice President--Tax; and Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer. Their positions with IORI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with IORI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

   MARK W. BRANIGAN:  Age 48, Executive Vice President--Residential (since June
2001); Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President--Director of Construction (August 1999 to August
2000) and Executive Vice President--Residential Asset Management (January 1992 to October 1997).

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

   LOUIS J. CORNA: Age 55, Executive Vice President--Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October
2001), and Senior Vice President--Tax (December 2001 to June 2001).

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

   RONALD E. KIMBROUGH: Age 50, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002).

      Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002) of BCM, ARI and TCI; Controller (from September 2000 to January 2002) of BCM; Vice President and Treasurer (from January 1998 to September 2000) of Syntek West, Inc. and One Realco Corporation; and Consultant (1997).

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

   ROBERT A. WALDMAN: Age 50, Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Under the securities laws of the United States, IORI's Directors, executive officers, and any persons holding more than ten percent of IORI's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and IORI is required to report any failure to file by these dates during 2002. All of these filing requirements were satisfied by IORI's Directors and executive officers and ten percent holders. In making these statements, IORI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

   BCM has served as IORI's advisor since March 1989. BCM is a company of which Messrs. Branigan, Corna and Kimbrough serve as executive officers. BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of trust, is indirectly involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for IORI.

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

   Additionally, if management were to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under Property Management, IORI has hired Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, to provide management for IORI's properties and, as discussed below, under Real Estate Brokerage IORI has engaged Regis Realty I, LLC, a related party, on a non-exclusive basis to provide brokerage services for IORI.

   BCM may assign the Advisory Agreement only with the prior consent of IORI.

   The directors and principal officers of BCM are set forth below.

Mickey N. Phillips:  Director

Ryan T. Phillips:    Director

Mark W. Branigan:    Executive Vice President--Residential

Louis J. Corna:      Executive Vice President--Tax

Ronald E. Kimbrough: Acting Principal Executive Officer, Executive Vice President and
                     Chief Financial Officer

Dan S. Allred:       Senior Vice President--Land Development

Michael E. Bogel:    Senior Vice President--Project Manager

Robert A. Waldman:   Senior Vice President, Secretary and General Counsel

   Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son. Gene E. Phillips serves as a representative of the trust, established for the benefit of his children, which indirectly owns BCM and, in such capacity has substantial contact with the management of BCM and input with respect to its performance of advisory services to IORI.

Property Management

   Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to IORI at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland"), a related party. Triad subcontracted the property-level management and leasing of 5 of IORI's commercial properties to Regis, a related party, which is a company owned by Highland, until December 2002. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad, until December 2002. Beginning January 1, 2003, Regis Realty I, LLC ("Regis I") provides these services. The sole member of Regis I is Highland.

Real Estate Brokerage

   Regis also provided real estate brokerage services to IORI (on a non-exclusive basis), until December 2002. Regis was entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% would be paid to Regis or affiliates; (2) maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3% would be paid to Regis or affiliates; (3) maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2% would be paid to Regis or affiliates; and (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Regis or affiliates. Beginning January 1, 2003, Regis I provides these services. The sole member of Regis I is Highland.

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

   During 2002, $43,557 was paid to the Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 2002, through December 31, 2002, and 2002 special service fees as follows: Earl D. Cecil, $12,057; Ted P. Stokely, $16,500; and Martin L. White, $15,000.

Performance Graph

   The following performance graph compares the cumulative total stockholder return on IORI's shares of Common Stock with the Dow Jones US Total Market Index ("DJ Total Market Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1997, in IORI's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.
                                    [CHART]


          IORI    DJ Total Market Index    DJ Real Estate Index
          ----    ---------------------    --------------------
1997     100.00           100.00                 100.00
1998      58.11           124.90                  78.88
1999      55.37           153.28                  74.69
2000      88.29           139.07                  95.24
2001     197.12           122.50                 106.49
2002     204.24            95.45                 110.35




                               1997   1998   1999   2000   2001   2002
                              ------ ------ ------ ------ ------ ------
        IORI................. 100.00  58.11  55.37  88.29 197.12 204.24
        DJ Total Market Index 100.00 124.90 153.28 139.07 122.50  95.45
        DJ Real Estate Index. 100.00  78.88  74.69  95.24 106.49 110.35

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for those persons or entities known by IORI to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 19, 2003.

* Update for post tender offer

                                                  Amount and
                                                  Nature of  Percent
                                                  Beneficial    of
          Name and Address of Beneficial Owner    Ownership  Class(1)
          ------------------------------------    ---------- --------
          EQK Holdings, Inc.(2)..................  409,935*    28.9%*
           1800 Valley View Lane
           Suite 300
           Dallas, Texas 75234

          Transcontinental Realty Investors, Inc.  345,728     24.0
           1800 Valley View Lane
           Suite 300
           Dallas, Texas 75234

          Basic Capital Management, Inc..........  106,802      7.4
           1800 Valley View Lane
           Suite 300
           Dallas, TX 75234

--------
(1) Percentages are based upon 1,438,945 shares of Common Stock outstanding at March 19, 2003.
(2) EQK Holdings, Inc. ("EQK") is a wholly-owned subsidiary of ART which is a wholly-owned subsidiary of ARI.

   Security Ownership of Management. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of IORI as of the close of business on March 19, 2003.

                                                                   Amount and
                                                                   Nature of      Percent
                                                                   Beneficial        of
Name of Beneficial Owner                                           Ownership      Class(1)
------------------------                                        ----------        --------
Mark W. Branigan...............................................  869,031(2)(3)(4)   59.9%
Henry A. Butler................................................  345,728(2)         24.0
Earl D. Cecil..................................................  762,229(2)(3)      52.5
Louis J. Corna.................................................  869,031(2)(3)(4)   59.9
Ronald E. Kimbrough............................................  869,031(2)(3)(4)   59.9
Ted P. Stokely.................................................  762,229(2)(3)      52.5
Martin L. White................................................  345,728(2)         24.0
All Directors and Executive Officers as a group (7 individuals)  869,031(2)         59.9

--------
(1) Percentage is based upon 1,438,945 shares of Common Stock outstanding at March 19, 2003.
(2) Includes 345,728 shares owned by TCI of which the Directors and executive officers of IORI may be deemed to be beneficial owners by virtue of their positions as directors and executive officers of TCI.
(3) Includes 416,501 shares owned by EQK, of which the executive officers of IORI may be deemed to be beneficial owners by virtue of their positions as executive officers of ARI, and of which Messrs. Cecil, and Stokely may be deemed to be beneficial owners by virtue of their positions as directors of ARI, the parent company of EQK. The Directors and executive officers disclaim beneficial ownership of such shares.
(4) Includes 106,802 shares owned by BCM of which the executive officers of IORI may be deemed to be beneficial owners by virtue of their positions as executive officers of BCM.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

   In February 1989, the Board of Directors voted to retain BCM as IORI's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM is a company of which Messrs. Branigan, Corna and Kimbrough serve as executive officers. BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of trust, is indirectly involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for IORI.

   Since February 1, 1991, affiliates of BCM have provided property management services to IORI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partner of Triad is Highland, a related party. Triad subcontracted the property-level management and leasing of five of IORI's commercial properties to Regis, a related party, which is a company owned by Highland, until December 2002. Since January 1, 2003, Regis I provided this service.

   Regis also provides real estate brokerage services for IORI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement, until December 2002. Since January 1, 2003, Regis I provided this service.

   The Directors and officers of IORI also serve as directors and officers of TCI. The Directors owe fiduciary duties to TCI as well as to IORI under applicable law. TCI has the same relationship with BCM as IORI. BCM also serves as advisor to ARI. Messrs. Cecil and Stokely also serve as Directors of ARI. Messrs. Branigan, Corna and Kimbrough serve as executive officers of ARI.

Related Party Transactions

   Historically, IORI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI as could have been obtained from unrelated third parties.

   In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of American Realty Investors, Inc. ("ARI"), a related party, for $5.1 million cash. Rosedale owned the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI shall pay IORI any shortfall. Management has classified this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property's fair value after costs to sell, even though ARI has guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. IORI received $3.5 million of the proceeds after the payment of the first lien debt and various closing costs. IORI recognized an additional loss of $801,000 on its note.

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

   As more fully described in ITEM 2. "PROPERTIES--Real Estate," IORI is a partner with TCI in Nakash Income Associates and TCI Eton Square, L.P.

   In 2002, IORI paid BCM and its affiliates and related parties $714,000 in advisory fees $169,000 in net income fees, $262,000 in mortgage brokerage and equity refinancing fees, $397,000 in real estate brokerage fees and $262,000 in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors other than Regis. In addition, from time-to-time, IORI has made advances to BCM which generally have not had specific repayment terms and have been reflected in IORI's financial statements as other assets or other liabilities from affiliates. At December 31, 2002, IORI had advanced BCM, ARI and TCI, $1.7 million, $3.5 million and $5.3 million, respectively.

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

                               -----------------

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets--December 31, 2002 and 2001

      Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000

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

        Dated: March 31, 2003   INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                           /s/  RONALD E. KIMBROUGH
                                By:  ------------------------------------
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

          Signature                        Title                   Date
          ---------                        -----                   ----

     /s/  TED P. STOKELY       Chairman of the Board and      March 31, 2003
-----------------------------    Director
       Ted P. Stokely

    /s/  HENRY A. BUTLER       Director                       March 31, 2003
-----------------------------
       Henry A. Butler

     /s/  EARL D. CECIL        Director                       March 31, 2003
-----------------------------
        Earl D. Cecil

    /s/  MARTIN L. WHITE       Director                       March 31, 2003
-----------------------------
       Martin L. White

  /s/  RONALD E. KIMBROUGH     Executive Vice President and   March 31, 2003
-----------------------------    Chief Financial Officer
     Ronald E. Kimbrough         (Principal Financial and
                                 Accounting Officer and
                                 Acting Principal Executive
                                 Officer)

                                 CERTIFICATION

I, Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer) of Income Opportunity Realty Investors, Inc. ("IORI"), certify that:

1. I have reviewed this annual report on Form 10-K of IORI;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining internal controls and procedures and have:

    a. designed such internal controls to insure that material information relating to IORI and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this annual report;

    b. evaluated the effectiveness of IORI's internal controls as of a date within 90 days prior to the filing date of this annual report; and

    c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this annual report;

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

             Date: March 31, 2003       /s/  RONALD E. KIMBROUGH
                                        -------------------------
                                           Ronald E. Kimbrough
                                        Executive Vice President
                                           and Chief Financial
                                                 Officer
                                        (Principal Financial and
                                         Accounting Officer and
                                            Acting Principal
                                           Executive Officer)

                           ANNUAL REPORT ON FORM 10-K

                                  EXHIBIT INDEX

                      For the Year Ended December 31, 2002

Exhibit                                                                   Page
 Number                           Description                            Number
--------  ------------------------------------------------------------  --------

 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.