Form 10-Q
period 2003-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2003-05-15
CIK 949961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

                         Commission File Number 1-14784

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             NEVADA                                              75-2615944
--------------------------------                            -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

     1800 Valley View Lane, Suite 300, Dallas, Texas,               75234
-------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                 (Zip Code)

                                 (469) 522-4200
                         --------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___. No X.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.

Common Stock, $.01 par value                               1,438,945
----------------------------                  ---------------------------------
         (Class)                               (Outstanding at April 30, 2003)

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,    December 31,
                                                                      2003           2002
                                                                  ------------   ------------
                                                                     (dollars in thousands,
                                                                        except per share)
                           ASSETS
Real estate held for investment ...............................   $     82,462   $     82,252
Less - accumulated depreciation ...............................         (7,909)        (7,502)
                                                                  ------------   ------------
                                                                        74,553         74,750

Investment in real estate partnerships ........................            600            609
Cash and cash equivalents .....................................            176             10
Other assets (including $9,255 in 2003 and $10,497 in 2002
 from affiliates) .............................................         13,541         14,816
                                                                  ------------   ------------

                                                                  $     88,870   $     90,185
                                                                  ============   ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and interest payable ....................................   $     51,249   $     51,432
Other liabilities (including $31 in 2003 and $33 in 2002
 to affiliates) ...............................................          1,312          1,446
                                                                  ------------   ------------
                                                                        52,561         52,878
Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized 10,000,000 shares;
 issued and outstanding 1,438,945 shares in 2003 and 2002 .....             14             14
Paid-in capital ...............................................         62,774         62,774
Accumulated deficit ...........................................        (26,479)       (25,481)
                                                                  ------------   ------------
                                                                        36,309         37,307
                                                                  ------------   ------------

                                                                  $     88,870   $     90,185
                                                                  ============   ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three Months
                                                     Ended March 31,
                                              ----------------------------
                                                  2003            2002
                                              ------------    ------------
                                                 (dollars in thousands,
                                                    except per share)
Property revenue
  Rents ...................................   $      2,476    $      2,519

Property expense
  Property operations .....................          1,378           1,196
                                              ------------    ------------
  Operating income ........................          1,098           1,323

Other income (loss)
  Interest ................................             --              37
  Equity in loss of equity partnerships ...            (15)            (17)
                                              ------------    ------------
                                                       (15)             20

Other expense
  Interest ................................          1,252             949
  Depreciation ............................            407             464
  Advisory fee to affiliate ...............            167             186
  Net income fee to affiliate .............             --             411
  Provision for loss on note receivable ...             --             767
  General and administrative ..............            255             285
                                              ------------    ------------
                                                     2,081           3,062
                                              ------------    ------------

Net loss from continuing operations .......           (998)         (1,719)

Discontinued operations:
  Loss from discontinued operations .......             --            (313)
  Gain on sale of operations ..............             --           7,105
                                              ------------    ------------
                                                        --           6,792
                                              ------------    ------------

Net income (loss) .........................   $       (998)   $      5,073
                                              ============    ============

Earnings (loss) per share
  Net loss from continuing operations .....   $       (.69)   $      (1.19)
  Discontinued operations .................             --            4.72
                                              ------------    ------------
    Net income (loss) .....................   $       (.69)   $       3.53
                                              ============    ============

Weighted average common shares used
 in computing earnings per share ..........      1,438,945       1,438,945
                                              ============    ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2003

                                          COMMON STOCK
                                     -------------------------      PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                      SHARES        AMOUNT          CAPITAL         DEFICIT           EQUITY
                                     ---------   -------------   -------------   -------------    -------------
                                                               (DOLLARS IN THOUSANDS)
Balance, January 1, 2003 .....       1,438,945   $          14   $      62,774   $     (25,481)   $      37,307

Net loss .....................              --              --              --            (998)            (998)
                                     ---------   -------------   -------------   -------------    -------------

Balance, March 31, 2003 ......       1,438,945   $          14   $      62,774   $     (26,479)   $      36,309
                                     =========   =============   =============   =============    =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Three Months
                                                                     Ended March 31,
                                                               --------------------------
                                                                  2003           2002
                                                               -----------    -----------
                                                                 (dollars in thousands)
Cash Flows from Operating Activities
  Net income (loss) ........................................   $      (998)   $     5,073
    Reconciliation of net income (loss) to net cash
     used in operating activities
    Adjustments to reconcile net income (loss) to net
     cash used in operating activities
       Depreciation ........................................           407            500
       Gain on sale of real estate .........................            --         (7,105)
       Loss of equity partnerships .........................            15             17
       Distributions from equity partnerships' operating
        cash flow ..........................................            --             25
       Provision for loss ..................................            --           (767)
       Decrease in other assets ............................           356          1,644
       Increase in interest payable ........................            --             40
       Increase (decrease) in other liabilities ............          (134)           275
                                                               -----------    -----------
       Net cash used in operating activities ...............          (354)          (298)

Cash Flows from Investing Activities
  Funding of notes receivable (including $7,109 in 2002
   to related parties) .....................................   $        --    $    (7,109)
  Funding of equity partnerships ...........................            (6)            (4)
  Real estate improvements .................................          (210)          (229)
  Proceeds from sale of real estate ........................            --         14,575
  Advances from (payments to) advisor ......................           935           (108)
                                                               -----------    -----------
       Net cash provided by (used in) investing
        activities .........................................           719          7,125

Cash Flows from Financing Activities
  Payments on notes payable ................................   $      (183)   $    (6,834)
  Deferred financing costs .................................           (16)            --
                                                               -----------    -----------
       Net cash used in financing activities ...............          (199)        (6,834)

Net increase/(decrease) in cash and cash equivalents .......   $       166    $        (7)
Cash and cash equivalents, beginning of period .............            10             66
                                                               -----------    -----------

Cash and cash equivalents, end of period ...................   $       176    $        59
                                                               ===========    ===========

Supplemental Disclosures of Cash Flow Information
 Cash paid for interest ...................................    $     1,058    $       974

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2002 have been reclassified to conform to the 2003 presentation.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. IORI has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No.

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

NOTE 2.   REAL ESTATE

In 2003, IORI did not sell any properties.

In 2002, IORI sold the following property:

                                                                  SALES       NET CASH       DEBT         GAIN
          PROPERTY               LOCATION          SQ.FT.         PRICE       RECEIVED    DISCHARGED    ON SALE
---------------------------   --------------   --------------   ----------   ----------   ----------   ----------
FIRST QUARTER
OFFICE BUILDING
Daley Corporate Center        San Diego, CA    124,059 Sq.Ft.   $   15,500   $    7,820   $    6,618   $    7,105

NOTE 3.   NOTES AND INTEREST RECEIVABLE

There were no new notes funded in 2003.

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of American Realty Investors, Inc. ("ARI"), a related party, for $5.1 million cash. Rosedale owns the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. Management classified this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property's fair value after costs to sell, even though ARI had guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million in proceeds after the payment of the first lien debt and various closing costs and IORI recognized an additional loss of $801,000 on its note. The $3.5 million received by ARI is included within other assets in the accompanying Consolidated Balance Sheets. In April 2003, IORI received a $2.0 million paydown from ARI on the receivable.

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

interest at 16.0% per annum, required monthly interest only payments of$47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, with IORI receiving $8,500 as an extension fee. Of the $2.0 million in principal payments, $1.5 million was received by TCI and $500,000 was received by Basic Capital Management, Inc. ("BCM"), an affiliate and the advisor to IORI. These amounts are included within receivable from affiliates in the accompanying Consolidated Balance Sheets.

NOTE 4.   OTHER ASSETS

Related Party. From time-to-time, IORI and its affiliates and related parties have made advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI's financial statements as other assets. At March 31, 2003, IORI had receivables of $454,000, $3.5 million and $5.3 million from BCM, ARI and TCI, respectively.

NOTE 5.   NOTES AND INTEREST PAYABLE

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

NOTE 6.   RELATED PARTY TRANSACTIONS

On September 19, 2002, IORI's Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through BCM, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of March 31, 2003.

                                     BCM          ARI       TCI
                                   --------    --------   --------
  Balance, December 31, 2002 ...   $  1,696    $  3,541   $  5,260
    Cash transfers .............        990          --         --
    Cash repayments ............     (1,925)         --         --
    Other additions ............        365          --         --
    Other repayments ...........       (672)         --         --
                                   --------    --------   --------
  Balance, March 31, 2003 ......   $    454    $  3,541   $  5,260
                                   ========    ========   ========

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

NOTE 7.   OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.   OPERATING SEGMENTS (Continued)

administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest and income or loss of equity partnerships which totaled a $15,000 loss for the three months ended March 31, 2003, and income of $20,000 in the three months ended March 31, 2002. Expenses that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for losses, and discontinued operations which totaled $422,000 for the three months ended March 31, 2003, and $1.96 million for the three months ended March 31, 2002. Excluded from operating segment assets are assets of $14.3 million at March 31, 2003, and $10.2 million at March 31, 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three months ended March 31, 2003 and 2002, and each segment's assets at March 31.

      THREE MONTHS ENDED            COMMERCIAL
         MARCH 31, 2003             PROPERTIES    APARTMENTS        LAND          TOTAL
---------------------------------   -----------   -----------   -----------    -----------
Rents ...........................   $     1,141   $     1,335   $        --    $     2,476
Property operating expenses .....           597           701            80          1,378
                                    -----------   -----------   -----------    -----------
Operating income (loss) .........   $       544   $       634   $       (80)   $     1,098
                                    ===========   ===========   ===========    ===========

Interest ........................   $       364   $       520   $       368    $     1,252
Depreciation ....................           291           116                          407
Real estate improvements ........           210            --            --            210
Assets ..........................        28,607        21,017        24,929         74,553

       THREE MONTHS ENDED           COMMERCIAL
         MARCH 31, 2003             PROPERTIES    APARTMENTS       LAND           TOTAL
---------------------------------   -----------   -----------   -----------    -----------
Rents ...........................   $     1,210   $     1,309   $        --    $     2,519
Property operating expenses .....           583           549            64          1,196
                                    -----------   -----------   -----------    -----------
Operating income (loss) .........   $       627   $       760   $       (64)   $     1,323
                                    ===========   ===========   ===========    ===========

Interest ........................   $       406   $       260   $       282    $       949
Depreciation ....................           337           127                          464
Real estate improvements ........            41            --           187            229
Assets ..........................        33,411        21,483        24,680         79,574

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8.   ADVISORY FEES, PROPERTY MANAGEMENT, ETC.

Revenue, fees and cost reimbursements to BCM and its affiliates for the three months ended:

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                   -----------------------
                                                      2003         2002
                                                   ----------   ----------
Fees
  Advisory .....................................   $      167   $      186
  Net income ...................................           --          411
  Property and construction management and
   leasing commissions* ........................          108           51
                                                   ----------   ----------
                                                   $      275   $      648
                                                   ==========   ==========

Cost reimbursements ............................   $       92   $       81
                                                   ==========   ==========

----------

* Net of property management fees paid to subcontractors, other than GS Realty, Inc., which is owned by an affiliate of BCM.

NOTE 9.   DISCONTINUED OPERATIONS

Effective January 1, 2002, IORI adopted Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as "held for sale" on the balance sheet. In the event of a future asset sale, IORI is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9.   DISCONTINUED OPERATIONS (Continued)

For the three months ended March 31, 2002, income from discontinued operations relates to two properties that IORI sold during 2002. The following table summarizes revenue and expense information for the properties sold.

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                     -----------------------
                                                        2003         2002
                                                     ----------   ----------
Revenue
  Rental .........................................   $       --   $      281
  Property Operations ............................           --          444
                                                     ----------   ----------
    Operating loss ...............................           --         (163)

Expenses
  Interest .......................................           --          114
  Depreciation ...................................           --           36
                                                     ----------   ----------
    Total expenses ...............................           --          150

Net loss from discontinued operations before
 gains on sale of operations .....................           --         (313)

Gain on sale of operations .......................           --        7,105
                                                     ----------   ----------

Net loss from discontinued operations ............   $       --   $    6,792
                                                     ==========   ==========

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Liquidity. Although management anticipates that IORI will generate excess cash from commercial operations in 2003 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. IORI has $16.5 million in debt due within one year. Management will need to refinance or sell real estate and incur additional borrowings against real estate to meet IORI's cash requirements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of IORI's financial condition and results of operations and require management's most difficult, complex or subjective judgments. IORI's critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

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

IORI's allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and IORI's assessment of its ability to meet its lease or interest obligations. IORI's estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions. Typically, IORI's notes receivable are collateralized by income producing real estate. IORI had no notes receivable at March 31, 2003 and December 31, 2002.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2003, were $176,000, compared with $10,000 at December 31, 2002. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2003 due to increased rental receipts at its properties, however, such excess will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

The Company reported a net loss of $998,000 for the three months ended March 31, 2003, which included the following non-cash charges: depreciation of $407,000, loss of equity partnerships of $15,000, decreases in other assets of $356,000 and decreases in other liabilities of $134,000. Net cash used in operating activities amounted to $354,000 for the three months ended March 31, 2003. During the quarter ended March 31, 2003 the decrease in other liabilities was due to a decrease in accounts payable and the decrease in other assets was due to amortization of deferred borrowing costs and a decrease in accounts receivable from affiliates. Net cash provided by investing activities of $719,000 was comprised of funding of partnerships of $6,000, real estate improvements of $210,000 and advances from BCM of $935,000. Net cash used in financing activities of $199,000 was comprised of payments on notes payable of $183,000 and deferred financing expense of $16,000.

In the first quarter of 2002, IORI sold one office building for $15.5 million, receiving net cash of $7.8 million after the payoff of existing debt and the payment of various closing costs. IORI also funded two loans in the first quarter of 2002 for $7.1 million.

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

Results of Operations

For the first quarter of 2003, IORI had a net loss of $998,000, as compared to net income of $5.1 million for the corresponding period in 2002, which included gains on sale of on real estate totaling $7.1 million in 2002. Fluctuations in components of revenue and expense between the 2003 and 2002 periods are discussed below.

Rents for the first quarter of 2003, decreased to $2.48 million, as compared to $2.52 million in the corresponding period in 2002. Of this decrease, $65,000 was due to a decrease in occupancy at IORI's commercial properties. These decreases were offset by an increase of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

$22,000 due to increased occupancies at IORI's apartments. Rental income for the remaining quarters of 2003 are expected to decline when IORI selectively sells properties.

Property operations expense increased in the first quarter of 2003, to $1.4 million, as compared to $1.2 million in the corresponding period in 2002. Of this increase, $158,000 and $29,000 were due to increased repairs and personnel costs, respectively. Operating expense for the remaining quarters of 2003 are expected to decline when IORI selectively sells properties.

There was no interest income in the first quarter of 2003 as compared to $37,000 in the corresponding period in 2002. The decrease was due to all of the notes being collected in 2002.

Interest expense for the first quarter of 2003 increased to $1.2 million from $949,000 in the corresponding period in 2002. Of this increase, $189,000 was due to the refinancing of IORI's residential properties, $86,000 was due to the refinancing of a parcel of unimproved land, and a decrease of $41,000 was due to lower variable interest rates at IORI's commercial properties. Interest expense for the remaining quarters of 2003 is expected to decrease due to lower variable interest rates and the paydown of debt.

Depreciation expense for the first quarter of 2003 decreased to $407,000 from $464,000 in the corresponding period in 2002. The decrease was due to a decrease of $57,000 from the full depreciation of tenant improvements. Depreciation for each of the remaining quarters of 2003, is expected to approximate the first quarter of 2003.

Advisory fee expense in the first quarter of 2003 was $167,000, as compared to $186,000 in the corresponding period in 2002. The advisory fee is based on IORI's gross assets. Advisory fees for the remainder of 2003 are expected to decrease when IORI selectively sells properties.

Net income fee was $411,000 in the first quarter of 2002. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

General and administrative expense was $255,000 for the first quarter of 2003 as compared to $285,000 in the corresponding period in 2002. The decrease was primarily due to a decrease in professional fees. General and administrative expense for each of the remaining quarters of 2003 is expected to approximate that of the first quarter.

Related Party Transactions

Historically, IORI, ARI, BCM and TCI have each engaged in and may continue to engage in business transactions, including real estate partnerships with related parties. Management believes that all of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Related Party Transactions (Continued)

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

Tax Matters

As more fully discussed in IORI's 2002 Form 10-K, for the year 2002 IORI elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 and 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such was not taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders. Due to the completion of the tender offer by ARI, an affiliate, and the resulting concentration of ownership, IORI no longer met the requirements for tax treatment as a REIT under the Code as of January 1, 2003, and is prohibited for re-qualifying for REIT status for at least five years.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had a loss for federal income tax purposes in the first quarter of 2003 and a loss for federal income tax purposes after the use of net operating loss carryforwards in the first quarter of 2002; therefore, it recorded no provision for income taxes.

At March 31, 2003, IORI had a net deferred tax asset of $4.9 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At March 31, 2003, IORI's exposure to a change in interest rates on its debt is as follows:

                                                                     WEIGHTED        EFFECT OF 1%
                                                                      AVERAGE        INCREASE IN
                                                      BALANCE      INTEREST RATE      BASE RATES
                                                   -------------   -------------    -------------
Wholly-owned debt:
 Variable rate .................................   $      12,440            9.26%   $         124
                                                   =============                    =============

Total decrease in IORI's annual net income .....                                    $         124
                                                                                    =============

Per share ......................................                                    $         .09
                                                                                    =============

ITEM 4.   CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On November 15, 2002, ARI commenced tender offers for shares of common stock of IORI and TCI. The price per share to be paid was $19.00 for IORI shares and $17.50 for TCI shares. The tender offers were made as an alternative under the settlements resulting from a failure of timely completion of the SEC review process of a registration statement for proposed mergers among ARI subsidiaries and IORI and TCI. ARI deferred further action on the mergers, pending completion of the tender offer.

The tender offers were completed on March 19, 2003. Pursuant to the tender offers, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offers fulfilled the remaining obligations under the Olive Settlement and the Olive Litigation has been dismissed with prejudice.

Effective March 2003, IORI financial results will be consolidated in the ARI Form 10-Q and related consolidated financial statements.

For further information refer to NOTE 17. "COMMITMENTS AND CONTINGENCIES AND LIQUIDITY," included in IORI's Form 10-K for the year ended December 31, 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  EXHIBIT
   NUMBER                                DESCRIPTION
  -------    -------------------------------------------------------------------
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

                                       INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 15, 2003                     By:          /s/ Ronald E. Kimbrough
                                            ------------------------------------
                                            Ronald E. Kimbrough
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer
                                            and Acting Principal Executive
                                            Officer)

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

Date: May 15, 2003                                  /s/ Ronald E. Kimbrough
                                            ------------------------------------
                                            Ronald E. Kimbrough
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer and
                                            Acting Principal Executive Officer)

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 2003

 EXHIBIT                                                                   PAGE
  NUMBER                          DESCRIPTION                             NUMBER
 -------  ------------------------------------------------------------    ------
   99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.        23