Form 10-Q
period 2003-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2003-08-14
CIK 949961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

                         Commission File Number 1-14784

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock, $.01 par value                          1,438,945
----------------------------               ------------------------------
         (Class)                           (Outstanding at July 31, 2003)

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,         December 31,
                                                                                  2003                2002
                                                                                 --------         ------------
                                                                                     (dollars in thousands,
                                                                                       except per share)
                                ASSETS

Real estate held for investment ..............................................   $ 75,722         $     82,252
Less - accumulated depreciation ..............................................     (7,191)              (7,502)
                                                                                 --------         ------------
                                                                                   68,531               74,750
Real estate held for sale ....................................................      5,000                    -
Investment in real estate partnerships .......................................        599                  609
Cash and cash equivalents ....................................................        274                   10
Other assets (including $10,511 in 2003 and $10,497 in 2002 from affiliates)..     14,986               14,816
                                                                                 --------         ------------
                                                                                 $ 89,390         $     90,185
                                                                                 ========         ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                                         June 30,   December 31,
                                                                                           2003         2002
                                                                                         --------   -----------
                                                                                         (dollars in thousands,
                                                                                            except per share)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Notes and interest payable...........................................................    $ 46,649   $    47,351
Liabilities related to assets held for sale .........................................       4,056         4,081
Other liabilities (including $32 in 2003 and $33 in 2002 to affiliates)..............       1,744         1,446
                                                                                         --------   -----------
                                                                                           52,449        52,878

Commitments and contingencies .......................................................           -             -

Stockholders' equity

Common Stock, $.01 par value;  authorized  10,000,000 shares;  issued and outstanding
1,438,945 shares in 2003 and 2002.....................................................         14            14
Paid-in capital ......................................................................     62,774        62,774
Accumulated deficit ..................................................................    (25,847)      (25,481)
                                                                                         --------   -----------
                                                                                           36,941        37,307
                                                                                         --------   -----------
                                                                                         $ 89,390   $    90,185
                                                                                         ========   ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Three Months      For the Six Months
                                           Ended June 30,           Ended June 30,
                                       --------------------      ------------------
                                         2003         2002        2003        2002
                                       -------      -------      -------     ------
                                          (dollars in thousands, except per share)
Property revenue
   Rents ..........................    $ 2,445      $ 2,302      $ 4,712    $ 4,644

Property expense
   Property operations(including
     $-0- in 2003 and $96 in 2002
     to affiliates and related
     parties) .....................      1,355        1,299        2,612      2,460
                                       -------      -------      -------     ------
   Operating income ...............      1,090        1,003        2,100      2,184

Other income
   Interest .......................        614          310          614        348
   Equity in income (loss) of
      equity partnerships .........          -           48          (15)        30
   Recovery of loss provision on
      receivable from related party      1,569            -        1,569          -
                                       -------      -------      -------     ------
                                         2,183          358        2,168        378

Other expense
   Interest .......................      1,185        1,252        2,341      2,146
   Depreciation ...................        490          425          849        860
   Advisory fee to affiliate ......        167          163          334        348
   Net income fee to affiliate ....          -            -            -        411
   Provision for loss .............          -            -            -        767
   Impairment loss on real estate
      held for sale                        653            -          653          -
   General and administrative
   (including $-0- in 2003 and
     $157 in 2002 to affiliates
     and related parties) .........        114          352          369        637
                                       -------      -------      -------     ------
                                         2,609        2,192        4,546      5,169
                                       -------      -------      -------     ------
Net income (loss) from continuing
operations ........................        664         (831)        (278)    (2,607)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Three Months          For the Six Months
                                                                      Ended June 30,               Ended June 30,
                                                                 ------------------------       -----------------------
                                                                   2003            2002            2003          2002
                                                                 ---------      ---------       ----------    ---------
                                                                      (dollars in thousands, except per share)
Discontinued operations:
   Income (loss) from operations ..........................             (32)           (58)            (88)         (314)
   Gain on sale of operations .............................               -              -               -         7,105
                                                                 ----------     ----------      ----------    ----------
                                                                        (32)           (58)            (88)        6,791
                                                                 ----------     ----------      ----------    ----------
Net income (loss)..........................................      $      632     $     (889)     $     (366)   $    4,184
                                                                 ==========     ==========      ==========    ==========
Earnings (loss) per share
   Net income (loss) from continuing operations............      $      .46     $     (.58)     $     (.19)   $    (1.81)
   Discontinued operations ................................            (.02)          (.04)           (.06)         4.73
                                                                 ----------     ----------      ----------    ----------
      Net income (loss)....................................      $      .44     $     (.62)     $     (.25)   $     2.92
                                                                 ==========     ==========      ==========    ==========

Weighted average Common shares used in computing earnings
per share..................................................       1,438,945      1,438,945       1,438,945     1,438,945
                                                                 ==========     ==========      ==========    ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2003

                                          COMMON STOCK             PAID-IN         ACCUMULATED     STOCKHOLDERS'
                                      SHARES        AMOUNT         CAPITAL           DEFICIT          EQUITY
                                    ---------      ---------      ----------       -----------     -------------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2003......      1,438,945      $      14      $   62,774       $   (25,481)     $   37,307
Net loss .....................              -              -               -              (366)           (366)
                                    ---------      ---------      ----------       -----------      ----------
BALANCE, JUNE 30, 2003........      1,438,945      $      14      $   62,774       $   (25,847)     $   36,941
                                    =========      =========      ==========       ===========      ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Six Months
                                                                                   Ended June 30,
                                                                               --------------------
                                                                                 2003        2002
                                                                               --------    --------
                                                                               (dollars in thousands)
Net income (loss) ..........................................................   $   (366)   $  4,184
   Reconciliation of net income (loss) to net
         cash used in operating activities
   Adjustments to reconcile net income (loss)
         to net cash used in operating activities
         Depreciation ......................................................      1,187       1,290
         (Income) loss on impairment of fixed asset ........................        653      (7,105)
         (Income) loss of equity partnerships ..............................         15         (30)
         Distributions from equity partnerships' operating cash flow .......         --          42
         Provision for loss ................................................         --        (767)
         Change in interest receivable .....................................        (85)       (183)
         Change in other assets ............................................       (215)        884
         Change in interest payable ........................................       (369)         (4)
         Change in other liabilities .......................................        298         346
                                                                               --------    --------

         Net cash provided by (used in) operating activities ...............      1,118      (1,343)

Cash Flows from Investing Activities
   Collections on notes receivable .........................................         --         500
   Funding of notes receivable (including $5,109 in 2002 to related parties)                 (7,109)
   Funding of equity partnerships ..........................................         --          (5)
   Real estate improvements ................................................       (362)       (317)
   Proceeds from sale of real estate .......................................         --      14,575
                                                                               --------    --------

         Net cash provided by (used in) investing
            activities .....................................................       (362)      7,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                       ---------------------
                                                                                         2003         2002
                                                                                       --------    ---------
                                                                                       (dollars in thousands)
Cash Flows from Financing Activities
   Payments on notes payable .......................................................   $   (358)   $ (23,134)
   Proceeds from notes payable .....................................................          -       23,152
   Payments to affiliate ...........................................................          -       (3,920)
   Payments to advisor .............................................................        (14)      (1,507)
   Deferred financing costs ........................................................       (120)        (889)
                                                                                       --------    ---------
         Net cash used in financing activities .....................................       (492)      (6,298)

Net increase in cash and cash equivalents ..........................................        264            3

Cash and cash equivalents, beginning of period .....................................         10           66
                                                                                       --------    ---------
Cash and cash equivalents, end of period............................................   $    274    $      69
                                                                                       ========    =========
Supplemental Disclosures of Cash Flow Information
   Cash paid for interest..........................................................    $  2,496    $     974

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). Dollar amounts in tables are in thousands, except per share amounts.

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

In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require IORI to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 that related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.

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

Effective June 30, 2003 IORI terminated its Advisory Agreement with Basic Capital Management, Inc. Basic Capital Management, Inc. had served as IORI's advisor since 1989. On July 1, 2003 IORI entered into an Advisory Agreement with Syntek West, Inc., the owner and holder of approximately 54.3% of IORI's common stock. All of the issued and outstanding stock of Syntek West, Inc. is owned by Gene Phillips. The new advisory agreement with Syntek West, Inc. contains the same terms as the old one with Basic Capital Management, Inc.

NOTE 2. REAL ESTATE

In 2003, IORI sold the following property:

                                                 SALES     NET CASH        DEBT        GAIN
    PROPERTY             LOCATION      SQ.FT.    PRICE     RECEIVED     DISCHARGED    ON SALE
---------------         ----------    -------    -----     --------     ----------    -------
THIRD QUARTER
OFFICE BUILDING
5600 MOWRY              NEWARK, CA    56,120     $5,000    $  1,113      $   4,056     $  653
                                      SQ.FT.

In 2002, IORI sold the following property:

                                                  SALES     NET CASH        DEBT        GAIN
    PROPERTY              LOCATION      SQ.FT.    PRICE     RECEIVED     DISCHARGED    ON SALE
---------------           --------      ------    -----     --------     ----------    -------
FIRST QUARTER
OFFICE BUILDING
DALEY CORPORATE        SAN DIEGO, CA   124,059   $15,500    $  7,820     $    6,618    $ 7,105
CENTER                                 SQ.FT.

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

ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. Management classified this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property's fair value after costs to sell, even though ARI had guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million in proceeds after the payment of the first lien debt and various closing costs and IORI recognized an additional loss of $801,000 on its note. The $3.5 million received by ARI is included within other assets in the accompanying December 31, 2002 Consolidated Balance Sheet. The remaining $1.5 million is included within other assets in the accompanying June 30, 2003 Consolidated Balance Sheet. In April 2003, IORI received a $2.0 million paydown from ARI on the receivable.

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

At June 30, 2003, IORI had receivables of $1,797,000, $3,454,000 and $5,260,000 from BCM, ARI and TCI, respectively.

NOTE 5. NOTES AND INTEREST PAYABLE

In April 2002, IORI sold all of its residential properties to partnerships controlled by Metra Capital, LLC ("Metra"). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, and the 114 unit Sinclair, located in Midland, Texas, and the 106 unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a director until July 2003 of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. The sale constituted 23.39% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." IORI will continue to report the assets and the new debt incurred by the Metra partnerships on the IORI financial statements. The new debt on the properties totals $21.3 million, bears interest at 7.57% per annum, requires monthly interest only payments of $135,000 and matures in May 2012. IORI also received $5.2 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

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

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of June 30, 2003.

                                                                       BCM        ARI        TCI
                                                                     -------    -------    -------
Balance, December 31, 2002........................................   $ 1,696    $ 3,541    $ 5,260
  Cash transfers .................................................     3,616         --         --
  Cash repayments ................................................    (3,277)    (2,000)        --
  Other additions ................................................       784      1,913         --
  Other repayments ...............................................    (1,022)        --         --
                                                                     -------    -------    -------
Balance, June 30, 2003............................................   $ 1,797    $ 3,454    $ 5,260
                                                                     =======    =======    =======

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, income or
(loss) of equity partnerships, and recovery of loss provision on receivable from related party which totaled $2.2 million and $2.2 million for the three and six months ended June 30, 2003, and income of $358,000 and $378,000 for the three and six months ended June 30, 2002. Expenses that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for losses, impairment loss on real estate held for sale, and discontinued operations which totaled $966,000 and $1.4 million for the three and six months ended June 30, 2003, and $573,000 and $2.5 million for the three and six months ended June 30, 2002.

Excluded from operating segment assets are assets of $15.9 million at June 30, 2003, and $16.5 million at June 30, 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2003 and 2002, and each segment's assets at June 30.

                 Three Months Ended                      Commercial
                   June 30, 2003                         Properties    Apartments         Land         Total
                 ------------------                      ----------    ----------       -------       -------
Rents...............................................     $    1,115    $    1,330       $    --       $ 2,445
Property operating expenses ........................            522           753            80         1,355
                                                         ----------    ----------       -------       -------
Operating income (loss).............................     $      593    $      577       $   (80)      $ 1,090
                                                         ==========    ==========       =======       =======
Interest............................................     $      307    $      500       $   378       $ 1,185
Depreciation .......................................            414            76             -           490
Real estate improvements ...........................            155            --            --           155
Assets .............................................         27,661        20,941        24,929        73,531

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7. OPERATING SEGMENTS (CONTINUED)

                  Six Months Ended                      Commercial
                   June 30, 2003                        Properties        Apartments     Land        Total
              ------------------------                  ----------        ----------   --------    ---------
Rents...............................................    $    2,047        $    2,665   $      -    $  4,712
Property operating expenses ........................           996             1,454        162       2,612
                                                        ----------        ----------   --------    --------

Operating income (loss).............................    $    1,051        $    1,211   $   (162)   $  2,100
                                                        ==========        ==========   ========    ========

Interest............................................    $      577        $    1,019   $    745    $  2,341
Depreciation .......................................           657               192          -         849
Real estate improvements ...........................           365                 -          -         365
Assets .............................................        27,661            20,941     24,929      73,531

                 Three Months Ended                     Commercial
                   June 30, 2002                        Properties        Apartments     Land        Total
              ------------------------                  ----------        ----------   --------    ---------
Rents...............................................    $      962        $    1,340   $      -    $   2,302
Property operating expenses.........................           547               681         71        1,299
                                                        ----------        ----------   --------    ---------

Operating income (loss).............................    $      415        $      659   $    (71)   $   1,003
                                                        ==========        ==========   ========    =========

Interest............................................    $      328        $      550   $    374    $   1,252
Depreciation........................................           301               124                     425
Real estate improvements............................             -                 -         88           88
Assets..............................................        33,051            21,359     24,769       79,179

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7. OPERATING SEGMENTS (CONTINUED)

                  Six Months Ended                      Commercial
                   June 30, 2002                        Properties   Apartments     Land     Total
            ----------------------------                ----------   ----------   -------   --------
Rents...............................................    $    1,995   $    2,649   $    --   $  4,644
Property operating expenses ........................         1,095        1,230       135      2,460
                                                        ----------   ----------   -------   --------
Operating income (loss).............................    $      900   $    1,419   $  (135)  $  2,184
                                                        ==========   ==========   =======   ========

Interest............................................    $      681   $      809   $   656   $  2,146
Depreciation ........................................          608          252        --        860
Real estate improvements ............................           41           --       276        317
Assets ..............................................       33,051       21,359    24,769     79,179

                                                         Commercial
Property Sales:                                          Properties       Total
                                                        -----------      -------
Sales prices........................................    $    15,500      $15,500
Cost of sales ......................................          8,395        8,395
                                                        -----------      -------
Gain on sale........................................    $     7,105      $ 7,105
                                                        ===========      =======

NOTE 8. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.

Revenue, fees and cost reimbursements to BCM and its affiliates for the six months ended:

                                                                                             For the Six Months
                                                                                               Ended June 30,
                                                                                             ------------------
                                                                                             2003         2002
                                                                                             -----        -----
Fees
   Advisory.............................................................................     $ 334        $186
   Net income ..........................................................................        --         411
   Property and construction management and
     leasing commissions* ..............................................................       194          51
                                                                                             -----        ----
                                                                                             $ 528        $648
                                                                                             =====        ====
Cost reimbursements.....................................................................     $ 132        $ 81
                                                                                             =====        ====

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

For the three months and six months ended June 30, 2003 income from discontinued operations relates to a property that IORI sold in 2003.

For the three months and six months ended June 30, 2002, income from discontinued operations relates to two properties that IORI sold during 2002 and a property that IORI sold in 2003. The following table summarizes revenue and expense information for the properties sold.

                                                                               FOR THE THREE                 FOR THE SIX
                                                                                  MONTHS                        MONTHS
                                                                               ENDED JUNE 30,               ENDED JUNE 30,
                                                                        ---------------------------   -------------------------
                                                                            2003           2002           2003          2002
                                                                        -------------   -----------   -----------   -----------
REVENUE

 RENTAL...............................................................  $         143   $       229   $       352   $       687
 PROPERTY OPERATIONS..................................................             80           133           201           613
                                                                        -------------   -----------   -----------   -----------
   OPERATING INCOME (LOSS)............................................             63            96           151            74

EXPENSES
 INTEREST.............................................................             63            97           159           265
 DEPRECIATION.........................................................             32            57            80           123
                                                                        -------------   -----------   -----------   -----------
   TOTAL EXPENSES.....................................................             95           154           239           388

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS
BEFORE GAINS ON SALE OF REAL ESTATE...................................            (32)          (58)          (88)         (314)

GAIN ON SALE OF OPERATIONS............................................             --            --            --         7,105
                                                                        -------------   -----------   -----------   -----------

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS........................  $         (32)  $       (58)  $       (88)  $     6,791
                                                                        =============   ===========   ===========   ===========

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 9. DISCONTINUED OPERATIONS - CONTINUED

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Liquidity. Although management anticipates that IORI will generate excess cash from commercial operations in 2003 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. IORI has $6.5 million in debt due within one year. Management will need to refinance or sell real estate and incur additional borrowings against real estate to meet IORI's cash requirements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IORI's allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and IORI's assessment of its ability to meet its lease or interest obligations. IORI's estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions. Typically, IORI's notes receivable are collateralized by income producing real estate. IORI had notes receivable of $97,000 and $-0- at June 30, 2003 and December 31, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2003, were $274,000, compared with $10,000 at December 31, 2002. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2003 due to increased rental receipts at its properties, however, such excess will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

The Company reported a net loss of $366,000 for the six months ended June 30, 2003, which included the following non-cash charges: depreciation of $1.2 million, loss of equity partnerships of $15,000, impairment loss of $653,000 and decrease in other assets of $300,000 and increase in other liabilities of $71,000. Net cash provided by operating activities amounted to $1.1 million for the six months ended June 30, 2003. During the six months ended June 30, 2003 the increase in other assets was due to an increase in accounts receivable from affiliates and the increase in other liabilities was due to an increase in accrued property taxes. Net cash used in investing activities of $362,000 was comprised of real estate improvements of $362,000. Net cash used in financing activities of $492,000 was comprised of payments on notes payable of $358,000 and deferred financing costs and other costs of $134,000.

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

RESULTS OF OPERATIONS

IORI had net income of $632,000 for the three months ended June 30, 2003, and a net loss of $366,000 for the six months ended June 30, 2003, which included an impairment on real estate held for sale of $653,000 and a recovery of a previous impairment of an asset of $1.6 million, as compared to net loss of $889,000 and net income of $4.2 million for the corresponding periods in 2002. Fluctuation in components of revenue and expense between the 2003 and 2002 periods are discussed below.

Rents in the three and six months ended June 30, 2003, were $2.4 million and $4.7 million as compared to $2.3 million and $4.6 million in the corresponding period in 2002. This slight overall increase was due to an overall increase in occupancy in IORI's commercial and residential properties. Rental income for the remaining quarters of 2003 are expected to decline when IORI selectively sells properties.

Property operations expense in the three and six months ended June 30, 2003 were $1.4 million and $2.6 million, as compared to $1.3 million and $2.5 million in the corresponding periods in 2002. This slight increase was due to increased repairs and personnel costs. Property operations expense for the remainder of 2003 is expected decline when IORI selectively sells properties.

Interest income in the three and six months ended June 30, 2003 were $614,000 and $614,000 as compared to $310,000 and $348,000 in the corresponding periods in 2002. The increase reflects additional interest income earned on the reinstated note receivable previously written off in 2002, but collected in 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2003, IORI recorded a Recovery of loss provision on receivable from related party in the amount of $1.5 million. This represents the amounts received or to be received from a related party of an amount that was written off in late 2002.

Interest expense in the three and six months ended June 30, 2003 were $1.2 million and $2.3 million, as compared to $1.3 million and $2.1 million in the corresponding periods in 2002. The increase was due to refinancing IORI's residential properties and a parcel of unimproved land, partially offset by a decrease in variable interest rates at IORI's commercial properties. Interest expense for the remaining quarters of 2003 may decrease due to lower variable interest rates and the paydown of debt.

Depreciation expense in the three and six months ended June 30, 2003 were $490,000 and $849,000, as compared to $425,000 and $860,000 in the corresponding periods in 2002.

Advisory fee expense in the three and six months ended June 30,2003 were $167,000, and $334,000 as compared to $163,000 and $348,000 in the corresponding period in 2002. The advisory fee is based on IORI's gross assets. Advisory fees for the remainder of 2003 are expected to decrease when IORI selectively sells properties.

Net income fee was $411,000 in the first quarter of 2002. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

For the three and six months ended June 30, 2003, IORI recorded an asset impairment of $653,000 representing the writedown of the 5600 Mowry Building in Newark, California to its estimated fair value. The property was sold in July 2003 for $5.0 million.

General and administrative expense in the three and six months ended June 30, 2003 were $114,000 and $369,000, as compared to $352,000 and $637,000 in the corresponding periods in 2002. The decrease was primarily due to a decrease in insurance premiums and investor relations expenses in 2003.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had a loss for federal income tax purposes in the first six months of 2003; therefore, it recorded no provision for income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TAX MATTERS - CONTINUED

At June 30, 2003, IORI had a net deferred tax asset of approximately $5.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2003, IORI's exposure to a change in interest rates on its debt is as follows:

                                                   Weighted       Effect of 1%
                                                    Average        Increase In
                                      Balance    Interest Rate     Base Rates
                                      --------   -------------    ------------
Wholly-owned debt:
 Variable rate....................    $ 12,332       9.26%        $        123
                                      ========                    ============

Total decrease in IORI's annual
 net income.......................                                $        123
                                                                  ============

Per share.........................                                $        .09
                                                                  ============

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

OLIVE LITIGATION SETTLEMENT

On November 15, 2002, ARI commenced tender offers for shares of common stock of IORI and TCI. The price per share to be paid was $19.00 for IORI shares and $17.50 for TCI shares. The tender offers were made as an alternative under settlement resulting from a failure of timely completion of the SEC review process of a registration statement for proposed mergers among ARI subsidiaries and IORI and TCI.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
 Number                              Description
 ------                              -----------
  31.1      Certification Pursuant to Rules 13a-14 and 15d-14 Under the
            Securities Exchange Act of 1934, as Adopted Pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002, filed herewith.

  32.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)  Reports on Form 8-K as follows:

     A Current Report on Form 8-K, dated June 2, 2003, was filed with respect to
     Item 1. "Changes in Control of Registrant", which reports the exchange of IORI stock between Syntek West, Inc. and Basic Capital Management, Inc. resulting in Syntek West, Inc. owning 54.3% of the outstanding stock of IORI and that Syntek West, Inc. is 100% owned by Gene E. Phillips.

     A Current Report on Form 8-K, dated July 1, 2003, was filed with respect to
     Item 4. "Changes in Registrant's Certifying Accountant" and Item 5. "Other Events and Regulation FD Disclosure" which reports the change of IORI's certifying accountant from BDO Seidman to Farmer, Fuqua & Huff, P.C. and the termination of IORI's advisory agreement with Basic Capital Management, Inc. and the establishment of IORI's advisory agreement with Syntek West, Inc.

     A Current Report on Form 8-K/A, dated July 1, 2003, was filed with respect to Item 4. "Changes in Registrant's Certifying Accountant" and Item 5. "Other Events and Regulation FD Disclosure" which reports the change of IORI's certifying accountant from BDO Seidman to Farmer, Fuqua & Huff, P.C. and the termination of IORI's advisory agreement with Basic Capital Management, Inc. and the establishment of IORI's advisory agreement with Syntek West, Inc. The Form 8-K/A was filed to include an additional exhibit related to the change in certifying accountants.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INCOME OPPORTUNITY REALTY INVESTORS,
                                          INC.

Date: August 14, 2003                     By:     /s/ Ronald E. Kimbrough
                                             ----------------------------------
                                           Ronald E. Kimbrough
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer
                                           and Acting Principal Executive
                                           Officer)

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                       For the Quarter ended June 30, 2003

Exhibit
 Number                               Description
 ------                               -----------
  31.1      Certification Pursuant to Rules 13a-14 and 15d-14 Under the
            Securities Exchange Act of 1934, as Adopted Pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002.

  32.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.