Form 10-Q
period 2003-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2003-11-14
CIK 949961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                                          ------------------


                         Commission File Number 1-14784
                                                -------



                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




                   NEVADA                                  75-2615944
      -------------------------------                  ------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)


1800 Valley View Lane, Suite 300, Dallas, Texas,            75234
------------------------------------------------         ----------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (469) 522-4200
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ]. No [X].

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [ ].


Common Stock, $.01 par value                               1,438,945
----------------------------                  ---------------------------------
         (Class)                              (Outstanding at November 1, 2003)

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,      December 31,
                                                          2003              2002
                                                     -------------      -------------
                                                          (dollars in thousands,
                                                               except per share)
                        ASSETS
Real estate held for investment ................     $      41,001      $      80,776
Less - accumulated depreciation ................            (5,712)            (6,026)
                                                     -------------      -------------

                                                            35,289             74,750

Real estate held for sale ......................            32,978                 --

Investment in real estate partnerships .........               586                609
Cash and cash equivalents ......................               359                 10
Other assets (including $10,751 in 2003 and
  $10,497 in 2002 from affiliates) .............            14,563             14,816
                                                     -------------      -------------
                                                     $      83,775      $      90,185
                                                     =============      =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                     September 30,      December 31,
                                                         2003               2002
                                                     -------------      -------------
                                                          (dollars in thousands,
                                                             except per share)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Notes and interest payable .....................     $      31,466      $      51,432
Liabilities related to asset held for sale .....            15,077                 --
Other liabilities (including $30 in 2003
  and $33 in 2002 to affiliates) ...............             1,268              1,446
                                                     -------------      -------------
                                                            47,811             52,878

Commitments and contingencies ..................                --                 --

Stockholders' equity

Common Stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding
  1,438,945 shares in 2003 and 2002 ............                14                 14
Paid-in capital ................................            62,774             62,774
Accumulated deficit ............................           (26,824)           (25,481)
                                                     -------------      -------------
                                                            35,964             37,307
                                                     -------------      -------------
                                                     $      83,775      $      90,185
                                                     =============      =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        For the Three Months     For the Nine Months
                                        Ended September 30,      Ended September 30,
                                       ---------------------     ---------------------
                                        2003          2002        2003         2002
                                       -------      -------      -------      -------
                                          (dollars in thousands, except per share)
Property revenue
  Rents ..........................     $ 1,970      $ 1,769      $ 5,871      $ 5,840

Property expense
  Property operations
    (including $278 in 2003
    and $517 in 2002 to
    affiliates and related
    parties) .....................       1,182          972        3,162        2,854
                                       -------      -------      -------      -------
  Operating income ...............         788          797        2,709        2,986

Other income
  Interest .......................          12          185          626          533
  Equity in income (loss) of
    equity partnerships
                                           (13)          61          (28)          91
  Recovery of loss provision
    on receivable from
    related party ................          --           --        1,569           --
                                       -------      -------      -------      -------
                                            (1)         246        2,167          624

Other expense
  Interest .......................         523          416        1,832        1,647
  Depreciation ...................         178          218          909          895
  Advisory fee to affiliate ......         164          197          498          544
  Net income fee to affiliate ....          --           --           --          411
  Provision for loss .............          --           --           --          767
  Provision for asset
    impairment ...................          35          336          688          336
  General and administrative
    (including $294 in 2003
    and $189 in 2002 to
    affiliates and related
    parties) .....................         323          291          692          929
                                       -------      -------      -------      -------
                                         1,223        1,458        4,619        5,529
                                       -------      -------      -------      -------

Net income (loss) from
  continuing operations ..........        (436)        (415)         257       (1,919)






The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three Months                  For the Nine Months
                                               Ended September 30,                   Ended September 30,
                                        --------------------------------      --------------------------------
                                             2003               2002               2003              2002
                                        -------------      -------------      -------------      -------------
                                                      (dollars in thousands, except per share)
Discontinued operations:
  (Loss) from operations...........              (541)              (824)            (1,600)            (2,241)
  Gain on sale of operations.......                --                 --                 --              7,105
                                        -------------      -------------      -------------      -------------
                                                 (541)              (824)            (1,600)             4,864
                                        -------------      -------------      -------------      -------------

Net income (loss) .................     $        (977)     $      (1,239)     $      (1,343)     $       2,945
                                        =============      =============      =============      =============
Earnings (loss) per share
  Net income (loss) from
    continuing operations .........     $        (.30)     $        (.29)               .18      $       (1.33)
  Discontinued operations .........              (.38)              (.57)             (1.11)              3.38
                                        -------------      -------------      -------------      -------------
    Net income (loss) .............     $        (.68)     $        (.86)     $        (.93)     $        2.05
                                        =============      =============      =============      =============

Weighted average Common shares
  used in computing earnings
  per share .......................         1,438,945          1,438,945          1,438,945          1,438,945
                                        =============      =============      =============      =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Six Months Ended September 30, 2003


                                       COMMON STOCK
                                     ------------------   PAID-IN    ACCUMULATED    STOCKHOLDERS'
                                       SHARES    AMOUNT   CAPITAL      DEFICIT         EQUITY
                                     ---------   ------   --------   -----------    -------------
                                                       (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2003 ........    1,438,945   $   14   $62,774    $   (25,481)   $      37,307
                                     ---------   ------   -------    -----------    -------------
Net loss ........................           --       --        --         (1,343)          (1,343)
                                     ---------   ------   -------    -----------    -------------
BALANCE, SEPTEMBER 30, 2003 .....    1,438,945   $   14   $62,774    $   (26,824)   $      35,964
                                     =========   ======   =======    ===========    =============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Nine Months
                                                                 Ended September 30,
                                                               ----------------------
                                                                 2003          2002
                                                               --------      --------
                                                               (dollars in thousands)
Net income (loss) ........................................     $ (1,343)     $  2,945
  Reconciliation of net income (loss) to net
    cash used in operating activities
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities
  Depreciation and amortization ..........................        1,422         1,446
  Gain on sale of real estate ............................           --        (7,105)
  Loss on impairment of fixed asset ......................          688           336
  (Income) loss of equity partnerships ...................           23           (91)
  Distributions from equity partnerships'
    operating cash flow ..................................           --            79
  Provision for loss on note receivable ..................           --           767
  Change in interest receivable ..........................          (85)         (259)
  Change in other assets .................................        1,222           606
  Change in interest payable .............................           (5)           13
  Change in other liabilities ............................         (178)         (106)
                                                               --------      --------
  Net cash provided by (used in) operating activities ....        1,744        (1,369)

Cash Flows from Investing Activities
  Collections on notes receivable ........................           --         2,500
  Funding of notes receivable (including $5,109
    in 2002 to related parties) ..........................           --        (7,109)
  Funding of equity partnerships .........................           --            (5)
  Real estate improvements ...............................         (400)         (476)
  Proceeds from sale of real estate ......................           --        18,141
                                                               --------      --------
    Net cash provided by (used in) investing
       activities ........................................         (400)       13,051



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                     For the Nine Months
                                                     Ended September 30,
                                                     2003          2002
                                                   --------      --------
                                                   (dollars in thousands)
Cash Flows from Financing Activities
  Payments on notes payable ..................     $   (828)     $(26,083)
  Proceeds from notes payable ................           --        23,152
  Payments to affiliate ......................           --        (5,293)
  Payments to advisor ........................         (254)       (2,488)
  Deferred financing costs ...................           87          (905)
                                                   --------      --------
    Net cash (used in) financing activities ..         (995)      (11,617)

Net increase in cash and cash equivalents ....          349            65

Cash and cash equivalents, beginning of
  period .....................................           10            66
                                                   --------      --------
Cash and cash equivalents, end of period .....     $    359      $    131
                                                   ========      ========

Supplemental Disclosures of Cash Flow
  Information
Cash paid for interest .......................     $  3,461      $  3,100



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). Dollar amounts in tables are in thousands, except per share amounts.

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

Effective June 30, 2003 IORI terminated its Advisory Agreement with Basic Capital Management, Inc. ("BCM"). BCM had served as IORI's advisor since 1989. On July 1, 2003 IORI entered into an Advisory Agreement with Syntek West, Inc. ("Syntek West"), the owner and holder of approximately 54.3% of IORI's common stock. All of the issued and outstanding stock of Syntek West is owned by Gene Phillips. The new advisory agreement with Syntek West contains the same terms as the old one with BCM.

NOTE 2. REAL ESTATE

In 2003, IORI sold the following property:

                                                               SALES      NET CASH       DEBT         GAIN
PROPERTY                     LOCATION            SQ.FT.        PRICE      RECEIVED    DISCHARGED    ON SALE
--------                     --------        --------------   --------    --------    ----------    -------
THIRD QUARTER
OFFICE BUILDING
5600 MOWRY                 NEWARK, CA        56,120 SQ.FT.    $  5,000    $  1,113    $    4,056    $    --

FOURTH QUARTER
TRAVELER'S LAND            FARMERS
                           BRANCH, TX         204 ACRES       $ 12,200    $  2,200            --         --

ONE HICKORY                FARMERS            102,615         $ 25,000    $    227            --         --
CENTRE                     BRANCH, TX         SQ.FT.


In 2002, IORI sold the following property:

                                                               SALES      NET CASH      DEBT         GAIN
PROPERTY                     LOCATION            SQ.FT.        PRICE      RECEIVED    DISCHARGED    ON SALE
--------                     --------        --------------   --------    --------    ----------    -------
FIRST QUARTER
OFFICE BUILDING
DALEY CORPORATE CENTER     SAN DIEGO, CA     124,059 SQ.FT.   $ 15,500    $  7,820    $    6,618    $ 7,105

THIRD QUARTER
OFFICE BUILDING
WESTLAKE VILLAGE           WESTLAKE, CA       45,500 SQ.FT.      3,730         767         2,728       (336)

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3. NOTES AND INTEREST RECEIVABLE

In October 2003, IORI sold One Hickory Centre and Traveler's Land to Encino Executive Plaza, a related party. As a result of this transaction, IORI has obtained a wrap note receivable for approximately $35 million related to the sale of the property.

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of American Realty Investors, Inc. ("ARI"), a related party, for $5.1 million cash. Rosedale owns the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota.

ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. Management classified this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property's fair value after costs to sell, even though ARI had guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million in proceeds after the payment of the first lien debt and various closing costs and IORI recognized an additional loss of $801,000 on its note. The $3.5 million received by ARI is included within other assets in the accompanying December 31, 2002 Consolidated Balance Sheet. In the second quarter of 2003, IORI received a $2.0 million paydown from ARI on the receivable. In the third quarter of 2003, the remaining $1.5 million was collected.

In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with Transcontinental Realty Investors, Inc. ("TCI"), a related party. The loan was secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, with IORI receiving $8,500 as an extension fee. Of the $2.0 million in principal payments, $1.5 million was received by TCI and $500,000 was received by BCM, an affiliate and, until July 1, 2003, the advisor to IORI. These amounts are included within receivable from affiliates in the accompanying Consolidated Balance Sheets.

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

At September 30, 2003, IORI had receivables of $0, $0, $4.3 million, and $6.5 million from BCM, ARI, and TCI, and Syntek West respectively.

NOTE 5. NOTES AND INTEREST PAYABLE

In August 2003, IORI refinanced the loan for the 2010 Valley View Lane property, from Town North Bank in the amount of $2,400,000 bearing an interest rate of 6.25%, payable in monthly installments of $17,936, with the remaining principal and interest payments due in October 2008, collateralized by the building.

In April 2002, IORI sold all of its residential properties to partnerships controlled by Metra Capital, LLC ("Metra"). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, and the 114 unit Sinclair, located in Midland, Texas, and the 106 unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a director until July 2003 of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. The sale constituted 23.39% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." IORI will continue to report the assets and the new debt incurred by the Metra partnerships on the IORI financial statements. The new debt on the properties totals $21.2 million, bears interest at 7.57% per annum, requires monthly interest only payments of $135,000 and matures in May 2012. IORI also received $5.2 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

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

         INCOME OPPORTUNITY REALTY INVESTORS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 6. RELATED PARTY TRANSACTIONS

On September 19, 2002, IORI's Board of Directors authorized the Chief Financial Officer of IORI to advance funds either to or from IORI through BCM, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of September 30, 2003.

                                Syntek         BCM          ARI          TCI
                                -------      -------      -------      -------
Balance, December 31, 2002      $    --      $ 1,696      $ 3,541      $ 5,260
  Cash transfers                  5,468        5,017           --           --
  Cash repayments                (1,297)      (3,937)      (5,407)      (1,000)
  Other additions                 2,538          784        1,913           --
  Other repayments                 (218)      (3,560)         (47)          --
                                -------      -------      -------      -------
Balance, September 30, 2003       6,491      $    --      $    --      $ 4,260
                                =======      =======      =======      =======

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 7. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each of them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, income or
(loss) of equity partnerships, gain on sale of operations, and recovery of loss provision on receivable from related party which totaled a loss of $1,000 and income of $2.2 million for the three and nine months ended September 30, 2003, and income of $246,000 and $7.7 million for the three and nine months ended September 30, 2002. Expenses that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for losses, impairment loss on real estate held for sale, and discontinued operations which totaled $1.1 million and $3.5 million for the three and nine months ended September 30, 2003, and $1.6 million and $5.2 million for the three and nine months ended September 30, 2002.

Excluded from operating segment assets are assets of $15.5 million at September 30, 2003, and $16.8 million at September 30, 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2003 and 2002, and each segment's assets at September 30.

     Three Months Ended              Commercial
     September 30, 2003              Properties     Apartments        Land          Total
     ------------------             -----------    -----------    -----------    -----------
Rents ..........................    $       612    $     1,358    $        --    $     1,970
Property operating expenses ....            278            904             --          1,182
                                    -----------    -----------    -----------    -----------
Operating income ...............    $       334    $       454    $        --    $       788
                                    ===========    ===========    ===========    ===========

Interest .......................    $       145    $       378    $        --    $       523
Depreciation ...................             93             85             --            178
Real estate improvements .......            129             --             --            129
Assets .........................         22,573         20,856         24,838         68,267

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 7. OPERATING SEGMENTS (CONTINUED)


      Nine Months Ended              Commercial
     September 30, 2003              Properties        Apartments         Land              Total
     ------------------             -------------    -------------    -------------    -------------
Rents ..........................    $       1,848    $       4,023    $          --    $       5,871
Property operating expenses ....              814            2,348               --            3,162
                                    -------------    -------------    -------------    -------------

Operating income ...............    $       1,034    $       1,675    $          --    $       2,709
                                    =============    =============    =============    =============

Interest .......................    $         435    $       1,397    $          --    $       1,832
Depreciation ...................              632              277               --              909
Real estate improvements .......              494               --               --              494
Assets .........................           22,573           20,856           24,838           68,267

                                     Commercial
Property Sales:                      Properties                                            Total
                                    -------------                                      -------------
Sales prices ...................    $       5,000                                      $       5,000
Cost of sales ..................            5,000                                              5,000
                                    -------------                                      -------------
Gain on sale ...................    $          --                                      $          --
                                    =============                                      =============

     Three Months Ended              Commercial
     September 30, 2002              Properties        Apartments         Land              Total
     ------------------             -------------    -------------    -------------    -------------
Rents ..........................    $         394    $       1,375    $          --    $       1,769
Property operating expenses ....              100              872               --              972
                                    -------------    -------------    -------------    -------------

Operating income ...............    $         294    $         503    $          --    $         797
                                    =============    =============    =============    =============

Interest .......................    $          78    $         338    $          --    $         416
Depreciation ...................              100              118               --              218
Real estate improvements .......                6               --              153              159
Assets .........................           28,808           21,241           24,921           74,970


     Three Months Ended              Commercial
     September 30, 2002              Properties        Apartments         Land              Total
     ------------------             -------------    -------------    -------------    -------------
Rents ..........................    $       1,817    $       4,023    $          --    $       5,840
Property operating expenses ....              752            2,102               --            2,854
                                    -------------    -------------    -------------    -------------

Operating income ...............    $       1,065    $       1,921    $          --    $       2,986
                                    =============    =============    =============    =============

Interest .......................    $         499    $       1,148    $          --    $       1,647
Depreciation ...................              525              370               --              895
Real estate improvements .......               47               --              429              476
Assets .........................           28,808           21,241           24,921           74,970

         INCOME OPPORTUNITY REALTY INVESTORS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 7.  OPERATING SEGMENTS (Continued)
---------------------------------------

                                     Commercial
Property Sales:                       Properties                                            Total
                                    -------------                                      -------------
Sales prices                        $      19,230                                      $      19,230
Cost of sales                              12,461                                             12,461
                                    -------------                                      -------------
Gain on sale                        $       6,769                                      $       6,769
                                    =============                                      =============

NOTE 8. PROVISION FOR ASSET IMPAIRMENT

For the three and nine months ended September 30, 2002, IORI recorded an asset impairment of $366,000, representing the write down of the Westlake Village Office Building in Westlake, California to its estimated fair value. The property was sold in September 2002 for $3.8 million.

For the nine months ended September 30, 2003, IORI recorded an asset impairment of $688,000, representing the write down of the 5600 Mowry Office Building in Newark, California to its estimated fair value. The property was sold in July 2003 for $5 million.


NOTE 9. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.

Revenue, fees and cost reimbursements to BCM and Syntek West and its affiliates for the nine months ended:

                                                     For the Nine Months
                                                     Ended September 30,
                                                    --------------------
                                                      2003         2002
                                                    --------    --------
Fees
  Advisory .....................................    $    498    $    544
  Net income ...................................          --         411
  Real estate brokerage ........................          --         397
  Property and construction management and
    leasing commissions* .......................         220         171
                                                    --------    --------
                                                    $    718    $  1,523
                                                    ========    ========
Cost reimbursements ............................    $    170    $    189
                                                    ========    ========


* Net of property management fees paid to subcontractors, other than GS Realty, Inc., which is owned by an affiliate of BCM and Syntek West.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 10. DISCONTINUED OPERATIONS

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

For the three months and nine months ended September 30, 2003 income from discontinued operations relates to properties sold or to be sold in 2003.

For the three months and nine months ended September 30, 2002, income from discontinued operations relates to two properties that IORI sold during 2002 and a property that IORI sold in 2003. The following table summarizes revenue and expense information for the properties sold.

                                                     For the Three           For the Nine
                                                     Months Ended            Months Ended
                                                     September 30,           September 30,
                                                    2003        2002       2003         2002
                                                  -------     -------     -------     -------
Revenue
Rental .......................................    $   525     $   888     $ 1,688     $ 2,148
Property Operations ..........................        499         745       1,332       1,936
                                                  -------     -------     -------     -------
  Operating income ...........................         26         143         356         212

Expenses
  Interest ...................................        282         721       1,473       1,902
  Depreciation ...............................        285         246         483         551
                                                  -------     -------     -------     -------
    Total expenses ...........................        567         967       1,956       2,453
Net (loss) from discontinued
  operations before gains on sale of real
  estate .....................................       (541)       (824)     (1,600)     (2,241)
Gain on sale of operations ...................         --          --          --       7,105
                                                  -------     -------     -------     -------
Net income (loss) from discontinued
  operations .................................    $  (541)    $  (824)    $(1,600)    $ 4,864
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

         INCOME OPPORTUNITY REALTY INVESTORS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 11. COMMITMENTS AND CONTINGENCIES

Liquidity. Although management anticipates that IORI will generate excess cash from commercial operations in 2003 due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of IORI's debt obligations as they mature. IORI has $6.4 million in debt due within one year. Management will need to refinance or sell real estate and incur additional borrowings against real estate to meet IORI's cash requirements.

Litigation. IORI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on IORI's financial condition, results of operations or liquidity.

NOTE 12. SUBSEQUENT EVENTS

On October 14, 2003, IORI purchased One Hickory Centre from TRI, for $12,200,000, by delivery of a promissory note of such amount secured by the property. Subsequent to the purchase, IORI sold One Hickory Centre for approximately $12.2 million and 202 acres of land referred to as Traveler's Land for approximately $25 million to Encino Executive Plaza, Ltd., a related party in a tax free transaction structured as an IRS Code Section 1031 exchange between related parties. As a result of this transaction, IORI has obtained a wrap note receivable related to the sale in the amount of approximately $35 million, and received cash in the amount of approximately $1.9 million, and deferred a gain of approximately $203,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2003, were $359,000, compared with $10,000 at December 31, 2002. IORI's principal sources of cash have been, and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2003 due to increased rental receipts at its properties, however, such excess will not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

The Company reported a net loss of $1.3 million for the nine months ended September 30, 2003, which included the following non-cash charges: depreciation and amortization of $1.4 million, loss of equity partnerships of $23,000, loss on sale of real estate of $688,000, increase in other assets of $1.2 million, decrease of interest receivable of $85,000, decrease in other liabilities of $178,000, and decrease in interest payable of $5,000. Net cash provided by operating activities amounted to $1.7 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2003 the increase in other assets was due to an increase in accounts receivable from affiliates and the increase in other liabilities was due to an increase in accrued property taxes. Net cash used in investing activities of $400,000 was comprised of real estate improvements of $400,000. Net cash used in financing activities of $995,000 was comprised of payments on notes payable of $828,000 and deferred financing costs and other costs of $167,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

IORI had a net loss of $977,000 for the three months ended September 30, 2003, and a net loss of $1.3 million for the nine months ended September 30, 2003, which included an impairment loss on sale of real estate of $688,000 and a recovery of a previous impairment of an asset of $1.6 million, as compared to net loss of $1.2 million and net income of $2.9 million for the corresponding periods in 2002. Fluctuation in components of revenue and expense between the 2003 and 2002 periods are discussed below.

Rents in the three and nine months ended September 30, 2003, were $2.0 million and $5.9 million as compared to $1.7 million and $5.8 million in the corresponding periods in 2002. This overall increase was due to an overall increase in occupancy in IORI's commercial and residential properties. Rental income for the remaining quarters of 2003 may decline when IORI selectively sells properties.

Property operations expense in the three and nine months ended September 30, 2003 were $1.2 million and $3.2 million, as compared to $972,000 and $2.9 million in the corresponding periods in 2002. This increase was due to increased repairs and property replacement costs. Property operations expense for the remainder of 2003 may decline when IORI selectively sells properties.

Interest income in the three and nine months ended September 30, 2003 were $12,000 and $626,000 as compared to $185,000 and $533,000 in the corresponding periods in 2002. The year to date increase reflects additional interest income earned on the reinstated note receivable previously written off in 2002, but collected in 2003.

For the nine months ended September 30, 2003, IORI recorded a Recovery of loss provision on receivable from related party in the amount of $1.5 million. This represents the amounts received from a related party of an amount that was written off in late 2002.

Interest expense in the three and nine months ended September 30, 2003 were $523,000 and $1.8 million, as compared to $416,000 and $1.6 million in the corresponding periods in 2002. The increase was due to refinancing IORI's residential properties and a parcel of unimproved land. Interest expense for the remaining quarters of 2003 may decrease due to lower variable interest rates and the paydown of debt.

Depreciation expense in the three and nine months ended September 30, 2003 were $178,000 and $909,000, as compared to $218,000 and $895,000 in the corresponding periods in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Advisory fee expense in the three and nine months ended September 30,2003 were $164,000, and $498,000 as compared to $197,000 and $544,000 in the corresponding periods in 2002. The advisory fee is based on IORI's gross assets. Advisory fees for the remainder of 2003 are expected to decrease when IORI selectively sells properties.

Net income fee was $411,000 in the first quarter of 2002. The net income fee is payable to IORI's advisor based on 7.5% of IORI's net income.

For the nine months ended September 30, 2003, IORI recorded an impairment loss on sale of real estate of $688,000 representing the sale of the 5600 Mowry Building in Newark, California to its estimated fair value. The property was sold in July 2003 for $5.0 million.

General and administrative expense in the three and nine months ended September 30, 2003 were $323,000 and $692,000, as compared to $291,000 and $929,000 in the corresponding periods in 2002. The year to date decrease was primarily due to a decrease in insurance costs and investor relations expenses, partially offset by an increase in legal fees in 2003.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had a loss for federal income tax purposes in the first nine months of 2003; therefore, it recorded no provision for income taxes.

At September 30, 2003, IORI had a net deferred tax asset of approximately $5.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At September 30, 2003, IORI's exposure to a change in interest rates on its debt is as follows:

                                                    Weighted        Effect of 1%
                                                     Average        Increase In
                                      Balance     Interest Rate      Base Rates
                                      -------     -------------     ------------
Wholly-owned debt:
  Variable rate....................   $ 8,176          9.19%        $         82
                                      =======                       ============
Total decrease in IORI's annual
  net income.......................                                 $         82
                                                                    ============
Per share..........................                                 $        .06
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
 Number                         Description
-------                         -----------
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



                                     INCOME OPPORTUNITY REALTY INVESTORS, INC.




Date: November 14, 2003              By: /s/ Ronald E. Kimbrough
      -----------------                  ---------------------------------------
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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 2003


Exhibit                                                                              Page
 Number                         Description                                         Number
-------                         -----------                                         ------
31.1     Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities
         Exchange Act of 1934, as Adopted Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002, filed herewith.                                   30

32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002.                             32