Form 10-K
period 2003-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2004-03-30
CIK 949961

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER 1-14784

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                               75-2615944
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

   1755 WITTINGTON PLACE, SUITE 340
             DALLAS, TEXAS                                           75234
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                           (ZIP CODE)

                                 (214) 750-5800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class               Name of each exchange on which registered

Common Stock, $.01 par value                    American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter) was $4,198,758 based upon a total of 298,844 shares held as of June 30, 2003 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing would yield a different value. As of March 19, 2004, there were 1,438,945 shares of common stock outstanding.

                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                                   Page
                                     PART I                                                        ----
Item 1.  Business...............................................................................     3

Item 2.  Properties.............................................................................     7

Item 3.  Legal Proceedings......................................................................    14

Item 4.  Submission of Matters to a Vote of Security Holders....................................    14

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
            Related Stockholder Matters.........................................................    15

Item 6.  Selected Financial Data................................................................    16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations..........................................................................    17

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk.........................    23

Item 8.  Financial Statements and Supplementary Data............................................    25

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    60

Item 9A. Controls and Procedures ...............................................................    60

                                    PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant............................    60

Item 11. Executive Compensation.................................................................    69

Item 12. Security Ownership of Certain Beneficial Owners and
            Management..........................................................................    71

Item 13. Certain Relationships and Related Transactions.........................................    73

                                     PART IV

Item 14. Principal Accountant Fees and Services ................................................    76

Item 15. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K ........    77

Signature Page..................................................................................    79

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

At December 31, 2003, IORI's real estate consisted of 15 properties held for investment. In addition, IORI owns an interest in one partnership, which owns real property and a second partnership which holds a wraparound mortgage note receivable. IORI's real estate portfolio is more fully discussed in ITEM 2. "PROPERTIES."

Acquisition by Syntek West, Inc. - Change of Control

On June 2, 2003, Syntek West, Inc. ("SWI") purchased 106,802 shares and 674,971 shares of IORI Common Stock (a total of 781,773 shares, or approximately 55.2% of the outstanding shares) as a "block" from Basic Capital Management, Inc. ("BCM") at a price of $18.45 per share for a total price of $14,423,711. SWI is also a contractual advisor to IORI. As of March 19, 2003, Transcontinental Realty Investors, Inc. ("TCI") owned approximately 24.0% of IORI's outstanding shares of Common Stock.

Tender Offer - Conclusion of Olive Litigation

On October 23, 2001, IORI, TCI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. v. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit (the "Olive Litigation"). In February 2002, the court granted final approval of the proposed settlement (the "Olive Settlement"). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of IORI and TCI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offer for the IORI and TCI shares. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. Pursuant to the tender offers, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offers fulfilled the obligations under the Olive Settlement and the Olive Litigation, originally filed in February 1990, was dismissed with prejudice. During 2003, three of the directors of IORI and TCI also served as directors of ARI.

Business Plan

IORI's business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate related activities through investments in mortgage loans. IORI's real estate is located in the Southeast and Southwest regions of the continental United States. Information regarding IORI's real estate portfolio is set forth in ITEM 2. "PROPERTIES," and in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." IORI has three operating segments, Apartments, Commercial Properties and land ownership. See Note 14 to the Financial Statements.

IORI's business is not seasonal. Management has determined to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management's plan of operation is to acquire higher class apartment and commercial properties in keeping with the current class of properties in IORI's real estate portfolio. In 2004, management intends to focus on income producing property acquisitions to maintain a balance between income producing and non-income producing properties. Management does not expect that IORI will seek to fund or acquire additional mortgage loans. IORI may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of IORI's properties.

The Board of Directors currently intends to continue its policy of prohibiting IORI from incurring aggregate secured and unsecured indebtedness in excess of 300% of IORI's net asset value (defined as the book value of all assets of IORI minus all of its liabilities); however, the Board may alter such policy at any time.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of IORI and for setting the policies which guide it, the day-to-day operations of IORI are performed by Syntek West, Inc. ("SWI"), a contractual advisor under the supervision of the Board. SWI's duties include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment, acquisitions, and sales opportunities, as well as financing and refinancing sources. SWI also serves as a consultant in connection with IORI's business plan and investment decisions made by the Board.

All of the issued and outstanding common stock of SWI is owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer, and Director, and he is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI's business, including the rendering of advisory services and the making of investment decisions for itself and for IORI. SWI is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

Effective June 30, 2003 IORI terminated its Advisory Agreement with BCM. BCM had served as IORI's advisor from 1989 to June 30, 2003. On July 1, 2003 IORI entered into an Advisory Agreement with SWI, the beneficial owner and holder of approximately 55.2% of IORI's common stock. The new advisory agreement with SWI contains the same terms as the old one with BCM.

Since February 1, 1990, affiliates of BCM have provided property management services to IORI. Currently Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to IORI. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland"), a related party. Triad subcontracted the property-level management and leasing of IORI's five office buildings and the commercial property owned by a real estate partnership in which IORI and TCI are partners to Regis Realty, Inc. ("Regis"), a related party, which is a company also owned by Highland, until December 2002. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad, until December 2002. Regis also was entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Realty I, LLC ("Regis I") has provided these services. Regis I is also owned by Highland. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT-The Advisor."

IORI has no employees. Employees of SWI render services to IORI.

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

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions," the officers and certain Directors of IORI also serve as officers or directors of certain other entities, such as BCM, Prime Income Asset Management, Inc. ("PIAMI"), ARI and TCI, some of which have business objectives similar to those of IORI. IORI's Directors, officers and advisor owe fiduciary duties to such other entities as well as to IORI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, Directors and contractual advisors consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has these funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of such entities.

In addition, as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships," IORI also competes with other entities which are affiliates of Syntek West, Inc. ("SWI"), which may have investment objectives similar to IORI's and that may compete with it in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest which may arise, SWI has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

IORI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or SWI. The illiquidity of real estate investments also may impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of IORI's real estate portfolio. However, to the extent property acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be mitigated.

ITEM 2. PROPERTIES

IORI's principal offices are located at 1755 Wittington Place, Suite 340, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for IORI's present operations.

IORI's real estate portfolio at December 31, 2003, is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" provide certain summary information concerning IORI's real estate portfolio.

IORI's real estate portfolio consists of 15 owned properties and an investment in a partnership which owns commercial property. Of the 15 properties, seven apartments were sold to partnerships controlled by Metra Capital, LLC ("Metra"). See NOTE 5. "NOTES AND INTEREST PAYABLE." Since that transaction was accounted for as a financing transaction, IORI continues to account for those properties as owned properties. IORI is a partner in a partnership in which it is a 40% general partner that holds a wraparound mortgage note. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning IORI's real estate and further summary information with respect to its owned properties and its partnership investments.

IORI's real estate is geographically diverse. At December 31, 2003, IORI held equity investments in apartments and office buildings in the Southwest and Southeast regions of the continental United States, as shown more specifically in the table under "Real Estate," below. However, the majority of IORI's properties are located in Texas.

At December 31, 2003, 50% of IORI's assets consisted of investment in owned real properties on a leveraged basis, in the Southeast and Southwest regions of the continental United States and less than 1% consisted of investments in partnerships. The remaining 49% of IORI's assets were cash, cash equivalents and other assets. The percentage of IORI's assets invested in any one category is subject to change and no assurance can be given that the composition of IORI's assets in the future will approximate the percentages listed above. See ITEM 1. "BUSINESS--Business Plan."

Geographic Regions

IORI has divided the continental United States into the following geographic regions.

                              [U.S. MAP REPRESENTATION]

Real Estate

Types of Real Estate Investments. IORI's real estate consists of apartments and commercial properties (office buildings) with established income-producing capabilities. In selecting real estate for investment, the location, age and type of property; gross rents; lease terms; financial and business standing of tenants; operating expenses; fixed charges; land values and physical condition are considered. IORI

                                   EDGAR ONLY

                            INSERT IN LIEU OF MAP ON
                             PAGE 8 (PREVIOUS PAGE)

                                 EMBED IT IN CFS

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

Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. IORI has 8 apartments, 4 commercial properties, and 2 land properties in this region.

Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. IORI has no properties in this region.

Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. IORI has no properties in this region.

Pacific region comprised of the states of California, Oregon and Washington. IORI has no commercial properties in this region.

may acquire properties subject to, or assume, existing debt and may mortgage, pledge or otherwise obtain financing. The IORI Board may alter the types of and criteria for selecting new real estate investments and for obtaining financing. IORI has typically invested in developed real estate, although it also may invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board). To the extent that IORI invests in construction and development projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

In the opinion of management, IORI's properties are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of IORI's owned real estate at December 31, 2003.

                                                                      Commercial
           Region                                        Apartments   Properties
           ------                                        ----------   ----------
Southwest ............................................      100%          80%
Southeast ............................................       --           20%
                                                            ---          ---
                                                            100%         100%
                                                            ===          ===

The foregoing table is based solely on the number of apartment units and commercial square footage owned and does not reflect the value of IORI's investment in each region. IORI owns two parcels of unimproved land in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of IORI's real estate.

During 2003, the activity in IORI's owned real estate portfolio was:

Owned properties at January 1, 2003......................................    15
Properties purchased.....................................................     4
Properties sold..........................................................    (4)
                                                                             --
Owned properties at December 31, 2003                                        15
                                                                             ==

Properties Held for Investment. Set forth below are IORI's owned properties at December 31, 2003, all of which were held for investment and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 2003, 2002 and 2001:

                                                                                  Rent Per
                                                                                 Square Foot             Occupancy %
                                                         Units/           ------------------------   ------------------
        Property                Location         Square Footage/Acres      2003     2002     2001    2003   2002   2001
-----------------------   ------------------   ------------------------   ------   ------   ------   ----   ----   ----
Apartments
Brighton Court ........   Midland, TX            60 Units/90,672 Sq.Ft.   $  .56   $  .55   $  .54   $ 94    99     93
Del Mar ...............   Midland, TX           92 Units/105,348 Sq.Ft.      .54      .53      .50     94    95     98
Enclave ...............   Midland, TX            68 Units/89,734 Sq.Ft.      .61      .59      .57     99    97     93
Meridian ..............   Midland, TX          280 Units/264,000 Sq.Ft.      .49      .46      .45     95    91     95
Signature Place .......   Midland, TX            57 Units/72,480 Sq.Ft.      .59      .59      .57     93    93     86
Sinclair Place ........   Midland, TX           114 Units/91,529 Sq.Ft.      .56      .54      .50     90    92     96
Treehouse .............   San Antonio, TX       106 Units/88,957 Sq.Ft.      .88      .88      .84     95    89     95
Treehouse .............   Irving, TX           160 Units/153,072 Sq.Ft.      .79      .80      .78     89    94     94

Office Buildings
2010 Valley View ......   Farmers Branch, TX             40,066 Sq. Ft.    18.26    18.56    17.98     72    92     87
Akard Plaza ...........   Dallas, TX                     42,258 Sq. Ft.    17.97    18.23    16.95     67    70     90
Chuck Yeager ..........   Chantilly, VA                  60,060 Sq. Ft.    14.23    13.71    13.02    100   100    100

Shopping Center
Parkway Centre ........   Dallas, TX                     28,374 Sq. Ft.    17.49    15.98    15.08     64    73     86

Industrial Warehouse
Eagle Crest ...........   Farmers Branch, TX            133,000 Sq. Ft.     2.36     3.60     3.52    100    98     98

Land
Frankel ...............   Midland County, TX                     1 Acre
Three Hickory Centre ..   Farmers Branch, TX                    9 Acres

Partnership Properties. Set forth below is the commercial property owned by each of the two partnerships in which IORI is an equity investor and the average annual rental rate and occupancy thereof at December 31, 2003, 2002 and 2001:

                                                                    Rent Per
                                                                    Sq. Foot             Occupancy %
                                                             ---------------------   ------------------
        Property           Location      Square Footage       2003    2002    2001   2003   2002   2001
-----------------------   ---------   --------------------   -----   -----   -----   ----   ----   ----
Office Building
Eton Square............   Tulsa, OK        222,654 Sq. Ft.   11.60   11.35   11.27    38     42     85

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

Mortgage Loans

Prior to 1991, a substantial portion of IORI's assets had been invested in mortgage notes secured by income-producing real estate. IORI's mortgage notes had included first, wraparound and junior mortgage loans. Prior to the third quarter of 2000, management had not sought to fund or acquire new mortgage loans, other than those which may have originated in conjunction with purchase money financing of a property sale provided by IORI. See ITEM 1. "BUSINESS."

Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

The following discussion briefly describes the junior mortgage loans that IORI originated as well as events that affected previously funded junior mortgage loans during 2002 and 2003.

During October 2003, the Registrant acquired and disposed of a significant amount of assets otherwise than in the ordinary course of business. Both transactions described occurred as a part of a deferred tax free exchange for Encino Executive Plaza, Ltd., a California limited partnership ("Encino"). ART Encino, Inc. is the sole general partner of Encino Executive Plaza, Ltd. (the "Partnership") and American Realty Trust, Inc. ("ART") is a limited partner in such partnership. Both ART Encino, Inc. and ART are subsidiaries of ARI. The Partnership sold its principal asset consisting of certain real property and an office building located thereon in Encino, California for cash, the net proceeds of which were the subject of a forward-exchange utilized together with certain all inclusive wrap-around notes to acquire from IORI substituted property in a like-kind property exchange.

On October 14, 2003, IORI acquired from ART One Hickory Corporation, a wholly owned subsidiary of TCI, a 120,615 square foot office building in Farmers Branch, Texas known as One Hickory Centre located at 1800 Valley View Lane, Farmers Branch, Texas 75234 for a purchase price of $12,200,000. IORI executed an all inclusive wrap-around promissory note in the amount of $11,973,025 payable to ART One Hickory Corporation secured by a wraparound Deed of Trust covering the office building. The amount of the note is less than the purchase price as a result of adjustments for prorations for taxes, income and expenses of the building. The principal followed in determining the amount of such consideration was what a willing buyer would pay and what a willing seller would take.

Also on October 14, 2003, IORI sold and conveyed the office building known as One Hickory Centre and 202 acres of unimproved real property known as the "Travelers Land" in Dallas County, Texas to Encino as the "substituted property." The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various prorations. The sale price for the Travelers Land was $25,000,000. Encino executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715, the remaining difference of which was as a result of prorations and various expenses paid by IORI in connection with the closing of the transaction. Subsequently, IORI made a loan to Encino in the amount of $1,567,232 payable upon demand or if no demand is made prior thereto on June 30, 2006 with a market rate of interest. Encino executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232.

On December 30, 2003, a Promissory Note in the amount of $6,363,360 given by Housing for Seniors of Humble ("Housing"), LLC to NLP Lakeshore Villas, LLC ("NLP") was assigned from American Realty Investors, Inc. ("ARI"), a related party, to IORI. Also, on December 30, 2003, a Promissory Note in the amount of $2,000,000 given by Housing to NLP was assigned from ARI to IORI. These assignments were payments on certain intercompany receivables due to IORI.

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a then wholly-owned subsidiary of ARI for $5.1 million cash. Rosedale owned the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date; or if the asset failed to produce the 12% return, ARI will pay IORI any shortfall. Management classified this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property's fair value after costs to sell, even though ARI guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million of the proceeds after the payment of the first lien debt and various closing costs and IORI recognized an additional loss of $801,000 on its note. The $3.5 million received by ARI is included within other assets in the accompanying December 31, 2002 Consolidated Balance Sheet. In the second quarter of 2003, IORI received a $2.0 million paydown from ARI on the receivable. In the third quarter of 2003, the remaining $1.5 million was collected.

Partnership mortgage loans. IORI owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates ("NIA"), which holds a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri.

ITEM 3. LEGAL PROCEEDINGS

During May 2003, the class and derivative action originally filed in February 1990 entitled Olive et al. v. National Income Realty Trust et al. (the "Olive Litigation"), relating to the operation and management of five entities (including IORI) was dismissed with prejudice. The Olive Litigation had been the subject of a settlement on April 23, 1990, various amendments to and modifications and amendments to the modifications.

Although during the course and progress of the Olive Litigation, over some 13 years, several status conferences were held, there were no court orders or findings on any of the plaintiffs' allegations in its original complaint or any amendments. In October 2000, plaintiffs' counsel asserted that the stock option agreement to purchase TCI shares, which was entered into by IORI and ARI, an affiliate of IORI, in October 2000 with an investment fund, breached a provision of the Modification. As a result of this assertion, IORI assigned all of its rights to purchase the TCI shares under this stock option agreement to ARI.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS

IORI's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "IOT". The following table sets forth the high and low prices for IOT's Common Stock as reported on the AMEX.

QUARTER ENDED                                   HIGH      LOW
-------------                                  ------   ------
March 31, 2004 (through March 22, 2004).....   $16.50   $15.25

March 31, 2003..............................    18.81    17.00
June 30, 2003...............................    18.60    12.55
September 30, 2003..........................    15.05    10.65
December 31, 2003...........................    15.75    12.00

March 31, 2002..............................    18.30    17.20
June 30, 2002...............................    18.40    17.95
September 30, 2002..........................    18.05    12.00
December 31, 2002...........................    20.25    12.90

As of March 1, 2004, the closing price of IORI's Common Stock on the AMEX was $16.50 per share.

As of March 1, 2004, IORI's Common Stock was held by 851 holders of record.

No dividends on the IORI Common Stock were declared or paid in 2003 or 2002. Although no express intention with respect to the future declaration or payment of dividends has been adopted by the Board of Directors, it is unlikely that any dividends on the IORI Common Stock will be declared or paid in 2004. See also
ITEM 7. "MANAGEMENT DISCUSSION AND ANALYSIS - Liquidity and Capital Resources."

On December 5, 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 200,000 shares of IORI's Common Stock. In June 2000, the Board increased this authorization to 300,000 shares. In September 2001, the Board approved separately a private block purchase of 75,100 shares of IORI Common Stock for a total cost of $1.3 million. Through December 31, 2002, a total of 218,804 shares had been repurchased at a cost of $1.9 million. No shares were repurchased in 2003.

ITEM 6. SELECTED FINANCIAL DATA

                                                           For the Years Ended December 31,
                                            --------------------------------------------------------------
                                               2003         2002         2001         2000         1999
                                            ----------   ----------   ----------   ----------   ----------
                                                       (dollars in thousands, except per share)
EARNINGS DATA
Rents ...................................   $    7,814   $    7,739   $    7,322   $   10,737   $   15,968
Property expense ........................        4,560        3,819        3,701        5,605        6,768
                                            ----------   ----------   ----------   ----------   ----------
   Operating income .....................        3,254        3,920        3,621        5,132        9,200

Interest income .........................          626          270          194          319           29
Gain on sale of real estate .............                        --           --                     1,525
Income (loss) from equity partnerships ..           (7)         862           (9)         (61)         148
Recovery of A/R written off                      1,569           --           --           --           --
Other expense ...........................        5,486        6,983        5,273        9,569        9,580
                                            ----------   ----------   ----------   ----------   ----------

Net income (loss) from continuing
   operations ...........................          (44)      (1,931)      (1,467)      (4,179)       1,322
                                            ----------   ----------   ----------   ----------   ----------

Discontinued operations .................        1,826        4,016       (1,995)      20,973           --
                                            ----------   ----------   ----------   ----------   ----------

Net income (loss) .......................   $    1,782   $    2,085   $   (3,462)  $   16,794   $    1,322
                                            ==========   ==========   ==========   ==========   ==========

PER SHARE DATA
Net income (loss) .......................   $     1.24   $     1.45   $    (2.32)  $    11.03   $      .87
                                            ==========   ==========   ==========   ==========   ==========
Dividends per share .....................   $       --   $       --   $       --   $      .45   $      .60

Weighted average common shares
   outstanding ..........................    1,438,945    1,438,945    1,493,675    1,522,510    1,527,386

                                                         As of Ended December 31,
                                            ------------------------------------------------
                                              2003       2002      2001      2000      1999
                                            --------   -------   -------   -------   -------
                                                 (dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate held for investment, net.....   $ 50,365   $74,750   $87,315   $86,277   $86,542
Notes and interest receivable, net.......     45,531        --       505     1,500        --
Total assets.............................    101,144    90,185    91,833    96,519    91,185
Notes and interest payable...............     60,825    51,432    54,426    54,206    62,852
Stockholders' equity.....................     39,089    37,307    35,222    39,998    23,991
Book value per share.....................   $  27.17   $ 25.93   $ 24.48   $ 26.42   $ 15.69

IORI purchased four properties for a total of $21.0 million in 2003, nine properties for a total of $46.5 million in 2000, and one property for $5.4 million in 1999. IORI sold four properties for a total of $55.7 million in 2003, two properties for a total of $19.2 million in 2002, seven properties for a total of $66.6 million in 2000, and one property for $3.2 million in 1999. See
ITEM 2. "PROPERTIES - Real Estate" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

The following table aggregates IORI's expected contractual obligations and commitments subsequent to December 31, 2003. (Dollars in thousands.)

                                                      PAYMENTS DUE BY PERIOD
                                                          (in thousands)
                                   2004     2005      2006     2007     2008    Thereafter    Total
                                  ------   ------   -------   ------   ------   ----------   -------
Variable interest rate notes
   Instrument's maturities ....   $6,272   $   --   $ 8,553   $   --   $   --     $    --    $14,825

   Instrument's amortization ..      556      513       540       --       --          --      1,609
      Interest ................      880      814       722       --       --          --      2,416
Fixed interest rate notes
   Instrument's maturities ....       --       --     1,228       --    2,078      35,910     39,216
   Instrument's amortization ..      566      606       565      510      523       2,006      4,776
      Interest ................    2,398    1,970     1,936    1,903    1,835       5,798     15,840

Principal payments ............    7,394    1,119    10,886      510    2,601      37,916     60,426

Liquidity and Capital Resources

Cash and cash equivalents totaled $58,000, $10,000 and $66,000 at December 31, 2003, 2002 and 2001. IORI's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2004 due to increased rental rates and occupancy at its properties, however, if such excess does not prove to be sufficient to satisfy all IORI's obligations as they mature, when necessary, management also may selectively sell income producing real estate, refinance real estate and incur additional borrowings secured by real estate to meet cash requirements.

Net cash provided (used) by operating activities was $92,000 in 2003, ($2.5) million in 2002, and ($2.0) million in 2001. The primary factors affecting cash flow from operating activities are discussed in the following paragraphs.

Cash flow from property operations (rents collected less payments for property operating expenses) was $4.8 million in 2003, $3.4 million in 2002, and $6.0 million in 2001. In 2003, the increase of $1.4 million was primarily due to a decrease in property operating expenses. Of the decrease in 2002 from 2001, $1.7 million was due to the sale of two office buildings in 2002 and $900,000 was due to decreased occupancies at IORI's commercial properties.

Interest collected was $262,000 in 2003, $291,000 in 2002, and $148,000 in 2001.
The decrease in 2003 was due to the reduction of two notes from 2002, offset by funding of a new note in 2003. The increase in 2002 from 2001 was due to the funding of two notes in 2002.

Interest paid on notes payable was $3.7 million in 2003, $4.3 million in 2002, and $5.5 million in 2001. Of the decrease in 2003 from 2002, $300,000 was due to the sale of three commercial properties and one land property in 2003 and the sale of two commercial properties in 2002, and $300,000 was the effects of Metra refinancing in 2002 and the payments to Metra for its return on capital. Of the decrease in 2002 from 2001, $600,000 was due to the sale of two commercial properties, $600,000 was due to the refinancing of Travelers land, $200,000 was due to decreased variable rates and principal reductions and a $200,000 increase was due to the refinancing of apartments.

Advisory and net income fee paid to affiliate was $451,000 in 2003, $868,000 in 2002, and $1.1 million in 2001. The decrease in 2003 from 2002 was due to a lower advisory fee charged by a new advisor (SWI) and a lower net income fee incurred. The decrease in 2002 from 2001 was due to a decrease in gross assets. See NOTE 8. "ADVISORY AGREEMENT."

General and administrative expenses paid was $785,000 in 2003, $1.0 million in 2002, and $1.6 million in 2001. The decrease in 2003 from 2002 was primarily due to a decrease in director insurance expense. The decrease in 2002 from 2001 was due to decreases in franchise taxes paid.

IORI made improvements to its properties totaling $0 in 2003, $365,000 in 2002, and $3.5 million in 2001.

IORI received cash of $1.5 million in 2003, $500,000 in 2002, and $1.0 million from mortgage receivable principal payments, and net cash of $547,000 in 2003, $22.9 million in 2002, and $14.1 million from refinancings in 2001. In 2003, $603 thousand was expended in principal payments on mortgage debt, $26.3 million was expended in 2002, and $14.8 million was expended in 2001.

Liquidity and Capital Resources

Scheduled principal payments on notes payable of $7.4 million are due in 2004. For those mortgages that come due in 2004, it is management's intent to either seek an extension of the due dates by one or more years, or refinance the debt on a long-term basis, or pay off the debt at maturity, or selectively sell income producing real estate. Management believes it will continue to be successful in obtaining loan extensions and/or refinancings.

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

IORI owned a 36.3% general partner interest in the Tri-City partnership. IORI received a distribution of $25,000 in 2002, $18,000 in 2001, and $25,000 in 2000
from Tri-City's operating cash flow. In 2002, IORI received $752,000 as a distribution from the sales proceeds. IORI owns a 40% general partner interest in the NIA partnership. In 2002 and 2001, IORI received no distributions from NIA and made a $24,000 contribution in 2001 to the partnership. IORI owns a 10% limited partnership interest in the TCI Eton Square partnership. IORI received no distributions and made no contributions to the partnership in 2003 or 2002. See NOTE 4. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

IORI paid no dividends in 2003 and 2002. In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of IORI's Common Stock. The non-payment decision was based on the Board determining that IORI needed to retain cash for acquisitions that were anticipated in 2001 and that IORI had no REIT taxable income that required a distribution. It is unlikely that IORI will pay any quarterly dividends for 2004.

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

Results of Operations

IORI reported net income of $1.8 million in 2003, a net income of $2.1 million in 2002 and net loss of $3.5 million in 2001. Fluctuations in these and the other components of revenue and expense are discussed in the following paragraphs.

Rents were $7.8 million in 2003, $7.7 million in 2002 and $7.3 million in 2001. Rents in 2004 are expected to decrease if IORI selectively sells properties.

Property operations expense was $4.6 million in 2003, $3.8 million in 2002, and $3.7 million in 2001. The increase in 2003 from 2002 was due to an overall increase in various operating expenses including property taxes. Of the increase in 2002 from 2001, $100,000 was due to an increase in property taxes for IORI's land and $100,000 was due to increased utility and insurance expenses. Property operations expense is expected to decrease in 2004 as IORI selectively sells properties.

Interest income was $626,000 in 2003, $270,000 in 2002, and $194,000 in 2001.
The increase in 2003 from 2002 was due to interest income earned from the payment of the notes receivable on Rosedale Towers. The increase in 2002 from 2001 was due to an increase in short term notes receivable which were paid off by the end of 2002.

Interest expense was $2.1 million in 2003, $2.3 million in 2002, and $2.1 million in 2001. The decrease in 2003 from 2002 was due to sale of Travelers Land to Encino and two commercial properties. Of the increase in 2002 from 2001, $300,000 was due to the refinancing of apartments. Interest expense in 2004 is expected to remain constant or decrease as IORI selectively sells properties.

Depreciation expense was $1.2 million in 2003, $1.2 million in 2002, and $1.6 million in 2001. The decrease in 2003 from 2002 was due to sale of two commercial properties and fully depreciated tenant improvements. The decrease in 2002 from 2001 was due to fully depreciated tenant improvements.

Depreciation expense in 2004 is expected to approximate 2003.

Advisory fee to affiliate was $425,000 in 2003, $714,000 in 2002, and $817,000
in 2001. The change was due to changes in gross assets, the basis of the fee. See NOTE 8. "ADVISORY AGREEMENT."

IORI paid a net income fee of $130,000 in 2003 as compared to $169,000 in 2002. IORI paid no net income fee in 2001. The net income fee is based on 7.5% of IORI's net income.

General and administrative expense was $779,000 in 2003, $1.0 million in 2002, and $739,000 in 2001. The decrease in 2003 resulted from reduced director and officers insurance.

Equity losses in partnership were $7,000 in 2003, equity gains were $862,000 in 2002, and equity losses were $9,000 in 2001. The Tri-City partnership was dissolved in 2002, which resulted in equity gain in that year.

IORI realized gains on the sale of real estate of $3.8 million in 2003 and $7.1 million in 2002. In 2003, the gains on sale of real estate represent the gain on the sale of Mowry and La Mesa, commercial properties. In 2002, the gains represent the gain on the sale of Daley Corporate Center.

IORI realized a loss on discontinued operations of $1.9 million, $3.1 million, and $1.9 million in 2003, 2002 and 2001. The loss relates to operating losses on two commercial properties that IORI sold during 2003. The following table summarizes revenue and expense information for the properties sold.

                                                          2003      2002      2001
                                                        -------   -------   -------
Revenue
   Rental Revenue ...................................   $ 1,991   $ 2,660   $ 5,679
   Property operations ..............................     1,858     2,511     2,890
                                                        -------   -------   -------
                                                            133       149     2,789
   Interest Income ..................................       462        --        --

Expenses
   Interest .........................................     2,236     2,635     3,925
   Depreciation .....................................       357       650       859
                                                        -------   -------   -------
                                                          2,593     3,285     4,784

Net loss from discontinued operations ...............    (1,998)   (3,136)   (1,995)

   Gain on sale of real estate ......................     3,824     6,769        --
   Equity in gain on sale of real estate by equity
      investees .....................................        --       383        --
                                                        -------   -------   -------
Net income (loss) from discontinued operations ......   $ 1,826   $ 4,016   $(1,995)
                                                        =======   =======   =======

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

Taxes

For the years 2002 and 2001, IORI elected and in the opinion of management qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To continue to qualify for federal taxation as a REIT, IORI was required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. As a REIT, IORI was also required to distribute at least 90% (95% in 2000) of its REIT taxable income plus 90% (95% in 2000) of its net income from foreclosure property on an annual basis to stockholders.

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

IORI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IORI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. IORI's interest rate sensitivity position is managed by IORI's finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. IORI's earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IORI's market risk is exposure to short-term interest rates from variable rate borrowings. The impact on IORI's financial statements of refinancing fixed debt that matured during 2003 was not material. If market interest rates for variable rate debt average 100 basis points more in 2004 than they did during 2003, IORI's interest expense would increase and income would decrease by $164,000. This amount is determined by considering the impact of hypothetical interest rates on IORI's borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IORI's financial structure.

The following table contains only those exposures that existed at December 31, 2003. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI's ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. (Dollars in thousands.)

Liabilities

Variable interest rate-fair value                                        $14,576


                                 2004    2005    2006    2007   2008   Thereafter    Total
                                ------   ----   ------   ----   ----   ----------   -------
Instrument's maturities .....   $6,272   $ --   $8,553    $--    $--       $--      $14,825

Instrument's amortization ...      556    513      540     --     --        --        1,609
   Interest .................      880    814      722     --     --        --        2,416
   Average rate .............      8.9%   9.1%     9.2%    --     --        --

Fixed interest rate-fair value                                                      $48,457

                                 2004    2005    2006    2007    2008   Thereafter    Total
                                -----   -----   -----   -----   -----   ----------   ------
Instrument's maturities .....      --      --   1,228      --   2,078     35,910     39,216
Instrument's amortization ...     566     606     565     510     523      2,006      4,776
   Interest .................   2,398   1,970   1,936   1,903   1,835      5,798     15,840
   Average rate .............     6.7%    7.1%    7.2%    7.2%    7.2%       7.1%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Financial Statements

Report of Independent Certified Public Accountants.......................    26

Consolidated Balance Sheets--December 31, 2003 and 2002..................    28

Consolidated Statements of Operations--Years Ended December 31,
   2003, 2002 and 2001...................................................    29

Consolidated Statements of Stockholders' Equity--Years Ended
   December 31, 2003, 2002 and 2001......................................    31

Consolidated Statements of Cash Flows--Years Ended December 31,
   2003, 2002 and 2001...................................................    32

Notes to Consolidated Financial Statements...............................    34

Financial Statement Schedules

Schedule III--Real Estate and Accumulated Depreciation...................    57

Schedule IV--Mortgage Loans on Real Estate...............................    59

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Income Opportunity Realty Investors, Inc.

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for year ended December 31, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules referred to above presents fairly, in all material respects, the information set forth therein.

Farmer, Fuqua, & Huff, P.C.
Plano, Texas
March 12, 2004

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

                                        BDO SEIDMAN, LLP
Dallas, Texas
March 21, 2003

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                         ----------------------
                                                            2003        2002
                                                          --------    --------
                                                         (dollars in thousands,
                                                            except per share)
                    Assets

Real estate held for investment ......................    $ 56,367    $ 82,252
Less - accumulated depreciation ......................      (6,002)     (7,502)
                                                          --------    --------
                                                            50,365      74,750

Notes and interest receivable ........................      45,531          --
Investment in real estate partnerships ...............         607         609
Cash and cash equivalents ............................          58          10
Receivables from affiliates ..........................         457      10,497
Other assets .........................................       4,126       4,319
                                                          --------    --------
                                                          $101,144    $ 90,185
                                                          ========    ========

       Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ...........................    $ 60,825    $ 51,432
Other liabilities ....................................       1,230       1,446
                                                          --------    --------
                                                            62,055      52,878

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized
   10,000,000 shares; issued and outstanding
   1,438,945 shares in 2003 and 2002 .................          14          14
Paid-in capital ......................................      62,774      62,774
Accumulated deficit ..................................     (23,699)    (25,481)
                                                          --------    --------
                                                            39,089      37,307
                                                          --------    --------
                                                          $101,144    $ 90,185
                                                          ========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended December 31,
                                                --------------------------------
                                                    2003      2002      2001
                                                  -------   -------   -------
                                                  (dollars in thousands, except
                                                            per share)
Property revenue
   Rents ....................................     $ 7,814   $ 7,739   $ 7,322
Property expense
   Property operations ......................       4,560     3,819     3,701
                                                  -------   -------   -------
Operating income ............................       3,254     3,920     3,621

Other income
   Interest .................................         626       270       194
   Equity in income (loss) of equity
      partnerships ..........................          (7)      862        (9)
   Recovery of loss provision on
      receivable from related party .........       1,569        --        --
                                                  -------   -------   -------
                                                    2,188     1,132       185

Other expense
   Interest .................................       2,105     2,279     2,149
   Depreciation .............................       1,199     1,216     1,568
   Advisory fee to affiliate ................         425       714       817
   Net income fee to affiliate ..............         130       169        --
   Provision for loss on receivable
      from related party ....................          --     1,568        --
   Provision for Asset Impairment ...........         848        --        --
   General and administrative ...............         779     1,037       739
                                                  -------   -------   -------
                                                    5,486     6,983     5,273
Net income (loss) from continuing
   operations ...............................         (44)   (1,931)   (1,467)
                                                  -------   -------   -------
Discontinued operations:
   Income (loss) from operations ............      (1,998)   (3,136)   (1,995)
   Gain on sale of real estate by
      equity investees ......................          --       383        --
   Gain on sale of operations ...............       3,824     6,769        --
                                                  -------   -------   -------
Net income (loss) from discontinued
   operations ...............................       1,826     4,016    (1,995)
                                                  -------   -------   -------
Net income (loss) ...........................     $ 1,782   $ 2,085   $(3,462)
                                                  =======   =======   =======

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)

Earnings per share
   Net income (loss) from continuing
      operations.......................   $    (0.03)  $    (1.34)  $    (0.98)
   Discontinued operations.............         1.27         2.79        (1.34)
                                          ----------   ----------   ----------
   Net income (loss)...................   $     1.24   $     1.45   $    (2.32)
                                          ==========   ==========   ==========
   Weighted average shares of Common
   Stock used in computing
   earnings per share..................    1,438,945    1,438,945    1,493,675
                                          ==========   ==========   ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Common Stock
                                          -------------------   Paid-in   Accumulated   Stockholders'
                                            Shares     Amount   Capital     Deficit         Equity
                                          ----------   ------   -------   -----------   -------------
                                                     (dollars in thousands, except shares)
BALANCE, JANUARY 1, 2001...............    1,514,045     15      64,087     (24,104)        39,998
Repurchase of Common Stock.............      (75,100)    (1)     (1,313)         --         (1,314)
Net (loss).............................           --     --          --      (3,462)        (3,462)
                                           ---------    ---     -------    --------        -------
BALANCE, DECEMBER 31, 2001.............    1,438,945     14      62,774     (27,566)        35,222
Net income.............................           --     --          --       2,085          2,085
                                           ---------    ---     -------    --------        -------
BALANCE, DECEMBER 31, 2002.............    1,438,945     14      62,774     (25,481)        37,307
Net income                                        --     --          --       1,782          1,782
                                           ---------    ---     -------    --------        -------
BALANCE, DECEMBER 31, 2003                 1,438,945    $14     $62,774    $(23,699)       $39,089
                                           =========    ===     =======    ========        =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended December 31,
                                                                         --------------------------------
                                                                           2003       2002       2001
                                                                          -------   --------   --------
                                                                              (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ...................................................    $10,671   $ 10,554   $ 12,966
   Payments for property operations ..................................     (5,903)    (7,131)    (6,981)
   Interest collected ................................................        262        291        148
   Interest paid .....................................................     (3,702)    (4,339)    (5,528)
   Advisory and net income fee paid to affiliate .....................       (451)      (868)    (1,054)
   General and administrative expenses paid ..........................       (785)    (1,029)    (1,618)
   Distributions from equity partnerships' operating cash flow .......         --         25         18
   Other .............................................................         --         --         20
                                                                          -------   --------   --------

      Net cash provided by (used in) operating activities ............         92     (2,497)    (2,029)

Cash Flows from Investing Activities
   Funding of equity partnerships ....................................         --         --        (28)
   Real estate improvements ..........................................         --       (365)    (3,466)
   Deposits on pending purchases and financings ......................         --         --        (25)
   Proceeds from sale of real estate .................................      9,582     19,230         --
   Distributions from equity partnership's investing cash flow .......         --        752         --
   Funding of note receivable (including $5,109 in 2002 to
      related party) .................................................     (1,567)    (7,109)        --
   Collection of note receivable .....................................         --        500      1,000
   Payments from (to) advisor and affiliates .........................     (7,955)    (6,244)     4,635
                                                                          -------   --------   --------

      Net cash provided by investing activities ......................         60      6,764      2,116

Cash Flows from Financing Activities
   Proceeds from notes payable .......................................        917     23,152     14,900
   Payments on notes payable .........................................       (603)   (26,308)   (14,783)
   Deferred financing costs ..........................................       (418)    (1,167)      (911)
   Repurchase of Common Stock ........................................         --         --     (1,314)
                                                                          -------   --------   --------
      Net cash used in financing activities ..........................       (104)    (4,323)    (2,108)
                                                                          -------   --------   --------

Net increase (decrease) in cash and cash equivalents .................         48        (56)    (2,021)
Cash and cash equivalents, beginning of year .........................         10         66      2,087
                                                                          -------   --------   --------

Cash and cash equivalents, end of year ...............................    $    58   $     10   $     66
                                                                          =======   ========   ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                                                                                For the Years Ended December 31,
                                                                                --------------------------------
                                                                                    2002      2001      2000
                                                                                  -------   -------   -------
                                                                                     (dollars in thousands)
Reconciliation of net income (loss) to net cash used in operating activities
   Net income (loss) ........................................................     $ 1,782   $ 2,085   $(3,462)
   Adjustments to reconcile net income (loss) to net cash used in
      operating activities Depreciation and amortization ....................       2,165     1,867     2,930
      Gain on sale of real estate ...........................................      (3,824)   (7,152)       --
      Impairment of asset ...................................................         848
      Equity in (income) loss of partnerships ...............................           2      (862)        9
      Distributions from equity partnerships' operating cash flow ...........          --        25        18
      Provision for loss ....................................................          --     1,568        --
      Decrease in interest receivable .......................................        (826)        5        --
      (Increase) decrease in other assets ...................................           1       774    (1,554)
      Decrease in interest payable ..........................................          29        (9)     (103)
      Increase (decrease) in other liabilities ..............................         (85)     (798)      133
                                                                                  -------   -------   -------

         Net cash provided by operating activities ..........................     $    92   $(2,497)  $(2,029)
                                                                                  =======   =======   =======
Schedule of noncash investing and financing activities
Notes payable from purchase of real estate ..................................     $18,687   $    --   $    --
Notes payable assumed by buyer on sale of real estate .......................       9,637        --        --
Notes receivable collected by affiliates ....................................       8,760     5,541        --

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

Certain balances for 2002 and 2001 have been reclassified to conform to the 2003 presentation.

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

Recent accounting pronouncements. In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary items. The provisions of

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 145 related to the rescission of SFAS No. 4 will require IORI to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 that relates to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2. REAL ESTATE

In 2003, IORI sold the following properties:

                                                           Sales    Net Cash      Debt      Gain/(Loss)
    Property              Location            Sq.Ft.       Price    Received   Discharged     on Sale
------------------   ------------------   -------------   -------   --------   ----------   -----------
Office Building
Mowry Building       Newark, CA           58,758 Sq.Ft.   $ 5,000    $1,113      $4,057            --

La Mesa Building     La Mesa, CA          90,105 Sq.Ft.   $13,500    $6,521      $5,468        $3,824

One Hickory Centre   Farmers Branch, TX   97,361 Sq.Ft.   $12,200    $  227          --            --

Land
Travelers Land       Farmers Branch, TX      1.01 Acres   $25,000    $2,198          --            --

The Mowry building, located at 5600 Mowry School Road, Newark, California, was sold on July 1, 2003 at the sales price of $5.0 million. Prior to the sale, IORI wrote down the carrying value of the property to its fair value, and an impairment loss of $848,000 was recognized.

Concentration of investment risk. IORI has a high concentration of investment risk on properties in the Southwest region of the United States. This risk includes, but is not limited to changes in local economic conditions, changes in real estate and zoning laws, increases in real estate taxes, floods, tornados and other acts of God and other factors beyond the control of management.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Concentration of investment risk (continued). In the opinion of management, this investment risk is partially mitigated by the diversification of property types in other geographical regions of the United States, management's review of additional investments, acquisitions in other areas and by insurance.

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

In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with Transcontinental Realty Investors, Inc. ("TCI"), a related party. The loan was secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, with IORI receiving $8,500 as an extension fee. Of the $2.0 million in principal payments, $1.5 million was received by TCI and $500,000 was received by Basic Capital Management, Inc. ("BCM"), an affiliate and the advisor to IORI, until July 1, 2003. These amounts are included within receivables from affiliates in the accompanying Consolidated Balance Sheet.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3. NOTES AND INTEREST RECEIVABLE (Continued)

On October 14, 2003, IORI sold and conveyed the office building known as One Hickory Centre and 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The note bore interest at 6.7% per annum. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various prorations. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715, the remaining difference of which was as a result of prorations and various expenses paid by IORI in connection with the closing of the transaction. The note bore interest at 6.7% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand or if no demand is made prior thereto on June 30, 2006 with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bore interest at 6.7% per annum.

On December 30, 2003, a Promissory Note in the amount of $6,363,360 given by Housing for Seniors of Humble ("Housing"), LLC to NLP Lakeshore Villas, LLC ("NLP") was assigned from ARI to IORI as a paydown of certain intercompany receivables.

On December 30, 2003, a Promissory Note in the amount of $2,000,000 given by Housing for Seniors of Humble ("Housing"), LLC to NLP Lakeshore Villas, LLC ("NLP") was assigned from ARI to IORI as additional paydown of certain intercompany receivables.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS

Investments in equity method partnerships consisted of the following:

                                                                     2003   2002
                                                                     ----   ----
Nakash Income Associates ("NIA") .................................    341    275
TCI Eton Square, L.P. ("Eton Square") ............................    266    334
                                                                     ----   ----
                                                                     $607   $609
                                                                     ====   ====

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

IORI further owns a 10% limited partner interest in Eton Square, which at December 31, 2003, owned the Eton Square Building in Tulsa, Oklahoma. TCI owns a 90% general partner interest in Eton Square.

Set forth below are summarized financial data for the partnerships accounted for using the equity method:

                                                              2003       2002
                                                            --------   --------
Notes receivable ........................................   $    902   $    902
Real estate, net of accumulated depreciation
   ($1,631 in 2003 and $1,230 in 2002) ..................     13,753     14,152
                                                                (262)        --
Other assets ............................................    (10,206)   (10,362)
Notes payable ...........................................       (677)      (559)
Other liabilities .......................................         --         --
                                                            --------   --------
                                                            $  3,510   $  4,133
Partners' capital .......................................   ========   ========

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

                                                      2003      2002      2001
                                                     ------   -------   -------
Rents ............................................   $1,233   $ 2,981   $ 2,579
Interest income ..................................      156       156        80
Interest expense .................................     (685)   (1,119)   (1,131)
Property operations expense ......................     (802)   (1,453)   (1,230)
Depreciation .....................................     (400)     (628)     (586)
                                                     ------   -------   -------
Loss before gains on sale of real
   estate.........................................     (498)      (63)     (288)
   Gain on sale ..................................       --     1,054        --
                                                     ------   -------   -------
Net income (loss) ................................   $ (498)  $   991   $  (288)
                                                     ======   =======   =======

IORI's equity share of:

                                                            2003    2002    2001
                                                            ----   ------   ----
Income (loss) before gains on sale of
   real estate ..........................................   $(7)   $  862*  $(9)
Gain on sale of real estate .............................    --       383    --
                                                            ---    ------   ---
Net income (loss) .......................................   $(7)   $1,245   $(9)
                                                            ===    ======   ===

* Includes the $1.3 million gain from the sale of IORI's investment in Tri-City.

NOTE 5. NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                              2003                  2002
                                      -------------------   --------------------
                                      Estimated             Estimated
                                         Fair       Book       Fair       Book
                                        Value      Value      Value      Value
                                      ---------   -------   ---------   --------
Notes payable......................    $63,033    $60,427    $50,402    $51,063
                                       =======               =======
Interest payable...................                   398                   369
                                                  -------               --------
                                                  $60,825               $51,432
                                                  =======               ========

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5. NOTES AND INTEREST PAYABLE (Continued)

Scheduled notes payable principal payments are due as follows:

2004..................................................................   $ 7,394
2005..................................................................     1,119
2006..................................................................    10,886
2007..................................................................       510
2008..................................................................     2,601
Thereafter............................................................    37,916
                                                                         -------
                                                                         $60,426
                                                                         =======

Notes payable at December 31, 2003, bear interest at rates ranging from 4.47% to 10.5% and mature between 2003 and 2025. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $50.4 million.

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

In 2003, IORI refinanced the following properties:


                                                                   Net Cash
                                             Debt        Debt      Received/   Interest   Maturity
  Property     Location      Sq.Ft./Acrs   Incurred   Discharged    (Paid)       Rate       Date
-----------   ----------   -------------   --------   ----------   ---------   --------   --------
Office
Building

2010          Farmers      40,066 Sq.Ft.    $2,436       1,778        547      6.25%        10/08
Valley View   Branch, TX

Travelers     Farmers      97,361 Sq.Ft.    $5,000      $4,225         --      6.00%(1)     12/06
Land          Branch, TX

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6. RELATED PARTY TRANSACTIONS (Continued)

On December 30, 2003, a Promissory Note in the amount of $6.3 million given by Housing to NLP was assigned from ARI to IORI. On December 30, 2003, a Promissory
Note in the amount of $2.0 million given by Housing to NLP was assigned from ARI to IORI. These assignments were payments on certain intercompany receivables due to IORI.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Brewery Corporation ("Brewery"), a wholly-owned subsidiary of TCI, a related party, for $4.0 million for a reduction of intercompany debt in the same amount. Brewery owns the 19.96 acres of land and the 133,000 sq. ft. Eagle Crest Warehouse Building in Farmers Branch, Texas.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Treehouse Corporation ("Treehouse-IR"), a wholly-owned subsidiary of TCI, for $7.5 million for a reduction of intercompany debt in the amount of $2.4 million subject to mortgage lien in the amount of $5.1 million. Treehouse-IR owns the 153,072 sq. ft. Treehouse Apartments Building in Irving, Texas.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Parkway Corporation ("Parkway"), a wholly-owned subsidiary of TCI, for $4.0 million for reduction of intercompany debt in the amount of $2.4 million subject to mortgage lien in the amount of $1.6 million. Parkway owns the 28,374 sq. ft. Parkway Shopping Center in Dallas, Texas.

On September 19, 2002, IORI's Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of December 31, 2003.

                                            SWI       BCM       ARI       TCI
                                          -------   -------   -------   -------
Balance, December 31, 2002 ............        --   $ 1,696   $ 3,541   $ 5,260
   Cash transfers .....................    15,209     5,017        --        --
   Cash repayments ....................    (3,881)   (3,937)   (3,494)   (1,000)
   Other additions ....................     2,904       784       367         1
   Other repayments ...................   (13,930)   (3,560)      (47)   (4,000)
                                          -------   -------   -------   -------
Balance, December 31, 2003 ............       302   $    --   $   367   $   261
                                          =======   =======   =======   =======

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6. RELATED PARTY TRANSACTIONS (Continued)

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

No dividends were declared or paid in 2003 or 2002. Management expects to pay no dividends in 2004.

NOTE 8. RENTS UNDER OPERATING LEASES

Operations include the leasing of office buildings. The leases thereon expire at various dates through 2011. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 2003:

2004..................................................................   $ 2,354
2005..................................................................     2,298
2006..................................................................     1,762
2007..................................................................     1,389
2008..................................................................     1,182
Thereafter............................................................     1,888
                                                                         -------
                                                                         $10,873
                                                                         =======

NOTE 9. ADVISORY AGREEMENT

SWI is 100% owned by Gene E. Phillips. Mr. Phillips is a Chairman, a President, a Chief Executive Officer, and a Director, and is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI/BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for IORI.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9. ADVISORY AGREEMENT (Continued)

Under the Advisory Agreement, SWI is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity and other investments. SWI is required to report quarterly to the Board on IORI's performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to SWI by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals other than legal counsel. The Advisory Agreement provides that SWI shall be deemed to be in a fiduciary relationship to the stockholders and contains a broad standard governing SWI's liability for losses incurred by IORI.

The Advisory Agreement provides for SWI to be responsible for IORI's day-to-day operations and to receive an advisory fee comprised of a gross asset fee of ..0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of net income.

The Advisory Agreement also provides for SWI to receive an annual incentive sales fee. SWI or an affiliate of SWI is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. SWI or an affiliate of SWI is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan. SWI or an affiliate of SWI also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing of IORI's properties. In addition, SWI receives reimbursement of certain expenses incurred by it, in the performance of advisory services for IORI.

The Advisory Agreement requires SWI or any affiliate of SWI to pay to IORI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IORI.

Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by SWI if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require SWI to refund $226,000 of the 2003 annual advisory fee, $68,000 of the 2002 annual advisory fee, and $256,000 of the 2001 annual advisory fee.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9. ADVISORY AGREEMENT (Continued)

Additionally, if management was to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of BCM would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 9. "PROPERTY MANAGEMENT," Triad Realty Services, Ltd. ("Triad"), an affiliate of SWI, provides property management services and, as discussed in NOTE 11. "REAL ESTATE BROKERAGE," Regis Realty, Inc. ("Regis"), a related party, provided, on a non-exclusive basis, brokerage services.

SWI may assign the Advisory Agreement only with the prior consent of IORI.

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

NOTE 11. REAL ESTATE BROKERAGE

Regis also provided brokerage services on a non-exclusive basis until December 2003. Regis was and Regis Realty I, LLC is entitled to receive a commission for property purchases and sales in accordance with a sliding scale of total brokerage fees to be paid by IORI.

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to SWI/BCM and its affiliates:

                                                           2003     2002    2001
                                                          ------   ------   ----
Fees
Advisory ..............................................   $  425   $  714   $817
Net income ............................................      130      169     --
Property acquisition ..................................       --       --     --
Mortgage brokerage and equity refinancing .............      547      262     99
Property & Construction Mgt. & Leasing Comm ...........      323        0      0
                                                          ------   ------   ----
                                                          $1,425   $1,145   $916
                                                          ======   ======   ====

Cost reimbursements ...................................   $  173   $  246   $323
                                                          ======   ======   ====

NOTE 13. INCOME TAXES

For the years 2002 and 2001, IORI elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, was not taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders. Due to the completion of the tender offer by ARI, an affiliate, and the resulting concentration of ownership, IORI no longer met the requirements for tax treatment as a REIT under the Code as of January 1, 2003, and is prohibited for re-qualifying for REIT status for at least five years.

IORI had net income for federal income tax purposes before the application of operating loss carryforwards in 2003 and 2002 and had a net loss for federal income tax purposes in 2001. Therefore, IORI recorded no provision for income taxes. IORI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2003, IORI's tax basis in its net assets was exceeded by their net basis for financial statement purposes by approximately $14.4 million and IORI's tax basis in its net mortgage liabilities was exceeded by their net basis for financial statement purposes by approximately $21.3 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes by approximately $6.9 million. Additionally, at December 31, 2003, IORI has current and prior tax net operating loss carryforwards of $2.3 million expiring through the year 2021.

As a result of IORI's election to be treated as a REIT for income tax purposes for years 2002 and 2001 and its then intention to distribute its REIT taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded. At December 31, 2003, IORI had a net deferred tax asset of $3.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

NOTE 14. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, and equity in partnerships totaling $619,000, $1.1 million, $185,000 for 2003, 2002 and 2001, respectively.
Expenses/(Gains) that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for loss, and provision for asset impairment totaling $2.2 million, $3.5 million, and $1.6 million for 2003, 2002 and 2001, respectively. Excluded from operating segment assets are assets of $50.8 million at December 31, 2003, $15.4 million at December 31, 2002, and $4.4 million at December 31, 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment.

                                              Commercial
                                       Land   Properties   Apartments    Total
                                       ----   ----------   ----------   -------
2003
Rents ............................     $--      $ 2,456      $ 5,358    $ 7,814
Property operating expenses ......      --        1,091        3,471      4,560
                                       ---      -------      -------    -------
Operating income (loss) ..........     $--      $ 1,365      $ 1,887    $ 3,254
                                       ===      =======      =======    =======

Depreciation ................. ...     $--      $   794      $   405    $ 1,199
Interest .........................      --          623        1,482      2,105
Real estate improvements .........      --          494           --        494
Assets ...........................      44       22,105       28,216     50,365

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 14. OPERATING SEGMENTS (Continued)

                                                            Commercial
                                                            Properties    Total
                                                            ----------   -------
Property Sales
Sales price .............................................     $55,700    $55,700
Cost of sale ............................................      51,874     51,874
                                                              -------    -------
Gain on sale ............................................     $ 3,824    $ 3,824
                                                              =======    =======

                                                  Commercial
                                          Land    Properties   Apartments    Total
                                         ------   ----------   ----------   -------
2002
Rents ................................   $   --     $ 2,394      $ 5,345    $ 7,739
Property operating expenses ..........       --       1,030        2,789      3,819
                                         ------     -------      -------    -------
Operating income .....................   $   --     $ 1,364      $ 2,556    $ 3,920
                                         ======     =======      =======    =======

Depreciation .........................   $   --     $   739      $   477    $ 1,216
Interest .............................       --         605        1,674      2,279
Real estate improvements .............       --         240           --        240
Assets ...............................   24,929      28,688       21,133     74,750

                                                            Commercial
                                                            Properties    Total
                                                            ----------   -------
Property Sales
Sales price .............................................     $19,230    $19,230
Cost of sale ............................................      12,461     12,461
                                                              -------    -------
Gain on sale ............................................     $ 6,769    $ 6,769
                                                              =======    =======

                                               Commercial
                                       Land    Properties   Apartments    Total
                                     -------   ----------   ----------   -------
2001
Rents ............................   $    --     $ 2,277      $ 5,045    $ 7,322
Property operating expenses ......        --       1,034        2,667      3,701
                                     -------     -------      -------    -------
Operating income .................   $    --     $ 1,243      $ 2,378    $ 3,621
                                     =======     =======      =======    =======

Depreciation .....................   $    --     $ 1,056      $   512    $ 1,568
Interest .........................        --         788        1,361      2,149
Real estate improvements .........     2,404       1,062                   3,466
Assets ...........................    24,492      41,213       21,610     87,315

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

For 2003, 2002, and 2001, income (loss) from discontinued operations relates to two properties that IORI sold during 2002 and four properties sold during 2003. The following table summarizes revenue and expense information for these properties sold.

                                                          2003      2002      2001
                                                        -------   -------   -------
Revenue
   Rental ...........................................   $ 1,991   $ 2,660   $ 5,679
   Property operations ..............................     1,858     2,511     2,890
                                                        -------   -------   -------
                                                            133       149     2,789
   Interest Income ..................................       462        --        --

Expenses
   Interest .........................................     2,236     2,635     3,925
   Depreciation .....................................       357       650       859
                                                        -------   -------   -------
                                                          2,593     3,285     4,784

Net income (loss) from discontinued operations ......    (1,998)   (3,136)   (1,995)

   Gain on sale of real estate ......................     3,824     6,769        --
   Equity in gain on sale of real estate by equity
      investees .....................................        --       383        --
                                                        -------   -------   -------
Net income (loss) from discontinued operations ......   $ 1,826   $ 4,016   $(1,995)
                                                        =======   =======   =======

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 16. QUARTERLY DATA

The following is a tabulation of quarterly results of operations for the years 2003, 2002 and 2001 (unaudited).

                                                          Three Months Ended
                                           -----------------------------------------------
                                           March 31   June 30   September 30   December 31
                                           --------   -------   ------------   -----------
2003
Rents ..................................    $1,942    $1,958       $1,970         $1,944
Property expense .......................       966     1,012        1,182          1,400
                                            ------    ------       ------         ------
   Operating income ....................       976       946          788            544

Interest income ........................        --       614           12             --
Income (loss) in equity
   partnerships ........................       (15)       --          (13)            21
Recovery of A/R written off ............        --     1,569           --             --
Other expense ..........................     1,371     2,006        1,223            886
                                            ------    ------       ------         ------
Net loss from continuing
   operations ..........................      (410)    1,123         (436)          (321)
Discontinued operations ................      (588)     (491)        (541)         3,446
                                            ------    ------       ------         ------
Net income (loss) ......................    $ (998)   $  632       $ (977)        $3,125
                                            ======    ======       ======         ======
Earnings per share
Net income (loss) ......................    $(0.69)   $ 0.44       $ (.68)        $ 2.17
                                            ======    ======       ======         ======

                                                          Three Months Ended
                                           -----------------------------------------------
                                           March 31   June 30   September 30   December 31
                                           --------   -------   ------------   -----------
2002
Rents ..................................   $ 1,892    $1,888      $ 2,061        $1,898
Property expense .......................       801       896        1,137           985
                                           -------    ------      -------        ------

   Operating income ....................     1,091       992          924           913
Interest income ........................        37       310          185          (262)
Income (loss) in equity
   partnerships ........................       (17)       48           60           771
Other expense ..........................     2,393     1,519        1,055         2,016
                                           -------    ------      -------        ------
Net loss from continuing
   operations ..........................    (1,282)     (169)         114          (594)
Discontinued operations ................     6,355      (718)      (1,355)         (266)
                                           -------    ------      -------        ------
Net income (loss) ......................   $ 5,073    $ (887)     $(1,241)       $ (860)
                                           =======    ======      =======        ======
Earnings per share
Net income (loss) ......................   $  3.53    $ (.62)     $  (.86)       $ (.60)
                                           =======    ======      =======        ======

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 16. QUARTERLY DATA (Continued)

                                                                Three Months Ended
                                                  -----------------------------------------------
                                                  March 31   June 30   September 30   December 31
                                                  --------   -------   ------------   -----------
2001
Rents .........................................    $1,814    $1,806       $ 1,802       $1,900
Property expense ..............................       907       889         1,013          892
                                                   ------    ------       -------       ------
   Operating income ...........................       907       917           789        1,008

Interest income ...............................        72        62             8           52
Income (loss) in equity
   partnerships ...............................         9        (6)          (30)          18
Other expense .................................     1,328     1,327         1,406        1,212
                                                   ------    ------       -------       ------
Net income (loss) from continuing
  operations...................................      (340)     (354)         (639)        (134)
                                                     (377)     (378)       (1,110)        (130)
Discontinued operations .......................    ------    ------       -------       ------
                                                   $ (717)   $ (732)      $(1,749)      $ (264)
Net income (loss) .............................    ======    ======       =======       ======

Earnings per share                                 $ (.47)   $ (.49)      $ (1.16)      $ (.18)
Net income (loss) .............................    ======    ======       =======       ======


In the third quarter of 2003, the Mowry Building was sold, and an impairment loss on sale of real estate of 848,000 was recognized. In the fourth quarter of 2003, La Mesa Village, Travelers Land, and One Hickory Centre were sold. $3.8 million gain was recognized on the sale of La Mesa Village. Travelers Land had $59,000 deferred capital loss on sale.

NOTE 17. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Olive Litigation. In February 1990, IORI, together with National Income Realty Trust, Continental Mortgage and Equity Trust ("CMET") and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust Et al. (the "Olive Litigation"), relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification"), which was amended on January 27, 1997 by Amendment to the Modification effective January 9, 1994 (the "First Amendment").

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY (Continued)

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

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY (Continued)

On October 23, 2001, IORI, TCI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement (the "Second Amendment"). Under the Second Amendment, the appeal was dismissed and ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding common shares of IORI and TCI not currently owned by ARI. At the time, IORI had the same board as TCI and the same advisor as TCI and ARI. Earl D. Cecil and Ted P. Stokely who served as Directors of IORI and TCI, were also directors of ARI.

On November 15, 2002, ARI commenced, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share was $17.50 for TCI shares and $19.00 for IORI shares. The tender offers were completed on March 19, 2003. ARI acquired 265,036 shares of IORI and 1,213,226 TCI shares. The completion of the tender offer fulfilled the obligations under the Second Amendment and the Olive Litigation was dismissed with prejudice.

Liquidity. Management anticipates that IORI will generate excess cash from operations in 2003 due to increased rental rates and occupancy

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY (Continued)

at its properties, however, such excess may not be sufficient to discharge all of IORI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

Other Litigation. IORI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

                                  SCHEDULE III

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003

                                                      Initial Cost            Cost
                                                 ----------------------   Capitalized
                                       Encum-               Building &    Subsequent to
Property/Location                      brances    Land     Improvements   Acquisition
-----------------                      -------   -------   ------------   -------------
Properties Held For Investment
   Apartments
Brighton Court, Midland, TX.........   $ 2,843   $   339      $ 3,051         $   --
Del Mar, Midland, TX................     2,725       324        2,919             --
Enclave, Midland, TX................     2,882       324        2,919             --
Meridian, Midland, TX...............     4,502     1,138        4,552             --
Signature Place, Midland, TX........     2,410       265        2,388             --
Sinclair Place, Midland, TX.........     2,054       221        1,990             --
Treehouse, San Antonio, TX..........     3,752       375        2,124            259
Treehouse, Irving, TX...............     5,083       716        6,771             --

Office Buildings
2010 Valley View, Farmers
   Branch, TX.......................     2,425       120          479          2,979
Akard Plaza, Dallas, TX.............     1,966       734        2,936            454
Chuck Yeager, Chantilly, VA.........     4,336     1,080        4,321          1,566
Parkway Ctr, Farmers Branch, TX.....     1,631       333        3,511             --

Industrial Warehouse
Eagle Crest, Farmers Branch, TX.....               2,129        1,906             --

Land
Frankel, Midland County, TX.........        --        44           --             --
3 HickoryCtr, FarmersBranch, TX.....        --     2,804           --            296
                                       -------   -------      -------         ------
                                       $36,609   $10,946      $39,867         $5,554
                                       =======   =======      =======         ======

                                                Gross Amount
                                          Carried at End of Year (1)       Accumu-
                                       --------------------------------    lated
                                                  Building &              Depreci-
Property/Location                       Land     Improvements    Total     ation
-----------------                      -------   ------------   -------   --------
                                           (dollars in thousands)
Properties Held For Investment
Apartments
Brighton Court, Midland, TX.........   $   339      $ 3,051     $ 3,390    $  267
Del Mar, Midland, TX................       324        2,919       3,243       255
Enclave, Midland, TX................       324        2,919       3,243       255
Meridian, Midland, TX...............     1,138        4,552       5,690       455
Signature Place, Midland, TX........       265        2,388       2,653       174
Sinclair Place, Midland, TX.........       221        1,990       2,211       209
Treehouse, San Antonio, TX..........       375        2,383       2,758       844
Treehouse, Irving, TX...............       716        6,771       7,487        --

Office Buildings
2010 Valley View, Farmers
   Branch, TX.......................       120        3,458       3,578     1,264
Akard Plaza, Dallas, TX.............       734        3,390       4,124       785
Chuck Yeager, Chantilly, VA.........     1,080        5,887       6,967     1,494
Parkway Ctr, Farmers Branch, TX.....       333        3,511       3,844        --

Industrial Warehouse
Eagle Crest, Farmers Branch, TX....      2,129        1,906       4,035        --

Land
Frankel, Midland County, TX.........        44           --          44        --
3 HickoryCtr, FarmersBranch, TX.....     3,100           --       3,100        --
                                       -------      -------     -------    ------
                                       $11,242      $45,125     $56,367    $6,002
                                       =======      =======     =======    ======

                                                                Life on
                                                                 Which
                                                              Depreciation
                                                               in Latest
                                        Date of                Statement
                                       Construc-     Date     of Operation
Property/Location                        tion      Acquired    is Computed
-----------------                      ---------   --------   ------------
Properties Held For Investment
Apartments
Brighton Court, Midland, TX.........     1983        06/00       40 years
Del Mar, Midland, TX................     1983        06/00       40 years
Enclave, Midland, TX................     1983        06/00       40 years
Meridian, Midland, TX...............     1983        12/99       40 years
Signature Place, Midland, TX........     1983        06/00       40 years
Sinclair Place, Midland, TX.........     1983        06/00       40 years
Treehouse, San Antonio, TX..........     1975        09/89     5-40 years
Treehouse, Irving, TX...............     1974        12/03     5-40 years

Office Buildings
2010 Valley View, Farmers
   Branch, TX.......................     1998        09/97     5-40 years
Akard Plaza, Dallas, TX.............     1984        12/97     5-40 years
Chuck Yeager, Chantilly, VA.........     1991        01/97     5-40 years
Parkway Ctr, Farmers Branch, TX.....     1979        12/03     5-40 years

Industrial Warehouse
Eagle Crest, Farmers Branch, TX....        --        12/03     5-40 years

Land
Frankel, Midland County, TX.........       --        06/00
3 HickoryCtr, FarmersBranch, TX.....                    --

(1)  The aggregate cost for Federal income tax purposes is $34.7 million.

                                                                    SCHEDULE III
                                                                     (Continued)

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  2003       2002      2001
                                                --------   --------   -------
                                                     (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1, .......................   $ 82,252   $ 95,190   $91,837

   Additions
      Acquisitions and Improvements .........     15,365        677     3,466

   Deductions
      Retirements ...........................         --       (462)     (113)
      Sale of real estate ...................    (41,250)   (13,153)       --
                                                --------   --------   -------
Balance at December 31, .....................   $ 56,367   $ 82,252   $95,190
                                                ========   ========   =======

Reconciliation of Accumulated Depreciation
Balance at January 1, .......................   $  7,502   $  7,875   $ 5,560
      Additions
         Depreciation .......................      1,552      1,867     2,427

      Deductions
         Retirements ........................         --         --      (112)
         Sale of real estate ................     (3,052)    (2,240)       --
                                                --------   --------   -------
Balance at December 31, .....................   $  6,002   $  7,502   $ 7,875
                                                ========   ========   =======

                                                                     SCHEDULE IV
                                                                     (Continued)

                    INCOME OPPORTUNITY REALTY INVESTORS, INC.

                          MORTGAGE LOANS ON REAL ESTATE

                                                  2003        2002     2001
                                                 -------    -------   -------
                                                    (dollars in thousands)
Balance at January 1, .......................    $    --    $   500   $ 1,500

Additions
   New mortgage loans .......................     45,531      7,109        --

Deductions
   Amounts charged off ......................         --     (1,568)       --
   Collections of principal by IORI .........         --       (500)       --
   Collections of principal by affiliates ...         --     (5,541)   (1,000)
                                                 -------    -------   -------
Balance at December 31, .....................    $45,531    $    --   $   500
                                                 =======    =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 1, 2003, the Board of Directors of Income Opportunity Realty Investors, Inc. ("IOT") engaged the Plano, Texas firm of Farmer, Fuqua
& Huff, P.C. as the independent accountant to audit IOT's financial statements. During the Registrant's two most recent fiscal years, and any subsequent interim period, IOT did not consult with Farmer, Fuqua & Huff, PC. or any of its members about the application of accounting principles to any specified transaction or any other matter.

The engagement effective July 1, 2003, of Farmer, Fuqua & Huff, P.C. as a new independent accountant for IOT necessarily results in the termination or dismissal of the principal accountant which audited IOT's financial statements in the past two fiscal years ended December 31, 2001 and 2002, BDO Seidman. During the Registrant's two most recent fiscal years and any subsequent interim period, BDO Seidman's report on IOT's financial statements for those two years did not contain an adverse opinion or disclaimer of opinion, nor was such opinion qualified or modified as to uncertainty, audit scope or accounting principles, and no disagreement existed between the Registrant and BDO Seidman concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was approved by the Audit Committee of the Board of Directors of IOT consisting of Messrs. Ted P. Stokely, Earl D. Cecil and Martin L. White.

ITEM 9A. CONTROLS AND PROCEDURES

     IORI, under the supervision and with the participation of its management, including IORI's Acting Principal Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of IORI's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, IORI's Acting Principal Executive Officer and Principal Accounting Officer concluded that IORI's disclosure controls and procedures are effective and timely making known to him material information relating to IORI and its consolidated subsidiaries required to be disclosed in IORI's reports filed or submitted under the Exchange Act. There has been no change in IORI's internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected or is reasonably likely to materially affect IORI's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of IORI are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of IORI, the creation of certain Board committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers, and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignations of Henry A. Butler (July 1, 2003), Earl D. Cecil (on February 29,
2004) and Martin L. White (March 15, 2004), as well as the election of Ken L. Joines as a director in July 2003, and independent directors, David E. Allard and Peter L. Larsen on February 20, 2004, and Robert A. Jakuszewski on March 16, 2004.

It is the Board's objective that a majority of the Board consist of independent directors. For a director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with IORI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the American Stock Exchange listing rules. The independence guidelines are set forth in IORI's "Corporate Governance Guidelines." The text of this document has been posted on IORI's internet website at http://www.incomeopp-realty.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

All members of the Audit Committee and Nominating and Corporate Governance Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory, or compensatory fee from IORI or any of its subsidiaries other than their Director's compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board), and
(ii) no member of the Audit Committee may be an "affiliated person" of IORI or any of its subsidiaries, as defined by the Securities and Exchange Commission.

The current Directors of IORI are listed below, together with their ages, terms of service, all positions and offices with IORI or its advisor, SWI, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Director, means that the Director is an officer, director or employee of SWI or an officer of IORI. The designation "Independent" when used below with respect to a Director, means that the Director is neither an officer of IORI nor a director, officer or employee of SWI, although IORI may have certain business or professional relationships with the Director as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

TED P. STOKELY: Age 70, Director (Affiliated) (since April 1990) and Chairman of the Board (since January 1995).

     General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a nonprofit corporation; Director and Chairman of the Board of ARI (since November 2002); and Director (since April 1990) and Chairman of the Board (since January 1995) of TCI.

DAVID E. ALLARD: Age 45, Director (Independent) (Elected on February 20, 2004)

     Executive Vice President (since 2003) of Internet America, Inc.; Chief Operating Officer (2000 to 2002) of Primedia Workplace Learning; Executive Vice President and Chief Financial Officer (1999 to 2000) of E-Train; Special Advisor (1998 to 1999) of Thayer Capital Partners; Chief Operating Officer (1997 to 1998) of Careertrack, Inc. (TCI Subsidiary); Senior Vice President and Vice President - Business Development (1995 to 1996) of Westcott Communications, Inc.; Partner (1985 to 1992) of Farmer and Allard (CPA firm); Audit Manager/CPA (1983 to 1985) of Grant Thornton (CPA firm); Audit Senior/CPA of Laventhol & Horwath (CPA firm).

ROBERT A. JAKUSZEWSKI: Age 41, Director (Independent) (Elected March 22, 2004)

     Vice President - Sales & Marketing of New Horizons Communications (since September 1998); Consultant for New Horizons Communications (January 1998 to August 1998); Regional Sales Manager of Continental Funding (May 1996 to July 1998); Territory Manager of Sigvaris Inc. (August 1992 to April 1996); Senior Sales Representative (Mead Johnson Nutritional Division, USPNG (January 1998 to July 1992); Sales Representative of Muro Pharmaceutical, Inc. (April 1986 to December 1987).

KEN L. JOINES: Age 36, Director (Affiliated) (since July 2003)

     General Manager, Vice President, Secretary and Treasurer (since March 2001) of SWI, an administrative services company. Owner/Operator of Joines & Associates, a financial consulting company, subcontractor of Whitson Management Group (since September 1998). Financial consultant with Whitson Financial/Whitson Management Group (July 1996 - September 1998).

PETER L. LARSEN: Age 62, Director (Independent) (Elected on February 20, 2004).

     Senior Vice President - Acquisitions (1996 to 2002) of Tarragon Realty Investors. Director of four non-profit corporations that own 545 apartment units and are overseeing the development of a Catholic Retirement Center in Coppell, Texas

Board Committees

The Board of Directors held 6 meetings during 2003. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on February 20, 2003, and its function is to review IORI's operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the American Stock Exchange, Inc. and IORI's Corporate Governance Guidelines, are Messrs. Allard, Jakuszewski and Larsen. Mr. David E. Allard, a member of the Committee is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the American Stock Exchange, Inc. The predecessor Audit Committee met four times during 2003.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of IORI's Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board's annual review of director independence and the Board's performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The members of the Committee are Messrs. Larsen (Chairman), Allard and Jakuszewski.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on March 22, 2004, and selected Messrs. Larsen (Chairman), Allard and Jakuszewski as the members of such Committee.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

                                          Governance and Nominating   Nominating
                        Audit Committee           Committee            Committee
Ted P. Stokley
David E. Allard                X                      X                    X
Robert  A. Jakuszewsk          X                      X                    X
Ken L. Joines

                                           Governance and Nominating   Nominating
                         Audit Committee           Committee            Committee
Peter L. Larsen                 X                      X                    X

During February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the American Stock Exchange, Inc. Pursuant to the Guidelines, the Board undertook its annual review of director independence, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and IORI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their affiliates and members of IORI's senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

Executive Officers

The following persons currently serve as executive officers of IORI: Mark Branigan, Executive Vice President - Residential; Louis J. Corna Executive Vice President - General Counsel/Tax Counsel and Secretary; and Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer. Their positions with IORI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with IORI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

MARK W. BRANIGAN: Age 49, Executive Vice President - Residential (since June
2001); Executive Vice President and Chief Financial Officer (August 2000 to June
2001), Vice President - Director of Construction (August 1999 to August 2000) and Executive Vice President - Residential Asset Management (January 1992 to October 1997).

     Executive Vice President - Residential (since June 2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President - Director of Construction (August 1999 to August 2000) and Executive Vice President - Residential Management (January 1992 to October
     1997) of BCM, American Realty Trust, Inc, ("ART") and TCI; Executive Vice President and Chief Financial Officer (August 2000 to June 2001) and Director (September 2000 to June 2001) of ARI; and real estate consultant (November 1997 to July 1999).

LOUIS J. CORNA: Age 56, Executive Vice President - General Counsel/Tax Counsel and Secretary (as of February 2004), Executive Vice President - Tax (since October 2001), Executive Vice President and Chief Financial

Officer (June 2001 to October 2001), and Senior Vice President - Tax (December 2001 to June 2001).

     Executive Vice President - General Counsel/Tax Counsel and Secretary (as of February 2004), Executive Vice President - Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October
     2001), and Senior Vice President - Tax (December 2000 to June 2001) of BCM, ARI and TCI; Private Attorney (January 2000 to December 2000); Vice President - Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; and Vice President - Taxes (July 1991 to February 1998) of Whitman Corporation.

RONALD E. KIMBROUGH: Age 51, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002).

     Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002) of PIAMI, ARI, and TCI; Executive Vice President and Chief Financial Officer (since January 2002) of BCM, Controller (from September 2000 to January 2002) of BCM; Vice President and Treasurer (from January 1998 to September 2000) of SWI and One Realco Corporation; and Consultant (1997).

Officers

Although not an executive officer, Robert A. Waldman served as Senior Vice President, Secretary and General Counsel until February 2004. His position with IORI was not subject to a vote of stockholders. His age, term of service, all positions and offices with IORI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below.

ROBERT A. WALDMAN: Age 51, (Resigned on February 5, 2004) Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June
1999).

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

Code of Ethics

IORI has adopted a code of ethics entitled "Code of Business Conduct and Ethics" that applies to all directors, officers, and employees (including those of the contractual Advisor to IORI. In addition, IORI has adopted a code of ethics entitled "Code of Ethics for Senior Financial Officers" that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer, and controller.

The text of these documents has been posted on IORI's internet website at http://www.incomeopp-realty.com and are available in print to any shareholder who requests them.

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

SWI has served as IORI's advisor since June 2003. SWI is 100% owned by Gene E. Phillips. Mr. Phillips is a Chairman, a President, a Chief Executive Officer, and a Director, and is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI's business, including the rendering of advisory services and the making of investment decisions for itself and for IORI.

Under the Advisory Agreement, SWI is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity, and other investments. SWI is required to report quarterly to the Board on IORI's performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to SWI by the Board.

The Advisory Agreement also requires prior approval of the Board for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that SWI shall be deemed to be in a fiduciary relationship to the stockholders; contains a broad standard governing SWI's liability for losses by IORI; and contains guidelines for SWI's allocation of investment opportunities as among itself, IORI and other entities it advises.

The Advisory Agreement provides for SWI to be responsible for the day-to-day operations of IORI and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of IORI's net income.

The Advisory Agreement also provides for SWI to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by IORI during the fiscal year exceeds the sum of: (1) the cost of each property as originally recorded in IORI's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate. However, no incentive fee shall be paid unless
(a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment, including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement, SWI or an affiliate of SWI is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (2) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

The Advisory Agreement requires SWI or any affiliate of SWI to pay IORI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IORI. However, the compensation retained by SWI or any affiliate of SWI shall not exceed the lesser of (1) 2% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that SWI or an affiliate of SWI is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan equal to the lesser of (1) 1% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by IORI.

Under the Advisory Agreement, SWI or an affiliate of SWI also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances. However, no such fee shall be paid on loans from SWI or an affiliate of SWI without the approval of the Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, SWI is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to IORI.

Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by SWI if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of IORI during the fiscal year. SWI was required to refund $226,000 of the 2003 advisory fee under this provision.

Additionally, if management were to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of SWI is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under Property Management, IORI has hired Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, to provide management for IORI's properties and, as discussed below, under Real Estate Brokerage IORI has engaged Regis Realty I, LLC, a related party, on a non-exclusive basis to provide brokerage services for IORI.

SWI may assign the Advisory Agreement only with the prior consent of IORI.

The directors and principal officers of SWI are set forth below.

Gene E. Philips: Chairman, President, Chief Executive Officer, and Director

Ken L. Joines: Vice President, Treasurer, Secretary, and Director

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

ITEM 11. EXECUTIVE COMPENSATION

IORI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of IORI, who are also officers or employees of PIAMI, a related party, are compensated by PIAMI. Such executive officers perform a variety of services for PIAMI and the amount of their compensation is determined solely by PIAMI. See

ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of the compensation payable to SWI/PIAMI.

ITEM 11. EXECUTIVE COMPENSATION (Continued)

The only remuneration paid by IORI is to the Directors who are not officers or directors of SWI or its related companies. The Independent Directors (1) review the business plan of IORI to determine that it is in the best interest of the stockholders, (2) review the advisory contract, (3) supervise the performance of IORI's advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) reviews the reasonableness of the total fees and expenses of IORI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

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

During 2003, $53,000 was paid to the Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 2003, through December 31, 2003. Those fees by directors are as follows: Earl D. Cecil, $17,250; Ted P. Stokely, $18,750; and Martin L. White, $17,000.

Performance Graph

The following performance graph compares the cumulative total stockholder return on IORI's shares of Common Stock with the Dow Jones US Total Market Index ("DJ Total Market Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1998, in IORI's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

                              [PERFORMANCE GRAPH]

                                       12/31/98   12/31/99   12/31/00   12/31/01   12/31/02   12/31/03
                                       --------   --------   --------   --------   --------   --------
Income Opportunity Reality Investors      100         95        152        339        351        289
Dow Jones US Real Estate Index            100         95        121        135        140        192
Dow Jones US Total Market Index           100        123        111         98         76        100

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate for those persons or entities known by IORI to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on February 28, 2004.

                                            Amount and
                                             Nature of   Approximate
                                            Beneficial    Percent of
   Name and Address of Beneficial Owner      Ownership    Class (1)
-----------------------------------------   ----------   -----------
Syntek West, Inc.  ......................     794,373       55.2%
1755 Wittington Place
Suite 340
Dallas, Texas 75234

Transcontinental Realty Investors, Inc...     345,728       24.0
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

(1) Percentages are based upon 1,438,945 shares of Common Stock outstanding at March 23, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

Security Ownership of Management. The following table sets forth the ownership of IORI's shares of Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of IORI as of the close of business on March 23, 2004.

                                            Amount and
                                             Nature of       Approximate
                                            Beneficial        Percent of
      Name of Beneficial Owner               Ownership        Class (1)
-----------------------------------------   ----------       -----------
Ken L. Joines............................      794,373(2)        55.2%

Mark W. Branigan.........................      345,728(3)        24.0%

Louis J. Corna...........................      345,728(3)        24.0%

Ronald E. Kimbrough......................      345,728(3)        24.0%

Ted P. Stokely...........................      345,728(3)        24.0%

All Directors and Executive Officers as
   a group (9 individuals)...............    1,140,101(2)(3)     79.2%

----------
(1) Percentage is based upon 1,438,945 shares of Common Stock outstanding at March 23, 2004.

(2) Includes 794,373 shares owned by SWI of which the directors and executive officers of SWI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of SWI.

(2) Includes 345,728 shares owned by TCI of which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of TCI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Board of Directors voted to retain BCM as IORI's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM is a company of which Messrs. Branigan, Corna and Kimbrough serve as executive officers. BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of trust, is indirectly involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for IORI. On June 2003, BCM ended its advisory agreement with IORI. SWI has served as IORI's advisor since July 2003. SWI is 100% owned by Gene E. Phillips. Mr. Phillips is a Chairman, a President, a Chief Executive Officer, and a Director, and is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI's business, including the rendering of advisory services and the making of investment decisions for itself and for IORI.

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

Ted Stokely who also serves as a director of ARI and TCI owes fiduciary duties to TCI and ARI as well as IORI under applicable law. BCM/PIAMI also serves as advisor to ARI and TCI. Messrs. Branigan, Corna and Kimbrough serve as executive officers of ARI, TCI and IORI.

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

In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with TCI, a related party. The loan was secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, with IORI receiving $8,500 as an extension fee. Also in July 2002, IORI received a $500,000 principal paydown on the note. In August 2002, the note was paid off including accrued but unpaid interest.

On December 30, 2003, a Promissory Note in the amount of $6.3 million given by Housing to NLP was assigned from ARI to IORI. On December 30, 2003, a Promissory
Note in the amount of $2.0 million given by Housing to NLP was assigned from ARI to IORI. These assignments were payments on certain intercompany receivables due to IORI.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Brewery Corporation ("Brewery"), a wholly-owned subsidiary of TCI, a related party, for $4.0 million for a reduction of intercompany debt in the same amount. Brewery owns the 19.96 acres of land and the 133,000 sq. ft. Eagle Crest Warehouse Building in Farmers Branch, Texas.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Treehouse Corporation ("Treehouse-IR"), a wholly-owned subsidiary of TCI, for $7.5 million for a reduction of intercompany debt in the amount of $2.4 million subject to mortgage lien in the amount of $5.1 million. Treehouse-IR owns the 153,072 sq. ft. Treehouse Apartments Building in Irving, Texas.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Parkway Corporation ("Parkway"), a wholly-owned subsidiary of TCI, for $4.0 million for reduction of intercompany debt in the amount of $2.4 million subject to mortgage lien in the amount of $1.6 million. Parkway owns the 28,374 sq. ft. Parkway Shopping Center in Dallas, Texas.

As more fully described in ITEM 2. "PROPERTIES--Real Estate," IORI is a partner with TCI in Nakash Income Associates and TCI Eton Square, L.P.

In 2003, IORI paid SWI and its affiliates and related parties $425,000 in advisory fees $130,000 in net income fees, $547,000 in mortgage brokerage and equity refinancing fees, and $325,000 in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors other than Regis. In addition, from time-to-time, IORI has made advances to SWI which generally have not had specific repayment terms and have been reflected in IORI's financial statements as other assets or other liabilities from affiliates. At December 31, 2003, IORI had advanced SWI $432,000, ARI and TCI, $367,000, $261,000, respectively.

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

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to IORI for the years 2003 and 2002 by IORI's principal accounting firm, BDO Seidman, LLP (January 2002 to May 2003), and Farmer, Fuqua, & Huff, P.C. (since June 2003).

Type of Fees           2003      2002
------------------   -------   -------
Audit Fees           $31,180   $54,269
Audit-Related Fees
Tax Fees (1)           2,000     3,800
All Other Fees
                     -------   -------
                     $33,180   $58,069
                     =======   =======

     (1) Tax fees include fees for tax planning, tax consultation, return preparation, and review of tax returns.

     Under the Sarbanes-Oxley Act of 2002 (the "SO Act"), and the rules of the Securities and Exchange Commission (the "SEC"), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee's administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to preapprove the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor's independence. Accordingly, the Audit Committee has adopted a preapproval policy of audit and non-audit services (the "Policy"), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be preapproved. Consistent with the SEC rules establishing two different approaches to preapproving non-prohibited services, the Policy of the Audit Committee covers Preapproval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and to approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. Typically, in addition to the generally preapproved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to preapprove services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     1.   Consolidated Financial Statements

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets-December 31, 2003 and 2002

          Consolidated Statements of Operations-Years Ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Stockholders' Equity-Years Ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows-Years Ended December 31, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules
`
          Schedule III--Real Estate and Accumulated Depreciation

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

  21.0*   Subsidiaries of the Registrant.

  31.0*   Rule 13a-14(a) Certification by Acting Principal Executive Officer and
          Chief Financial Officer.

  32.0* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*Filed herewith

(b) Reports on Form 8-K. During the last quarter of the period covered by this report, following current reports on Form 8-K were filed on the dates indicated reporting the items set forth below:

- Current Report on Form 8-K for event occurring on October 14, 2003 (dated November 14, 2003) reporting under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements and Exhibits."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Income Opportunity Realty Investors,
                                         Inc.

Dated: March 30, 2004                    By: /s/ Ronald E. Kimbrough
                                             -----------------------------------
                                             Ronald E. Kimbrough
                                             Executive Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer
                                             and
                                             Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                        Title                   Date
-----------------------------   ---------------------------   --------------
      /s/ Ted P. Stokely        Chairman of the Board         March 30, 2004
-----------------------------   and Director
        Ted P. Stokely

      /s/ David E. Allard       Director                      March 30, 2004
-----------------------------
        David E. Allard

  /s/ Robert A. Jakuszewski     Director                      March 30, 2004
-----------------------------
    Robert A. Jakuszewski

     /s/ Ken L. Joines          Director                      March 30, 2004
-----------------------------
       Ken L. Joines

      /s/ Peter L. Larsen       Director                      March 30, 2004
-----------------------------
        Peter L. Larsen

   /s/ Ronald E. Kimbrough      Executive Vice President      March 30, 2004
-----------------------------   and Chief Financial Officer
     Ronald E. Kimbrough        (Principal Financial and
                                Accounting Officer and
                                Acting Principal Executive
                                Officer)

                           ANNUAL REPORT ON FORM 10-K

                                  EXHIBIT INDEX

                      For the Year Ended December 31, 2003

EXHIBIT
 NUMBER                              DESCRIPTION
   3.0    Articles of Incorporation of Income Opportunity Realty Investors,
          Inc. (incorporated by reference to Appendix C to the Registrant's
          Registration Statement on Form S-4 dated February 12, 1996).

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

  21.0*   Subsidiaries of the Registrant.

  31.0*   Rule 13a-14(a) Certification by Acting Principal Executive
          Officer and Chief Financial Officer.

  32.0* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith