Form 10-Q
period 2004-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2004-05-17
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

Commission File Number 1-14784

INCOME OPPORTUNITY REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	75-2615944

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1755 Wittington Place, Suite 340 Dallas, Texas	75234

(Address of Principal Executive Offices)	(Zip Code)

(214) 750-5800

(Registrant’s Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]. No [X].

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Common Stock, $.01 par value	1,438,945

(Class)	(Outstanding at April 30, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2004		2003
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$53,610		$53,609
Less - accumulated depreciation	<5,500	>	<5,127	>

	48,110		48,482
Real estate held for sale	—		1,883
Notes and interest Receivable	45,322		45,531
Investment in real estate partnerships	607		607
Cash and cash equivalents	112		58
Other assets (including $2,302 in 2004 and $457 in 2003 due from affiliates)	6,791		4,583

	$100,942		$101,144

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$57,705		$56,815
Liabilities related to asset held for sale	—		4,010
Other liabilities (including $215 in 2004 and $31 in 2003 due to affiliates)	1,495		1,230

	59,200		62,055
Commitments and contingencies
Stockholders’ equity
Common Stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 1,438,945 shares in 2004 and 2003	14		14
Paid-in capital	62,774		62,774
Accumulated deficit	<21,046	>	<23,699	>

	41,742		39,089

	$100,942		$101,144

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2004			2003
	(dollars in thousands, except per share)
Property revenue
Rents		$2,136			$2,277
Property expense
Property operations (including $32 in 2004 and $108 in 2003 to affiliates and related parties)		1,211			1,274

Operating income		925			1,003
Other income <loss>
Interest		598			—
Equity in loss of equity partnerships		<1	>		<15	>

		597			<15	>
Other expense
Interest		978			1,175
Depreciation		342			397
Advisory fee to affiliate		193			167
Net income fee to affiliate		215			—
General and administrative (including $19 in 2004 and $92 in 2003 to affiliates and related parties)		270			255

		1,998			1,994

Net loss from continuing operations		<476	>		<1,006	>
Discontinued operations:
(Loss)/Income from discontinued operations		<128	>		8
Gain on sale of operations		3,257			—

		3,129			8

Net income <loss>		$2,653		$	<998	>

Earnings <loss> per share
Net loss from continuing operations	$	<.33	>	$	<.70	>
Discontinued operations		2.17			.01

Net income <loss>		$1.84		$	<.69	>

Weighted average common shares used in computing earnings per share		1,438,945			1,438,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004

	Common Stock
			Paid-in	Accumulated			Stockholders'
	Shares	Amount	Capital	Deficit			Equity
	(dollars in thousands)
Balance, January 1, 2004	1,438,945	$14	$62,774	$	<23,699	>	$39,089
Net income	—	—	—		2,653		2,653

Balance, March 31, 2004	1,438,945	$14	$62,774	$	<21,046	>	$41,742

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2004			2003
	(dollars in thousands)
Cash Flows from Operating Activities
Net income <loss>		$2,653		$	<998	>
Reconciliation of net income <loss> to net cash used in operating activities
Adjustments to reconcile net income <loss> to net cash used in operating activities
Depreciation		347			407
Gain on sale of real estate		<3,257	>		—
<Gain> loss of equity partnerships		1			15
Decrease in interest receivable		209			—
<Increase> decrease in other assets		<129	>		356
Increase in interest payable		17			—
Increase <decrease> in other liabilities		245			<134	>

Net cash provided by <used in> operating activities		86			<354	>
Cash Flows from Investing Activities
Funding of equity partnerships		—			<6	>
Real estate improvements		—			<210	>
Proceeds from sale of real estate		1,437			—
Advances from <payments to> advisor		<2,081	>		935

Net cash provided by <used in> investing activities		<644	>		719
Cash Flows from Financing Activities
Payments on notes payable	$	<586	>	$	<183	>
Proceeds on notes payable		1,193			—
Deferred financing costs		5			<16	>

Net cash provided by <used in> financing activities		612			<199	>
Net increase in cash and cash equivalents		$54			$166
Cash and cash equivalents, beginning of period		58			10

Cash and cash equivalents, end of period		$112			$176

Supplemental Disclosures of Cash Flow Information
Cash paid for interest		$1,107			$1,058

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 2. REAL ESTATE

In 2004, IORI sold the following property:

			Sales	Net Cash	Debt	Gain
Property	Location	Sq.Ft.	Price	Received	Discharged	on Sale
First Quarter
Apartment Building Treehouse	San Antonio, TX	88,957 Sq.Ft.	$5,400	$1,100	$3,747	$3,257

For the quarter ended March 31, 2003, IORI did not sell any properties.

NOTE 3. NOTES AND INTEREST RECEIVABLE

There were no new notes funded in 2004.

Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

On October 14, 2003, IORI sold and conveyed the office building known as One Hickory Centre and 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd. The sale price for One Hickory Centre was $12,200,000 and Encino

Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The note bore interest at 5.5% per annum. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various prorations. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715, the remaining difference of which was as a result of prorations and various expenses paid by IORI in connection with the closing of the transaction. The note bore interest at 5.5% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand or if no demand is made prior thereto on June 30, 2006 with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bore interest at 5.5% per annum.

On December 30, 2003, a Promissory Note in the amount of $6,363,360 given by Housing for Seniors of Humble (“Housing”), LLC to NLP Lakeshore Villas, LLC (“NLP”) was assigned from American Realty Investors, Inc. (“ARI”) to IORI as a paydown of certain intercompany receivables.

On December 30, 2003, a Promissory Note in the amount of $2,000,000 given by Housing to NLP was assigned from ARI to IORI as additional paydown of certain intercompany receivables.

NOTE 4. OTHER ASSETS

Related Party. From time-to-time, IORI and its affiliates and related parties have made advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI’s financial statements as other assets. At March 31, 2004, IORI had receivables of $2.5 million, $0, and $261,000 from its advisor Syntek West, Inc. (“SWI”), ARI, and Transcontinental Realty Investors, Inc. (“TCI”), respectively.

NOTE 5. NOTES AND INTEREST PAYABLE

In April 2002, IORI sold all of its residential properties to partnerships controlled by Metra Capital, LLC (“Metra”). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, the 114 unit Sinclair, located in Midland, Texas and the 106 unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. The sale constituted 23% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” IORI will continue to report the assets and the new debt incurred by the Metra partnerships on the IORI financial statements. The new debt on the properties totals $21.4 million, bears interest at 7.57% per annum, requires monthly interest only payments of $135,000 and matures in May 2012. IORI also received $5.2 million of 8% non-recourse, non-convertible Series A Preferred Stock (“Preferred Shares”) of Innovo.

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

As mentioned on Note 2, the Treehouse apartment property was sold for $5.4 million. All the existing mortgage payable amount was discharged at the closing.

In 2004, IORI refinanced the following property:

					Net Cash
			Debt	Debt	Received/	Interest		Maturity
Property	Location	Sq.Ft./Acrs	Incurred	Discharged	(Paid)	Rate		Date
Office Building

Yeager Building	Chantilly, VA	60,060 Sq.Ft.	$5,500	$4,307	$1,179	5.00	%(1)	12/06

(1) variable rate.

NOTE 6. RELATED PARTY TRANSACTIONS

On December 30, 2003, a Promissory Note in the amount of $6.3 million given by Housing to NLP was assigned from ARI to IORI. On December 30, 2003, a Promissory Note in the amount of $2.0 million given by Housing to NLP was assigned from ARI to IORI. These assignments were payments on certain intercompany receivables due to IORI.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Brewery Corporation (“Brewery”), a wholly-owned subsidiary of TCI, a related party, for $4.0 million for a reduction of intercompany debt in the same amount. Brewery owns the 19.96 acres of land and the 133,000 sq. ft. Eagle Crest Warehouse Building in Farmers Branch, Texas.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Parkway Corporation (“Parkway”), a wholly-owned subsidiary of TCI, for $4.0 million for reduction of intercompany debt in the amount of $2.4 million subject to mortgage lien in the amount of $1.6 million. Parkway owns the 28,374 sq. ft. Parkway Shopping Center in Dallas, Texas.

On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of March 31, 2004.

	SWI	RR*	ARI	TCI
Balance, December 31, 2003	$302	—	$367	$261
Cash transfers	3,436	—	—	—
Cash repayments	(957)	—	(367)	—
Other additions	130	—	—	—
Other repayments	(397)	(473)	—	—

Balance, March 31, 2004	2,514	$(473)	$—	$261

* Regis Realty I, LLC

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

NOTE 7. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest and equity in partnerships totaling $597,000 income and $15,000 loss for 2004 and 2003, respectively. Expenses that are not reflected in the segments are general and administrative expenses, advisory fees, and net income fees totaling $678,000 and $422,000 for 2004 and 2003, respectively. Excluded from operating segment assets are assets of $52.8 million at March 31, 2004 and $14.3 million at March 31, 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income and assets of each operating segment.

Three Months Ended		Commercial
March 31, 2004	Land	Properties	Apartments	Total
Rents	$—	$722	$1,414	$2,136
Property operating expenses	—	388	823	1,211

Operating income (loss)	$—	$334	$591	$925

Depreciation	$—	$188	$154	$342
Interest	325	324	329	978
Real estate improvements	—	—	—	—
Assets	44	21,917	26,149	48,110

Three Months Ended				Commercial
March 31, 2003	Land			Properties	Apartments	Total
Rents		$—		$1,141	$1,136	$2,277
Property operating expenses		80		597	597	1,274

Operating income (loss)	$	<80	>	$544	$539	$1,003

Depreciation		$—		$291	$106	$397
Interest		368		364	443	1,175
Real estate improvements		—		210	—	210
Assets		24,929		28,607	21,017	74,553

NOTE 8. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.

Revenue, fees and cost reimbursements to its advisors and affiliates for the three months ended:

	For the Three Months
	Ended March 31,
	2004	2003
Fees
Advisory	$193	$167
Net income	215	—
Property and construction management and leasing commissions	32	108

	$440	$275

Cost reimbursements	$19	$92

NOTE 9. DISCONTINUED OPERATIONS

Effective January 1, 2002, IORI adopted Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, IORI is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the three months ended March 31, 2004, income from discontinued operations relates to one property that IORI sold during 2004. The following table summarizes revenue and expense information for the properties sold.

	For the Three Months
	Ended March 31,
	2004		2003
Revenue
Rental	$168		$199
Property Operations	172		104

Operating <loss>/income	<4	>	95
Expenses
Interest	119		77
Depreciation	5		10

Total expenses	124		87
Net <loss>/income from discontinued operations before gains on sale of operations	<128	>	8
Gain on sale of operations	3,257		—

Net income from discontinued operations	$3,129		$—

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that IORI will generate excess cash from operations in 2004 due to increased rental rates and occupancy at its properties, however, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

Other Litigation. IORI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

IORI invests in equity interests in real estate through acquisitions, leases and partnerships and also invests in mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of IORI’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. IORI’s critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. IORI’s estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. IORI’s estimates are subject to revision as market conditions and IORI’s assessments of them change.

IORI’s allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and IORI’s assessment of its ability to meet its lease or interest obligations. IORI’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions. Typically, IORI’s notes receivable are collateralized by income producing real estate. IORI had $44.7 million notes receivable at March 31, 2004 and at December 31, 2003.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2004 were $112,000, compared with $58,000 at December 31, 2003. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2004 due to increased rental receipts at its properties, however, such excess will not be sufficient to discharge all of IORI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

The Company reported net income of $2.7 million for the three months ended March 31, 2004, which included the following non-cash changes: depreciation of $347,000, increases in other assets of $129,000 and increases in other liabilities of $245,000. Net cash provided by operating activities amounted to $86,000 for the three months ended March 31, 2004. During the quarter ended March 31, 2004, the increase in other liabilities was primarily due to an increase in accrued net income fee and the increase in other assets was primarily due to an increase in accounts receivable. Net cash used in investing activities of $644,000 was comprised of proceeds from sale of real estate of $1.4 million and advances to SWI of $2.1 million. Net cash provided by financing activities of $612,000 was comprised of payments on notes payable of $586,000, proceeds on notes payable of $1.2 million and an increase in deferred financing expense of $5,000.

In the first quarter of 2004, IORI sold one apartment building for $5.4 million, receiving net cash of $1.1 million after the payoff of existing debt and the payment of various closing costs.

Management reviews the carrying values of IORI’s properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property, visits to selected properties in the area and a review of the following: (1) the property’s current rents compared to market rents, (2) the property’s expenses, (3) the property’s maintenance requirements and (4) the property’s cash flows.

Results of Operations

For the first quarter of 2004, IORI had a net income of $2.7 million, as compared to net loss of $998,000 for the corresponding period in 2003, The net income in 2004 included gains on sale of real estate totaling $3.3 million. Fluctuations in components of revenue and expense between the 2004 and 2003 periods are discussed below.

Rents for the first quarter of 2004, decreased to $2.1 million versus $2.3 million in the corresponding period in 2003. Rental income for the remaining quarters of 2004 may be expected to decrease if IORI selectively sells properties.

Property operations expense was $1.2 million in 2004 versus $1.3 million in 2003. Property operations expense may be expected to decrease in the remaining 2004 if IORI selectively sells properties.

Interest income was $598,000 in 2004 versus no interest income in 2003. The increase in 2003 from 2002 was due to interest income earned from the wraparound promissory notes with Encino Executive Plaza and the promissory notes with Housing for Seniors of Humble.

Interest expense was $978,000 in 2004 versus $1.2 million in 2003. The decrease in 2004 from 2003 was due to sale of two commercial properties partially offset by purchase of one commercial property and one residential property. Interest expense in 2004 is expected to remain constant or decrease if IORI selectively sells properties.

Depreciation expense was $342,000 in 2004 versus $397,000 in 2003. The decrease in 2004 from 2003 was due to sale of two commercial properties and fully depreciated tenant improvements.

Advisory fee to affiliate was $193,000 in 2004 versus 167,000 in 2003. The change was due to changes in gross assets, the basis of the fee. See NOTE 8. “ADVISORY FEES.”

IORI paid a net income fee of $215,000 in 2004. The net income fee is based on 7.5% of IORI’s net income.

General and administrative expense was $270,000 in 2004 versus $255,000 in 2003. The slight increase in 2004 resulted from an increase in property insurance and rental expense.

Related Party Transactions

Historically, IORI, ARI, RR, and TCI have each engaged in and may continue to engage in business transactions, including real estate partnerships with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI, ARI, RR, and TCI as could have been obtained from unrelated third parties.

Taxes

For the tax years prior to 2003, IORI elected and qualified to be treated as a Real Estate Investment Trust (“REIT”), as defined in Sections 856 and 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and as such was not taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders. Due to the completion of a tender offer by ARI, an affiliate, and the resulting concentration of ownership, IORI no longer met the requirements for tax treatment as a REIT under the Code as of January 1, 2003, and is prohibited for re-qualifying for REIT status for at least five years.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first quarter of 2004 and the first quarter of 2003; therefore, it recorded no provision for income taxes.

At March 31, 2004, IORI had a net deferred tax asset of $3.6 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

Inflation

The effects of inflation on IORI’s operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings, as well as the cost of variable interest rate debt, will be affected.

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

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on IORI’s business, assets or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At March 31, 2004, IORI’s exposure to a change in interest rates on its debt is as follows:

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Wholly-owned debt:
Variable rate	$17,404	7.18%	$174

Total decrease in IORI’s annual Net income			$174

Per share			$.12

ITEM 4. CONTROLS AND PROCEDURES

(a)	Within the 90 days prior to the date of this report, IORI carried out an evaluation, under the supervision and with the participation of IORI’s management, including IORI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of IORI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, IORI’s Acting Principal Executive Officer and principal accounting officer concluded that IORI’s disclosure controls and procedures are effective in timely alerting him to material information relating to IORI (including its consolidated subsidiaries) required to be included in IORI’s periodic SEC filings.

(b)	There have been no significant changes in IORI’s internal controls or in other factors that could significantly affect IORI’s internal controls subsequent to the date IORI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Total Number of
			Shares	Maximum Number
			Purchased as	of Shares that
			Part of	May Yet be
	Total Number of	Average Price	Publicaly	Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1-31, 2004.	•	$ •	•	•
February 1-29, 2004	•	•	•	•
March 1-31, 2004	•	•	•	•

Total	•	$ •	•	206,500

(a)	On June 23, 2000, the IORI Board of Directors approved plans to implement a share repurchase program for up to 500,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit
Number	Description
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K as follows:

During the quarter for which this report is filed, the following current Reports — Form 8-K were filed for events occurring on the dates indicated below covering the items set forth below:

(i)	Current Report on Form 8-K for event occurring February 19, 2004 reporting under Item 5 the election of two directors.

(ii)	Current Report on Form 8-K for event occurring March 15, 2004 reporting under Item 5 the resignation of a director and the election of a director.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 14, 2004	By:	/s/ Ronald E. Kimbrough

Ronald E. Kimbrough
Executive Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer and Acting Principal Executive Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2004

Exhibit		Page
Number	Description	Number
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.