Form 10-Q
period 2004-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2004-08-16
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

Commission File Number 1-9240

INCOME OPPORTUNITY REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2615944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1755 Wittington Place, Suite 340, Dallas, Texas	75234
(Address of Principal Executive Office)	(Zip Code)

(214) 750-5800
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐. No ☑.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,438,945
(Class)	(Outstanding at July 31, 2004)

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(dollars in thousands,
	except per share)
Assets
Real estate held for investment	$41,997	$56,367
Less—accumulated depreciation	(4,903)	(6,002)

	37,094	50,365
Notes and interest receivable	48,838	45,531
Investment in real estate partnerships	618	607
Cash and cash equivalents	118	58
Other assets (including $3,586 in 2004 and $930 in 2003 due from affiliates)	7,843	4,583

	$94,511	$101,144

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$50,391	$60,825
Other liabilities (including $600 in 2004 and $473 in 2003 due to affiliates)	2,060	1,230

	52,451	$62,055
Commitments and contingencies
Stockholders’ equity:
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 1,438,945 shares in 2004 and 2003	14	14
Paid-in capital	62,774	62,774
Accumulated deficit	(20,728)	(23,699)

	42,060	39,089

	$94,511	$101,144

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(dollars in thousands, except per share)
	2004	2003	2004	2003
Property revenue:
Rents	$1,293	$2,289	$3,429	$3,994
Property expense:
Property operations (including $78 in 2004 and $194 in 2003 to affiliates and related parties)	519	1,240	1,730	2,165

Operating income	774	1,049	1,699	1,829
Other income (loss):
Interest	605	614	1,203	614
Recovery of accounts receivable written off	—	1,569	—	1,569
Equity in income (loss) of equity partnerships	11	—	10	(15)

	616	2,183	1,213	2,168
Other expense:
Interest	845	1,146	1,823	2,096
Depreciation	188	456	530	776
Advisory fee to affiliate	202	167	395	334
Impairment of real estate held for sale	—	653	—	653
Net income fee to affiliate	30	—	245	—
General and administrative (including $36 in 2004 and $132 in 2003 to affiliates and related parties)	176	114	446	369

	1,441	2,536	3,439	4,228

Net income (loss) from continuing operations	(51)	696	(527)	(231)
Discontinued operations:
(Loss)/Income from discontinued operations	(48)	(64)	(176)	(135)
Gain on sale of operations	417	—	3,674	—

	369	(64)	3,498	(135)

Net income (loss)	$318	$632	$2,971	$(366)

Earnings (loss) per share:
Net loss from continuing operations	$(0.04)	$0.48	$(0.37)	$(0.16)
Discontinued operations	0.26	(0.04)	2.43	(0.09)

Net income (loss)	$0.22	$0.44	$2.06	$(0.25)

Weighted average common shares used in computing earnings per share	1,438,945	1,438,945	1,438,945	1,438,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004

	Common Stock
			Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(dollars in thousands)
Balance, January 1, 2004	1,438,945	$14	$62,774	$(23,699)	$39,089
Net income	—	—	—	2,971	2,971

Balance, June 30, 2004	1,438,945	$14	$62,774	$(20,728)	$42,060

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2004	2003
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income/(loss)	$2,971	$(366)
Reconciliation of net income (loss) to net cash used by operating activities
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	636	1,187
Loss on impairment of fixed asset	—	653
Gain on sale of real estate	(3,674)	—
(Gain) loss on equity partnerships	(11)	15
Increase in interest receivable	(317)	(85)
Increase in other assets	(1,876)	(215)
Decrease in interest payable	(108)	(369)
Increase in other liabilities	231	298

Net cash provided by (used in) operating activities	(2,148)	1,118
Cash Flows from Investing Activities:
Real estate improvements	—	(362)
Proceeds from sale of real estate	3,444	—
Payments to advisor	(3,024)	(14)

Net cash provided by (used in) investing activities	420	(376)
Cash Flows from Financing Activities:
Payments on notes payable	$(462)	$(358)
Proceeds on notes payable	1,193	—
Advances from (payments to) affiliates	967	—
Deferred financing costs	90	(120)

Net cash provided by (used in) financing activities	1,788	(478)
Net increase in cash and cash equivalents	$60	$264
Cash and cash equivalents, beginning of period	58	10

Cash and cash equivalents, end of period	$118	$274

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	2,232	2,496
Schedule of noncash investing and financing:
Note receivable from sale of real estate	2,990	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 2. REAL ESTATE

In 2004, IORI sold the following property:

			Sales	Net Cash	Debt	Gain
Property	Location	Units/Sq.Ft.	Price	Received	Discharged	on Sale
First Quarter
Apartment Building
Treehouse	San Antonio, TX	106 Units	$5,400	$1,100	$3,747	$3,257
Second Quarter
Apartment Building
Treehouse (1)	Irving, TX	160 Units	$8,017	($498)	$5,018	$— (2)
Commercial Building
Akard Plaza	Dallas, TX	42,258 Sq.Ft.	$3,900	$2,007	$1,849	$417

(1)	Property sold to TCI, a related party, for assumption of debt and a note receivable, less $498,000 in cash paid.

(2)	Excludes a $56,000 deferred gain from a related party sale.

IORI did not sell any property during the first two quarters in 2003.

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

On May 24, 2004, a Promissory Note in the amount of $2,990,000 given by Unified Housing of McKinney, LLC (“UHM”) to Transcontinental Eldorado, Inc. was assigned from Transcontinental Realty Investors, Inc. (“TCI”) to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Transcontinental Treehouse Corporation (“Treehouse-IR”) from IORI.

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

NOTE 4. OTHER ASSETS

Related Party. From time-to-time, IORI and its affiliates and related parties have made advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI’s financial statements as other assets. IORI had receivables of $3.3 million, $-0-, and $261,000 from its advisor Syntek West, Inc. (“SWI”), ARI, and TCI, respectively at June 30, 2004, and receivables of $302,000, $367,000, and $261,000 from SWI, ARI, and TCI, respectively at December 31, 2003.

NOTE 5. NOTES AND INTEREST PAYABLE

In April 2002, IORI sold all of its residential properties to partnerships controlled by Metra Capital, LLC (“Metra”). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, the 114 unit Sinclair, located in Midland, Texas and the 106 unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a former director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. The sale constituted 23% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” IORI will continue to report the assets and the new debt incurred by the Metra partnerships on the IORI financial statements. The new debt on the properties totals $21.4 million, bears interest at 7.57% per annum, requires monthly interest only payments of $135,000 and matures in May 2012. IORI also received $5.2 million of 8% non-recourse, non-convertible Series A Preferred Stock (“Preferred Shares”) of Innovo.

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

As mentioned in Note 2, the Treehouse apartment property (San Antonio) was sold for $5.4 million, the Treehouse apartment property (Irving) was sold for $8.0 million to TCI, a related party, and the Akard Plaza was sold for $3.9 million. All the existing mortgage payable amounts were discharged at the closing.

In 2004, IORI refinanced the following property:

					Net Cash
			Debt	Debt	Received/	Interest		Maturity
Property	Location	Sq.Ft./Acrs	Incurred	Discharged	(Paid)	Rate		Date
First Quarter
Office Building
Yeager Building	Chantilly, VA	60,060 Sq.Ft.	$5,500	$4,307	$1,179	5.5	%(1)	12/06

(1)	Variable rate.

NOTE 6. OTHER LIABILITIES

Related Party. As mentioned in note 4, from time-to-time, IORI and its affiliates and related parties have made advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI’s financial statements as other liabilities. IORI had a payable of $600,000 to Regis Realty I, LLC (“RRI”) at June 30, 2004, and a payable of $473,000 to RRI at December 31, 2003.

NOTE 7. RELATED PARTY TRANSACTIONS

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Treehouse-IR, a wholly-owned subsidiary of TCI, a related party, for $7.5 million for a reduction of intercompany debt in the amount of $2.4 million subject to a mortgage lien in the amount of $5.1 million. TCI repurchased 100% of the outstanding common shares of Treehouse-IR from IORI for $8.0 million through assumption of debt of $5.1 million plus a transfer of a promissory note for $3.0 million on May 24, 2004. This assignment of a promissory note from TCI to IORI was given by Unified Housing of McKinney, LLC (“UHM”) to Transcontinental Eldorado, Inc. Treehouse-IR owns the 153,072 sq.ft. Treehouse Apartments Building in Irving, Texas.

On December 30, 2003, a promissory note in the amount of $6.3 million given by Housing to NLP was assigned from ARI to IORI. On December 30, 2003, a promissory note in the amount of $2.0 million given by Housing to NLP was assigned from ARI to IORI. These assignments were payments on certain intercompany receivables due to IORI.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Brewery Corporation (“Brewery”), a wholly-owned subsidiary of TCI, a related party, for $4.0 million for a reduction of intercompany debt in the same amount. Brewery owns 19.96 acres of land and the 133,000 sq. ft. Eagle Crest Warehouse Building in Farmers Branch, Texas.

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

The following table reconciles the beginning and ending balances of Accounts Receivable/(Payables) from/to Affiliates as of June 30, 2004.

	SWI	RRI	ARI	TCI
Balance, December 31, 2003	$302	(473)	$367	$261
Cash transfers	7,331	—	—	—
Cash repayments	(3,568)	—	(367)	—
Other additions	176	—	—	—
Other repayments	(916)	(127)	—	—

Balance, June 30, 2004	3,325	$(600)	$—	$261

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

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, income or (loss) of equity in partnerships, and recovery of loss provision on receivable from related party totaling $616,000 and $1.2 million for the three and six months ended June 30, 2004, and $2.2 million and $2.2 million for the three and six months ended June 30, 2003. Expenses that are not reflected in the segments are general and administrative expenses, advisory fees, impairment of real estate held for sale, and net income fees totaling $408,000 and $1.1 million for the three and six months ended June 30, 2004, and $934,000 and $1.4 million for the three and six months ended June 30, 2003. Excluded from operating segment assets are assets of $57.4 million at June 30, 2004 and $15.9 million at June 30, 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income and assets of each operating segment.

Three Months Ended		Commercial
June 30, 2004	Land	Properties	Apartments	Total
Rents	$—	$397	$896	$1,293
Property operating expenses	—	70	449	519

Operating income (loss)	$—	$327	$447	$774

Depreciation	$—	$119	$69	$188
Interest	244	253	348	845
Real estate improvements	—	—	—	—
Assets	44	18,458	18,592	37,094
Six Months Ended June 30, 2004
Rents	$—	$1,119	$2,310	$3,429
Property operating expenses	—	458	1,272	1,730

Operating income (loss)	$—	$661	$1,038	$1,699

Depreciation	$—	$307	$223	$530
Interest	569	577	677	1,823
Real estate improvements	—	—	—	—
Assets	44	18,458	18,592	37,094

Three Months Ended		Commercial
June 30, 2003	Land	Properties	Apartments	Total
Rents	$—	$959	$1,330	$2,289
Property operating expenses	80	408	752	1,240

Operating income (loss)	$(80)	$551	$578	$1,049

Depreciation	$—	$380	$76	$456
Interest	378	268	500	1,146
Real estate improvements	—	155	—	155
Assets	24,929	27,661	20,941	73,531
Six Months Ended June 30, 2003
Rents	$—	$1,744	$2,250	$3,994
Property operating expenses	162	771	1,232	2,165

Operating income (loss)	$(162)	$973	$1,018	$1,829

Depreciation	$—	$602	$174	$776
Interest	745	490	861	2,096
Real estate improvements	—	365	—	365
Assets	24,929	27,661	20,941	73,531

NOTE 9. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.

Revenue, fees and cost reimbursements to its advisors and affiliates for the six months ended:

	For the Six Months
	Ended June 30,
	2004	2003
Fees
Advisory	$395	$334
Net income	245	—
Property and construction management and leasing commission	78	194

	$718	$528

Cost reimbursements	$36	$132

NOTE 10. DISCONTINUED OPERATIONS

Effective January 1, 2002, IORI adopted Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, IORI is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the three months and six months ended June 30, 2004, income from discontinued operations relates to three properties that IORI sold during 2004. The following table summarizes revenue and expense information for the properties sold.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenue
Rental	$805	$299	$973	$1,070
Property Operations	569	195	741	648

Operating income	236	104	232	422
Expense
Interest	182	102	301	404
Depreciation	102	66	107	153

Total expenses	284	168	408	557
Net (loss) from discontinued operations before gains on sale of operations	(48)	(64)	(176)	(135)
Gain on sale of operations	417	—	3,674	—

Net income/(loss) from discontinued operations	$369	$(64)	$3,498	$(135)

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

Other Litigation. IORI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits should have no material impact on the Company’s financial condition, results of operations or liquidity.

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

IORI’s allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and IORI’s assessment of its ability to meet its lease or interest obligations. IORI’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions. Typically, IORI’s notes receivable are collateralized by income producing real estate. IORI had notes receivable of $48.8 million and $45.5 million at June 30, 2004 and December 31, 2003, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2004 were $118,000, compared with $58,000 at December 31, 2003. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2004 due to increased rental receipts at its properties, however, such excess will not be sufficient to discharge all of IORI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

The Company reported net income of $3.0 million for the six months ended June 30, 2004, which included the following non-cash charges: depreciation of $636,000, gain on sale of real estate of $3.7 million, gain on equity partnership of $11,000, increase in interest receivable of $317,000, increase in other assets of $1.9 million, decrease in interest payable of $108,000, and increase in other liabilities of $231,000. Net cash used in operating activities amounted to $2.2 million for the six months ended June 30, 2004. During the six months ended June 30, 2004, the increase in other assets was primarily due to increase in accounts receivable from affiliates and the increase in other liabilities was primarily due to increase in accounts payable in general. Net cash provided by investing activities of $420,000 was comprised of proceeds from sale of real estate of $3.4 million net of payments to SWI of $3.0 million. Net cash provided by financing activities of $1.8 million was comprised of payments on notes payable of $462,000, proceeds on notes payable of $1.2 million, advances from affiliates of $1.0 million, and deferred financing cost of $90,000.

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

Results of Operations

IORI had net income of $318,000 for the three months ended June 30 2004, and net income of $3.0 million for the six months ended June 30, 2004, as compared to net income of $632,000 and a net loss of $366,000 for the corresponding periods in 2003. The net income in 2004 included gains on sale of real estate totaling $3.7 million. Fluctuations in components of revenue and expense between the 2004 and 2003 periods are discussed below.

Rents in the three and six months ended June 30, 2004 were $1.3 million and $3.4 million versus $2.3 million and $4.0 million in the corresponding periods in 2003. The decreases in 2004 were primarily due to the sale of three properties in 2004. Rental income for the remaining quarters of 2004 may be expected to decrease if IORI selectively sells properties.

Property operations expense in the three and six months ended June 30, 2004 were $519,000 and $1.7 million versus $1.2 million and $2.2 million in the corresponding periods in 2003. The decreases in 2004 were primarily due to the sale of three properties in 2004. Property operations expense may be expected to decrease in the remaining quarters of 2004 if IORI selectively sells properties.

Interest income in the three and six months ended June 30, 2004 was $605,000 and $1.2 million versus $614,000 and $614,000 in the corresponding periods in 2003. The six months increase in 2004 from 2003 was due to interest income earned from the wraparound promissory notes with Encino Executive Plaza and the promissory notes with Housing for Seniors of Humble, LLC.

Interest expense in the three and six months ended June 30, 2004 was $845,000 and $1.8 million versus $1.2 million and $2.1 million in the corresponding periods in 2003. The decreases in 2004 from 2003 were primarily due to repayment of mortgages from the sale of properties throughout the year. Interest expense in 2004 is expected to remain constant or decrease if IORI selectively sells properties.

Depreciation expense in the three and six months ended June 30, 2004 was $188,000 and $530,000 versus $456,000 and $776,000 in the corresponding periods in 2003. The decreases in 2004 from 2003 were primarily due to the sale of properties throughout the year and fully depreciated tenant improvements.

Advisory fee to affiliate in the three and six months ended June 30, 2004 was $202,000 and $395,000 versus $167,000 and $334,000 in the corresponding periods in 2003. The increases in 2004 from 2003 were due to changes in gross assets, the basis of the fee. See NOTE 8. “ADVISORY FEES.”

Net income fee to affiliate was $245,000 for the six months ended June 30, 2004. The net income fee is based on 7.5% of IORI’s net income.

General and administrative expense in the three and six months ended June 30, 2004 was $176,000 and $446,000 versus $114,000 and $369,000 in the corresponding periods in 2003. The increases in 2004 from 2003 were primarily due to the increase in property insurance expense.

Related Party Transactions

Historically, IORI, ARI, RRI, and TCI have each engaged in and may continue to engage in business transactions, including real estate partnerships with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI, ARI, RRI, and TCI as could have been obtained from unrelated third parties.

Taxes

For the tax years prior to 2003, IORI elected and qualified to be treated as a Real Estate Investment Trust (“REIT”), as defined in Sections 856 and 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and as such was not taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders. Due to the completion of a tender offer by ARI, an affiliate, and the resulting concentration of ownership, IORI no longer met the requirements for tax treatment as a REIT under the Code as of January 1, 2003, and is prohibited from re-qualifying for REIT status for at least five years.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the second quarter of 2004 and a loss for federal income tax purposes in the second quarter of 2003; therefore, it recorded no provision for income taxes.

At June 30, 2004, IORI had a net deferred tax asset of $3.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2004, IORI’s exposure to a change in interest rates on its debt is as follows:

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Wholly-owned debt:
Variable rate	$15,304	7.17%	$153

Total decrease in IORI’s annual Net income			$153

Per share			$0.11

ITEM 4. CONTROLS AND PROCEDURES

(a)	Within the 90 days prior to the date of this report, IORI carried out an evaluation, under the supervision and with the participation of IORI’s management, including IORI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of IORI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, IORI’s Acting Principal Executive Officer and principal accounting officer concluded that IORI’s disclosure controls and procedures are effective in timely alerting him to material information relating to IORI (including its consolidated subsidiaries) required to be included in IORI’s periodic SEC filings.

(b)	There have been no significant changes in IORI’s internal controls or in other factors that could significantly affect IORI’s internal controls subsequent to the date IORI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 10, 2004, American Realty Investors, Inc. ("ARI"), Transcontinental Realty Investors, Inc. ("TCI") and Income Opportunity Realty Investors, Inc. ("IOT") instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hubert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group, LLC and Sunridge Management Group, Inc., Defendants. Plaintiffs’ complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ complaint alleges that the overall transaction required the establishment of a sinking fund the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise, alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, and accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, a constructive trust to be established, and other relief.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
April 1-30, 2004	—	$—	—	—
May 1-31, 2004	—	—	—	—
June 1-30, 2004	—	—	—	—

Total	—	$—	—	206,500

(a)	On June 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit
Number	Description
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K:

During the quarter for which this report if filed, the following current reports on Form 8-K were filed for events occurring on the dates indicated below covering the items set forth below:

(i)	Current Report on Form 8-K for event occurring May 31, 2004 reporting under Item 4 “Changes in Registrant's Certifying Accountant”, Item 5 “Other Events and Regulation FD Disclosure”, and Item 7 “Financial Statements and Exhibits”.

(ii)	Current Report on Form 8-K for event occurring June 17, 2004 reporting under Item 4 “Changes in Registrant's Certifying Accountant” and Item 7 “Financial Statements and Exhibits”.

(iii)	Current Report on Form 8-K for event occurring July 15, 2004 reporting under Item 4 “Changes in Registrant's Certifying Accountant”, Item 5 “Other Events and Regulation FD Disclosure”, and Item 7 “Financial Statements and Exhibits”.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Date: August 15, 2004	By:	/s/ Ken L. Joines
Ken L. Joines
Executive Vice President, Chief Financial Officer, and Acting Principal Executive Officer

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2004

Exhibit		Page
Number	Description	Number
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.