Form 10-Q
period 2004-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2004-11-15
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number 1-14784

INCOME OPPORTUNITY REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	75-2615944 (I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas (Address of Principal Executive Office)	75234 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	1,438,945 (Outstanding at October 31, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(dollars in thousands,
	except per share)
Assets
Real estate held for investment	$41,954	$56,367
Less-accumulated depreciation	(5,152)	(6,002)

	36,802	50,365
Notes and interest receivable	54,260	45,531
Investment in real estate partnerships	598	607
Cash and cash equivalents	93	58

Other assets (including $261 in 2004 and $930 in 2003 due from affiliates)	4,369	4,583

	$96,122	$101,144

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$50,129	$60,825
Other liabilities (including $2,340 in 2004 and $473 in 2003 due to affiliates)	3,821	1,230

	53,950	$62,055
Commitments and contingencies
Stockholders’ equity:
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 1,438,945 shares in 2004 and 2003	14	14
Paid-in capital	62,774	62,774
Treasury stock	(200)	—
Accumulated deficit	(20,416)	(23,699)

	42,172	39,089

	$96,122	$101,144

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(dollars in thousands, except per share)
	2004	2003	2004	2003
Property revenue:
Rents	$1,662	$1,584	$5,091	$4,767
Property expense:
Property operations (including $103 in 2004 and $278 in 2003 to affiliates and related parties)	975	923	2,705	2,456

Operating income	687	661	2,386	2,311
Other income (loss):
Interest	1,017	12	2,220	626
Recovery of accounts receivable written off	—	—	—	1,569
Equity in income (loss) of equity partnerships	(20)	(13)	(9)	(28)

	997	(1)	2,211	2,167
Other expense:
Interest	856	398	2,679	1,462
Depreciation	250	149	779	807
Advisory fee to affiliate	177	164	573	498
Impairment of real estate held for sale	—	35	—	688
Net income fee to affiliate	4	—	250	—
General and administrative (including $58 in 2004 and $294 in 2003 to affiliates and related parties)	95	323	540	692

	1,382	1,069	4,821	4,147

Net income (loss) from continuing operations	302	(409)	(224)	331
Discontinued operations:
(Loss)/Income from discontinued operations	(7)	(568)	(182)	(1,674)
Gain on sale of operations	15	—	3,689	—

	8	(568)	3,507	(1,674)

Net income (loss)	$310	$(977)	$3,283	$(1,343)

Earnings (loss) per share:
Net loss from continuing operations	$0.21	$(0.28)	$(0.16)	$0.23
Discontinued operations	0.01	(0.40)	2.44	(1.16)

Net income (loss)	$0.22	$(0.68)	$2.28	$(0.93)

Weighted average common shares used in computing earnings per share	1,438,945	1,438,945	1,438,945	1,438,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004

	Common Stock		Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, January 1, 2004	1,438,945	$14	$62,774	—	—	$(23,699)	$39,089
Purchase of Treasury Stock	—	—	—	13,200	$(200)	—	(200)
Net income	—	—	—	—	—	3,283	3,283

Balance, September 30, 2004	1,438,945	$14	$62,774	13,200	$(200)	$(20,416)	$42,172

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2004	2003
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income/(loss)	$3,283	$(1,343)
Reconciliation of net income (loss) to net cash used by operating activities
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	779	1,422
Loss on impairment of fixed asset	—	688
Gain on sale of real estate	(3,689)	—
(Gain) loss on equity partnerships	9	23
Increase in interest receivable	(391)	(85)
(Increase) decrease in other assets	(8,712)	1,222
Decrease in interest payable	(108)	(5)
Increase (decrease) in other liabilities	2,591	(178)

Net cash provided by (used in) operating activities	(6,238)	1,744
Cash Flows from Investing Activities:
Real estate improvements	—	(400)
Proceeds from sale of real estate	3,505	—
Receipts from (Payments to) advisor	2,040	(254)

Net cash provided by (used in) investing activities	5,545	(654)
Cash Flows from Financing Activities:
Payments on notes payable	$(931)	$(828)
Proceeds on notes payable	1,193	—
Advances from affiliates	497	—
Deferred financing costs	169	87
Purchase of treasury stock	(200)	—

Net cash provided by (used in) financing activities	728	(741)
Net increase in cash and cash equivalents	$35	$349
Cash and cash equivalents, beginning of period	58	10

Cash and cash equivalents, end of period	$93	$359

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	3,088	3,461
Schedule of noncash investing and financing:
Note receivable from sale of real estate	2,990	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI’s Annual Report on Form 10‑K for the year ended December 31, 2003 (the “2003 Form 10-K”). Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 2. REAL ESTATE

In 2004, IORI sold the following property:

			Sales	Net Cash	Debt	Gain
Property	Location	Units/Sq.Ft.	Price	Received	Discharged	on Sale
First Quarter
Apartment Building Treehouse	San Antonio, TX	106 Units	$5,400	$1,100	$3,747	$3,257
Second Quarter
Apartment Building Treehouse(1)	Irving, TX	160 Units	$7,500	$(498)	$5,018	$— (2)
Commercial Building Akard Plaza	Dallas, TX	42,258 Sq.Ft.	$3,900	$2,007	$1,849	$417
Third Quarter
Land Frankel Land	Midland, TX	1 Acre	$63	$61	$—	$15
Fourth Quarter
Commercial Building Chuck Yeager	Chantilly, VA	60,060 Sq.Ft.	$7,600	$2,174	$5,230	$1,967

(1)	Property sold to TCI, a related party who assumed debt of $5.0 million and transferred a $3.0 million secured note receivable to IORI. IORI paid $498,000 to TCI for the net difference at closing.

(2)	Excludes a $56,000 deferred gain from a related party sale.

In 2003, IORI sold the following property:

			Sales	Net Cash	Debt	Gain
Property	Location	Units/Sq.Ft.	Price	Received	Discharged	on Sale
Third Quarter Office Building 5600 Mowry	Newark, CA	56,120 Sq.Ft.	$5,000	$1,113	$4,056	$—

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

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by Unified Housing of Parkside Crossing, LLC to Regis Realty I, LLC (“RRI”) and the accrued interest receivable of $112,878 were assigned from RRI to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by Unified Housing of Temple, LLC to RRI and the accrued interest receivable of $98,338 were assigned from RRI to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by Unified Housing of Terrell, LLC to RRI and the accrued interest receivable of $80,223 were assigned from RRI to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by Housing for Seniors of Humble, LLC to RRI and the accrued interest receivable of $174,640 were assigned from RRI to IORI as a paydown of certain intercompany receivables.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by Unified Housing of McKinney, LLC (“UHM”) to Transcontinental Eldorado, Inc. was assigned from Transcontinental Realty Investors, Inc. (“TCI”) to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Transcontinental Treehouse Corporation (“Treehouse-IR”) from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Housing for Seniors of Humble (“Humble”), LLC to NLP Lakeshore Villas, LLC (“NLP”) was assigned from American Realty Investors, Inc. (“ARI”) to IORI as a paydown of certain intercompany receivables.

On December 30, 2003, a Secured Promissory Note in the amount of $2,000,000 given by Humble to NLP was assigned from ARI to IORI as additional paydown of certain intercompany receivables.

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

NOTE 4. OTHER ASSETS; OTHER LIABILITIES

Related Party. On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor without interest, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. From time-to-time, IORI and its affiliates and related parties have made unsecured advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI’s financial statements as other assets. At September 30, 2004, IORI held a receivable of

$261,000 from TCI, and at December 31 2003 held receivables of $302,000, $367,000, and $261,000 from its advisor Syntek West, Inc. (“SWI”), ARI, and TCI, respectively at December 31, 2003. IORI had payables of $1.7 million to SWI and $602,000 to RRI at September 30, 2004, and a payable of $473,000 to RRI at December 31, 2003. See also NOTE 7. “RELATED PARTY TRANSACTIONS”.

NOTE 5. NOTES AND INTEREST PAYABLE

In April 2002, IORI sold all of its residential properties to partnerships controlled by Metra Capital, LLC (“Metra”). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, the 114 unit Sinclair, located in Midland, Texas and the 106 unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a former director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. The sale constituted 23% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” IORI will continue to report the assets and the new debt incurred by the Metra partnerships on the IORI financial statements. The new debt on the properties totals $21.4 million, bears interest at 7.57% per annum, requires monthly interest only payments of $135,000 and matures in May 2012. IORI also received $5.2 million of 8% non-recourse, non-convertible Series A Preferred Stock (“Preferred Shares”) of Innovo. The transaction is currently the subject of litigation. See ITEM 1. “LEGAL PROCEEDINGS”, under PART II. “OTHER INFORMATION” for further information on this matter.

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

In 2004, IORI refinanced the following property:

					Net Cash
			Debt	Debt	Received/	Interest		Maturity
Property	Location	Sq.Ft./Acrs	Incurred	Discharged	(Paid)	Rate		Date
First Quarter Office Building Yeager Building	Chantilly, VA	60,060 Sq.Ft.	$5,500	$4,307	$1,179	5.50	%(1)	12/06

(1)	Variable rate.

NOTE 6. RELATED PARTY TRANSACTIONS

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by Unified Housing of Parkside Crossing, LLC to Regis Realty I, LLC (“RRI”) and the accrued interest receivable of $112,878 were assigned from RRI to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by Unified Housing of Temple, LLC to RRI and the accrued interest receivable of $98,338 were assigned from RRI to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by Unified Housing of Terrell, LLC to RRI and the accrued interest receivable of $80,223 were assigned from RRI to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by Housing for Seniors of Humble, LLC to RRI and the accrued interest receivable of $174,640 were assigned from RRI to IORI as a paydown of certain intercompany receivables.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Treehouse-IR, a wholly-owned subsidiary of TCI, a related party, for $7.5 million for a reduction of intercompany debt in the amount of $2.4 million subject to a mortgage lien in the amount of $5.1 million. TCI repurchased 100% of the outstanding common shares of Treehouse-IR from IORI for $7.5 million through assumption of debt of $5.0 million plus a transfer of a secured promissory note for $3.0 million on May 24, 2004. This assignment of a promissory note from TCI to IORI was given by Unified Housing of McKinney, LLC (“UHM”) to Transcontinental Eldorado, Inc. Treehouse-IR owns the 153,072 sq.ft. Treehouse Apartments Building in Irving, Texas. See Note 2. “REAL ESTATE”.

On December 30, 2003, Secured Promissory Notes in the amount of $6.3 million and $2.0 million given by Humble to NLP were assigned from ARI to IORI. These assignments were payments on certain intercompany receivables due to IORI.

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

On October 14, 2003, IORI sold and conveyed the office building known as One Hickory Centre and 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The note bore interest at 5.5% per annum. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various prorations. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wraparound promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715, the remaining difference of which was as a result of prorations and various expenses paid by IORI in connection with the closing of the transaction. The note bore interest at 5.5% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand or if no demand is made prior thereto on June 30, 2006 with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bore interest at 5.5% per annum.

See also NOTE 4. “OTHER ASSETS; OTHER LIABILITIES” relating to advances of funds to and from related parties through the advisor. The following table reconciles the beginning and ending balances of Accounts Receivable/(Payables) from/to Affiliates as of September 30, 2004.

	SWI	RRI	ARI	TCI
Balance, December 31, 2003	$302	(473)	$367	$261
Cash transfers	8,894	—	—	—
Cash repayments	(4,644)	—	(367)	—
Other additions	176	—	—	—
Other repayments	(6,466)	(129)	—	—

Balance, September 30, 2004	(1,738)	$(602)	$—	$261

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

NOTE 7. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, income or (loss) of equity in partnerships, and recovery of loss provision on receivable from related party totaling $997,000 and $2.2 million for the three and nine months ended September 30, 2004, and a negative income of $1,000 and $2.2 million for the three and nine months ended September 30, 2003. Expenses that are not reflected in the segments are general and administrative expenses, advisory fees, impairment of real estate held for sale, and net income fees totaling $276,000 and $1.4 million for the three and nine months ended September 30, 2004, and $522,000 and $1.9 million for the three and nine months ended September 30, 2003. Excluded from operating segment assets are assets of $59.5 million at September 30, 2004 and $50.8 million at September 30, 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income and assets of each operating segment.

		Commercial
Three Months Ended September 30, 2004	Land	Properties	Apartments	Total
Rents	$—	$490	$1,172	$1,662
Property operating expenses	—	262	713	975

Operating income (loss)	$—	$228	$459	$687

Depreciation	$—	$138	$112	$250
Interest	209	300	347	856
Real estate improvements	—	—	—	—
Assets	—	18,321	18,481	36,802

Nine Months Ended September 30, 2004
Rents	$—	$1,609	$3,482	$5,091
Property operating expenses	—	720	1,985	2,705

Operating income (loss)	$—	$889	$1,497	$2,386

Depreciation	$—	$445	$334	$779
Interest	778	877	1,024	2,679
Real estate improvements	—	—	—	—
Assets	—	18,321	18,481	36,802

		Commercial
Three Months Ended September 30, 2003	Land	Properties	Apartments	Total
Rents	$—	$448	$1,136	$1,584
Property operating expenses	—	149	774	923

Operating income (loss)	$—	$299	$362	$661

Depreciation	$—	$75	$74	$149
Interest	—	100	298	398
Real estate improvements	—	129	—	129
Assets	24,929	27,661	20,941	73,531

Nine Months Ended September 30, 2003
Rents	$—	$1,381	$3,386	$4,767
Property operating expenses	—	460	1,996	2,456

Operating income (loss)	$—	$921	$1,390	$2,311

Depreciation	$—	$558	$249	$807
Interest	—	303	1,159	1,462
Real estate improvements	—	494	—	494
Assets	24,929	27,661	20,941	73,531

NOTE 8. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.

Revenue, fees and cost reimbursements to its advisors and affiliates for the nine months ended:

	For the Nine Months
	Ended September 30,
	2004	2003
Fees
Advisory	$573	$498
Net income	250	—
Property and construction management and leasing commission	103	220

	$926	$718

Cost reimbursements	$58	$170

NOTE 9. DISCONTINUED OPERATIONS

Effective January 1, 2002, IORI adopted Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, IORI is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the three months and nine months ended September 30, 2004, income from discontinued operations relates to three properties that IORI sold during 2004. The following table summarizes revenue and expense information for the properties sold.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenue
Rental	$—	$911	$973	$2,792
Property Operations	7	758	748	2,038

Operating income	(7)	153	225	754
Expense
Interest	—	407	301	1,843
Depreciation	—	314	106	585

Total expenses	—	721	407	2,428
Net (loss) from discontinued operations before gains on sale of operations	(7)	(568)	(182)	(1,674)
Gain on sale of operations	15	—	3,689	—

Net income/(loss) from discontinued operations	$8	$(568)	$3,507	$(1,674)

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

Litigation. IORI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits should have no material impact on the Company’s financial condition, results of operations or liquidity. IORI is also involved in two significant items of litigation—See ITEM 1. “LEGAL PROCEEDINGS”, under PART II. “OTHER INFORMATION”.

NOTE 11. SUBSEQUENT EVENTS

On November 5, 2004, IORI purchased 36,400 shares of IORI as a block from one stockholder at $16.25 per share for the total cost of $591,500.

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

IORI’s allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and IORI’s assessment of its ability to meet its lease or interest obligations. IORI’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions. Typically, IORI’s notes receivable are collateralized by income producing real estate. IORI had notes receivable of $54.3 million and $45.5 million at September 30, 2004 and December 31, 2003, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2004 were $93,000, compared with $58,000 at December 31, 2003. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from property sales, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2004 due to increased rental receipts at its properties, however, such excess will not be sufficient to discharge all of IORI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

The Company reported net income of $3.3 million for the nine months ended September 30, 2004, which included the following non-cash charges: depreciation of $779,000, gain on sale of real estate of $3.7 million, loss on equity partnership of $9,000, increase in interest receivable of $391,000, increase in other assets of $8.7 million, decrease in interest payable of $108,000, and increase in other liabilities of $2.6 million. Net cash used in operating activities amounted to $6.2 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the increase in other assets was primarily due to increase in accounts receivable from affiliates and the increase in other liabilities was primarily due to increase in accounts payable in general. Net cash provided by investing activities of $5.5 million was comprised of proceeds from sale of real estate of $3.5 million net of payments to SWI of $2.0 million. Net cash provided by financing activities of $728,000 was comprised of payments on notes payable of $931,000, proceeds on notes payable of $1.2 million, advances from affiliates of $497,000, deferred financing cost of $169,000, and payment for treasury stock of $200.

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

Results of Operations

IORI had net income of $310,000 for the three months ended September 30 2004, and net income of $3.3 million for the nine months ended September 30, 2004, as compared to net loss of $977,000 and net loss of $1.3 million for the corresponding periods in 2003. The net income in 2004 included gains on sale of real estate totaling $3.7 million. Fluctuations in components of revenue and expense between the 2004 and 2003 periods are discussed below.

Rents in the three and nine months ended September 30, 2004 were $1.7 million and $5.1 million versus $1.6 million and $4.8 million in the corresponding periods in 2003. Rental income for the remaining quarter of 2004 may be expected to decrease if IORI selectively sells properties.

Property operations expense in the three and nine months ended September 30, 2004 were $975,000 and $2.7 million versus $923,000 and $2.5 million in the corresponding periods in 2003. Property operations expense may be expected to decrease in the remaining quarters of 2004 if IORI selectively sells properties.

Interest income in the three and nine months ended September 30, 2004 was $1.0 million and $2.2 million versus $12,000 and $626,000 in the corresponding periods in 2003. The nine months increase in 2004 from 2003 was due to interest income earned from the wraparound promissory notes with Encino Executive Plaza and the promissory notes with Housing for Seniors of Humble, LLC.

Interest expense in the three and nine months ended September 30, 2004 was $856,000 and $2.7 million versus $398,000 and $1.5 million in the corresponding periods in 2003. The increases in 2004 from 2003 were primarily due to additional interest payments made after the sales transactions with Encino Executive Plaza, Ltd. in October 2003. Most of the additional interest expense incurred by this transaction was offset by the additional interest income earned from the wraparound note as explained in Note 3. Interest expense in 2004 is expected to remain constant.

Depreciation expense in the three and nine months ended September 30, 2004 was $250,000 and $779,000 versus $149,000 and $807,000 in the corresponding periods in 2003. The year-to-date decrease in 2004 from 2003 were primarily due to the sale of properties throughout the year and fully depreciated tenant improvements.

Advisory fee to affiliate in the three and nine months ended September 30, 2004 was $177,000 and $573,000 versus $164,000 and $498,000 in the corresponding periods in 2003. The increases in 2004 from 2003 were due to changes in gross assets, the basis of the fee. See NOTE 9. “ADVISORY FEES.”

Net income fee to affiliate was $250,000 for the nine months ended September 30, 2004. The net income fee is based on 7.5% of IORI’s net income.

General and administrative expense in the three and nine months ended September 30, 2004 was $95,000 and $540,000 versus $323,000 and $692,000 in the corresponding periods in 2003. The decreases in 2004 from 2003 were primarily due to the decrease in legal expenses and advisory cost reimbursement.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the third quarter of 2004 and a loss for federal income tax purposes in the third quarter of 2003; therefore, it recorded no provision for income taxes.

At September 30, 2004, IORI had a net deferred tax asset of $3.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At September 30, 2004, IORI’s exposure to a change in interest rates on its debt is as follows:

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Wholly-owned debt:
Variable rate	$15,106	6.38%	$151

Total decrease in IORI’s annual Net income			$151

Per share			$0.10

ITEM 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, IORI carried out an evaluation, under the supervision and with the participation of IORI’s management, including IORI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of IORI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, IORI’s Acting Principal Executive Officer and principal accounting officer concluded that IORI’s disclosure controls and procedures are effective in timely alerting him to material information relating to IORI (including its consolidated subsidiaries) required to be included in IORI’s periodic SEC filings.

(b)	There have been no significant changes in IORI’s internal controls or in other factors that could significantly affect IORI’s internal controls subsequent to the date IORI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and IORI’s 2003 Form 10-K, referred to herein, contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws. These statements concern the intent, belief or expectations of IORI’s officers with respect to IORI’s ability to lease its properties, tenant’s ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on IORI and its tenants, competition within the real estate industry or those industries in which its tenants operate, and changes in federal, state and local legislation. For example: Some of IORI’s tenants may not renew expiring leases and IORI may be unable to locate new tenants to maintain the historical occupancy rates of the properties; rents which IORI can achieve at its properties may decline; tenants may experience losses and become unable to pay rents; and IORI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in IORI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond IORI’s control. Forward looking statements are only expressions of IORI’s present expectations and intentions. Forward looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward looking statements.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 10, 2004, American Realty Investors, Inc. (“ARI”), Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (“IOT”) instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hubert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group, LLC and Sunridge Management Group, Inc., Defendants. Plaintiffs’ complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ complaint alleges that the overall transaction required the establishment of a sinking fund by the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise, alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, an accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, a constructive trust be established, and other relief.

On October 5, 2004, Sunset Management LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. (“TCI”) in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc. (“ARI”) and several others, including IOT, as Case No. 04CV20162-B, styled Sunset Management LLC, Derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. Sunset’s complaint alleges (i) Sunset is the owner of 10 shares of Common Stock of TCI and is the pledgee and beneficial owner of other shares of Common Stock of TCI, (ii) Sunset is a single-member limited liability company, (iii) that all of the Defendants have in their various capacities breached fiduciary duties to TCI, and (iv) unjust enrichment of the various Defendants. Sunset’s complaint seeks an injunction prohibiting TCI from entering into any related-party transactions that are not fair to TCI and approved by disinterested directors and/or stockholders with full knowledge of the common interests of the directors and/or officers, unspecified damages, attorneys’ fees and costs. All Defendants (including IOT) believe the action is not properly brought as a derivative action on behalf of TCI as Sunset’s interests are adverse to the interests of TCI. The current action brought by Sunset contains many of the same allegations raised by Sunset in four other cases involving TCI which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants (including IOT) intend to vigorously defend the action and have filed a Motion to Dismiss Sunset’s complaint pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exception for stockholder derivative actions, and Sunset cannot fairly and adequately represent the interests of the other stockholders. Sunset’s complaint makes no specific allegations against IOT, but advises that as of March 19, 2003, TCI owned approximately 24% of IOT.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Program	Under the Program(a)
July 1-31, 2004	—	$—	—	—
August 1-31, 2004	—	—	—	—
September 1-30, 2004	13,200	15.10	13,200	—

Total	13,200	$15.10	13,200	206,500

(a)	On September 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. This repurchase program has no termination date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on September 16, 2004, at which meeting stockholders were to consider and vote upon the election of directors and the ratification of the selection of independent public accountants for the Company for the fiscal year ending December 31, 2004. At the Annual Meeting, the stockholders elected the following individuals as directors:

	Shares Voting
Name of Director	For	Withheld
David E. Allard	1,284,202	6,632
Robert A. Jakuszewski	1,284,202	6,632
Ken L. Joines	1,283,642	7,192
Peter L. Larsen	1,284,102	6,732
Ted P. Stokely	1,283,468	7,366

There were no abstentions or broker votes on the election of directors. With respect to the ratification of the appointment of Swalm & Associates, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2004, and any interim period, at least 1,286,670 votes were received in favor of such proposal, 1,006 votes were received against such proposal, and 3,158 votes abstained.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference or indicated:

Exhibit
Number	Description
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Date: November 15, 2004	By:	/s/ Robert N. Crouch II
Robert N. Crouch II
Executive Vice President, Chief Financial Officer, and Acting Principal Executive Officer

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2004

Exhibit		Page
Number	Description	Number
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.