Form 10-K
period 2004-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-03-31
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2004

Commission File Number 001-14784

Income Opportunity Realty Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	75-2615944 (I.R.S. Employer Identification No.)

1755 Wittington Place, Suite 340 Dallas, Texas (Address of Principal Executive Office)	75234 (Zip Code)

(214) 750-5800
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.       Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,034,394 based upon a total of 298,844 shares held as of June 30, 2004 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing would yield a different value. As of March 18, 2005, there were 1,389,345 shares of common stock outstanding.

Documents Incorporated by Reference:
NONE

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under “Risks Related to the Company” beginning on page 7.

PART I

ITEM 1. BUSINESS

Income Opportunity Realty Investors, Inc. (“IORI” or the “Company” or “we” or “us”), a Nevada corporation, is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 15, 1985. Prior to January 1, 2003, IORI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Due to the completion of a tender offer by American Realty Investors, Inc. (“ARI”), an affiliate, on March 19, 2003, and the resulting concentration of ownership, IORI no longer met the requirement as of January 1, 2003 for tax treatment as a REIT. Currently, Transcontinental Realty Investors, Inc. (“TCI”), an affiliate, owns approximately 24.9% of IORI’s outstanding shares of Common Stock. IORI cannot re-qualify for REIT tax status for at least five years after January 1, 2003.

At December 31, 2004, IORI’s real estate consisted of 10 properties held for investment. In addition, IORI owns an interest in one partnership, which owns real property and a second partnership which holds a wraparound mortgage note receivable. IORI’s real estate portfolio is more fully discussed in ITEM 2. “PROPERTIES.”

Acquisition by Syntek West, Inc. – Change of Control

On June 2, 2003, Syntek West, Inc. (“SWI”) purchased 106,802 shares and 674,971 shares of IORI Common Stock (a total of 781,773 shares, or approximately 54.3% of the outstanding shares) as a “block” from Basic Capital Management, Inc. (“BCM”) at a price of $18.45 per share for a total price of $14,423,711. SWI is also the contractual advisor to IORI.

Business Plan

IORI’s business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate related activities through investments in mortgage loans. IORI’s real estate is located in the Southwest region of the continental United States. Information regarding IORI’s real estate portfolio is set forth in ITEM 2. “PROPERTIES,” and in Schedule III to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” IORI has three operating segments, Apartments, Commercial Properties and land ownership. See Note 14 to the Financial Statements.

IORI’s business is not seasonal. Management has determined to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management’s plan of operation is to acquire higher class apartment and commercial properties in keeping with the current class of properties in IORI’s real estate portfolio. In 2005, management intends to focus on income producing property acquisitions to maintain a balance between income producing and non-income producing properties. Management does not expect that IORI will seek to fund or acquire additional mortgage loans. IORI may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property’s operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of IORI’s properties.

The Board of Directors currently intends to continue its policy of prohibiting IORI from incurring aggregate secured and unsecured indebtedness in excess of 300% of IORI’s net asset value (defined as the book value of all assets of IORI minus all of its liabilities); however, the Board may alter such policy at any time.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of IORI and for setting the policies which guide it, the day-to-day operations of IORI are performed by Syntek West, Inc. (“SWI”), the contractual advisor under the supervision of the Board. SWI’s duties include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment, acquisitions, and sales opportunities, as well as financing and refinancing sources. SWI also serves as a consultant in connection with IORI’s business plan and investment decisions made by the Board.

All of the issued and outstanding common stock of SWI is owned by Gene

E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer, and a Director of SWI, and he is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for IORI. See ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor.”

Effective June 30, 2003 IORI terminated its Advisory Agreement with BCM. BCM had served as IORI’s advisor from 1989 to June 30, 2003. On July 1, 2003 IORI entered into an Advisory Agreement with SWI, the beneficial owner and holder of approximately 54.3% of IORI’s common stock at the time. The new advisory agreement with SWI contains the same terms as the old one with BCM.

Since February 1, 1990, affiliates of BCM have provided property management services to IORI. Currently Triad Realty Services, Ltd. (“Triad”) provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to IORI. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”). Triad subcontracted the property-level management and leasing of IORI’s five office buildings and the commercial property owned by a real estate partnership in which IORI and TCI are partners to Regis Realty, Inc. (“Regis”), which is a company owned by Highland, until December 2002. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad, until December 2002. Regis also was entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Realty I, LLC (“Regis I”) has provided these services. Regis I is also owned by Highland. See ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT-The Advisor.”

IORI has no employees. Employees of SWI render services to IORI.

Competition

The real estate business is highly competitive and IORI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions”), some of which have greater financial resources than those of IORI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property-level managers in areas such as marketing, collection and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and IORI’s ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of IORI’s properties also are competitive factors.

To the extent that IORI seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in the same areas as well as aggressive buyers attempting to penetrate or dominate a particular market.

As described above (and in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions”) two of the officers of IORI also serve as officers or directors of certain other entities, such as BCM, Prime Income Asset Management, Inc. (“PIAMI”), ARI and TCI, some of which have business objectives similar to those of IORI. One Director of IORI also serves as an officer and director of SWI. IORI’s Directors, officers and advisor owe fiduciary duties to such other entities as well as to IORI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, Directors and contractual advisors consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity’s existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has these funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of such entities.

In addition, as described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships,” IORI also competes with other entities which are affiliates of SWI, which may have investment objectives similar to IORI’s and that may compete with it in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest which may arise, SWI has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

IORI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or SWI. The illiquidity of real estate investments also may impair the ability of management to respond promptly to changing circumstances. Management believes that such risks can be partially mitigated by the diversification by geographic region and property type of IORI’s real estate portfolio. However, to the extent property acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be mitigated.

Available Information

IORI’s Common Stock is traded on the American Exchange, Inc. (“AMEX”) under the symbol “IOT.” Our principal executive offices are located at 1755 Wittington Place, Suite 340, Dallas, Texas 75234, and our telephone number is 214-750-5800.

We maintain an internet website at http://www.incomeopp-realty.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and our Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence, and other information on our website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stock holders upon written request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

Risks Related to the Company

Adverse events concerning existing tenants, or negative market conditions that may affect existing tenants could have an adverse impact on our ability to attract new tenants, relet space, collect rent or renew leases, and thus could adversely affect our cash flow from operations and inhibit growth.

Our cash flow from operations depends on the ability to lease space to tenants on economically favorable terms. Therefore, we could be adversely affected by various facts and events over which we have limited control, such as:

•	lack of demand for space in areas where our properties are located

•	inability to retain existing tenants and attract new tenants

•	oversupply of or reduced demand for space and changes in market rental rates

•	defaults by our tenants or their failure to pay rent on a timely basis

•	the need to periodically renovate and repair our space

•	physical damage to our properties

•	economic or physical decline of the areas where our properties are located

•	potential risk of functional obsolescence of our properties over time

At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our Company.

If tenants do not renew their leases as they expire, we may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is relet, may have terms that are less economically favorable to us than current lease terms, or may require us to incur significant costs, such as for renovations, tenant improvements or lease transaction costs.

Any of these events could adversely affect our cash flow from operations and our ability to make expected distributions to shareholders and service our indebtedness.

A significant portion of our costs, such as real estate taxes, insurance costs, and debt service payments, generally are not reduced when circumstances cause a decrease in cash flow from our properties.

We may not be able to compete successfully with other entities that operate in our industry.

We experience a great deal of competition in attracting tenants for our properties and in locating land to develop and properties to acquire.

In our effort to lease our properties, we compete for tenants with a broad spectrum of other landlords in each of our markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenant who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than we are able to offer.

If the availability of land or high quality properties in our markets diminishes, our operating results could be adversely affected.

We may experience increased operating costs, which could adversely affect our operations.

Our properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs and maintenance of our properties. While our current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without at the same time decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service our indebtedness could be adversely affected.

We face risks associated with property acquisitions.

We acquire individual properties and portfolios of properties, and intend to continue to do so. Our acquisition activities and their successes are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price

•	acquired properties may fail to perform as expected

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates

•	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Many of our properties are concentrated in our primary markets, and we therefore may suffer economic harm as a result of adverse conditions in those markets.

Our properties are located principally in specific geographic areas in the Southwestern United States. Due to the concentration of our properties in these areas, performance is dependent on economic conditions in these areas. These areas have experienced periods of economic decline.

We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources we rely on. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets

•	our own financial structure and performance

•	the market’s opinion of REITs and real estate companies in general

•	the market’s opinion of REITs and real estate companies that own properties like ours

We may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.

Required payments on our indebtedness generally are not reduced if the economic performance of the portfolios declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to stockholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debts as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Our credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt.

We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures.

We may need to sell properties from time to time for cash flow purposes.

Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be impaired. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period we desire or need to sell them, or whether we will be able to sell them at a price that will allow us to fully recoup our investment. We may not be able to realize the full potential value of our assets, and we may incur costs related to the early pay-off of the debt secured by such assets.

Our business overall is subject to all of the risks associated with the real estate industry.

We are subject to all the risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	changes in general or local economic conditions – because our real estate assets are concentrated in the Southwest, any deterioration in the general economic conditions in any of those states could have an adverse effect our business and assets in that state;

•	changes in interest rates that may make our ability to satisfy our debt service requirements materially more burdensome;

•	lack of availability of financing that may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control; and

•	floods, earthquakes and other similar natural disasters.

ITEM 2. PROPERTIES

IORI’s principal executive offices have been located since January 1, 2005 at 1755 Wittington Place, Suite 340, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for IORI’s present operations at such location and are fully utilized.

IORI’s real estate portfolio at December 31, 2004, is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The following provides certain summary information concerning IORI’s real estate portfolio.

At March 18, 2005, IORI’s real estate portfolio consists of 10 owned properties and an investment in a partnership which owns commercial property. Of the 10 owned properties, in 2002 six apartments were sold to partnerships controlled by Metra Capital, LLC (“Metra”). See NOTE 5. “NOTES AND INTEREST PAYABLE.” Since that transaction was accounted for as a financing transaction, IORI continues to account for those properties as owned properties. IORI is a partner in a partnership in which it is a 40% general partner that holds a wraparound mortgage note. At December 31, 2004, IORI held equity investments in apartments and office buildings in the Southwest region of the continental United States, and more specifically in Texas.

At December 31, 2004, 35% of IORI’s assets consisted of investment in owned real properties on a leveraged basis, in the Southwest region of the continental United States, and 60% consisted of notes receivable. Less than 1% of IORI’s assets consisted of investments in partnerships. The remaining 4% of IORI’s assets were cash, cash equivalents and other assets. The percentage of IORI’s assets invested in any one category is subject to change and no assurance can be given that the composition of IORI’s assets in the future will approximate the percentages listed above. See ITEM 1. “BUSINESS—Business Plan.”

Geographic Regions

All properties of IORI are located in Texas.

Real Estate

Types of Real Estate Investments. IORI’s real estate consists of apartments and commercial properties (office buildings) with established income-producing capabilities. In selecting real estate for investment, the location, age and type of property; gross rents; lease terms; financial and business standing of tenants; operating expenses; fixed charges; land values and physical condition are considered. IORI may acquire properties subject to, or assume, existing debt and may mortgage, pledge or otherwise obtain financing. The IORI Board may alter the types of and criteria for selecting new real estate investments and for obtaining financing. IORI has typically invested in developed real estate, although it also may invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board). To the extent that IORI invests in construction and development projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

In the opinion of management, IORI’s properties are adequately covered by insurance.

During 2004, the activity in IORI’s owned real estate portfolio was:

Owned properties at January 1, 2004	15
Properties purchased	0
Properties sold	(5)

Owned properties at December 31, 2004	10

Properties Held for Investment. Set forth below are IORI’s owned properties at December 31, 2004, all of which were held for investment and the monthly rental rate for apartments and the average annual rental rate for office buildings and occupancy thereof at December 31, 2004, 2003 and 2002:

			Rent Per
		Units/	Square Foot			Occupancy %
Property	Location	Square Footage/Acres	2004	2003	2002	2004	2003	2002
Apartments
Brighton Court	Midland, TX	60 Units/90,672 Sq.Ft.	$.60	$.56	$.55	97	94	99
Del Mar	Midland, TX	92 Units/105,348 Sq.Ft.	.54	.54	.53	96	94	95
Enclave	Midland, TX	68 Units/89,734 Sq.Ft.	.61	.61	.59	97	99	97
Meridian	Midland, TX	280 Units/264,000 Sq.Ft.	.48	.49	.46	94	95	91
Signature Place	Midland, TX	57 Units/72,480 Sq.Ft.	.63	.59	.59	95	93	93
Sinclair Place	Midland, TX	114 Units/91,529 Sq.Ft.	.56	.56	.54	95	90	92

Office Buildings
2010 Valley View	Farmers Branch, TX	40,066 Sq. Ft.	15.17	18.26	18.56	56	72	92

Shopping Center
Parkway Centre	Dallas, TX	28,374 Sq. Ft.	16.36	15.98	15.08	69	64	73

Industrial Warehouse
Eagle Crest	Farmers Branch, TX	133,000 Sq. Ft.	3.30	3.60	3.52	100	100	98

Land
Three Hickory Centre	Farmers Branch, TX	9 Acres

Partnership Properties. Set forth below is the commercial property owned by the partnership in which IORI is an equity investor and the average annual rental rate and occupancy thereof at December 31, 2004, 2003 and 2002:

			Rent per Sq. Foot			Occupancy %
Property	Location	Square Footage	2004	2003	2002	2004	2003	2002
Office Building
Eton Square	Tulsa, OK	222,654 Sq. Ft.	11.09	11.60	11.35	75	38	42

IORI owns a 10% limited partner interest and TCI owns a 90% general partner interest in TCI Eton Square, L.P., which owns the Eton Square Building in Tulsa, Oklahoma.

Mortgage Loans

Prior to 1991, a substantial portion of IORI’s assets had been invested in mortgage notes secured by income-producing real estate. IORI’s mortgage notes had included first, wraparound and junior mortgage loans. Prior to the third quarter of 2000, management had not sought to fund or acquire new mortgage loans, other than those which may have originated in conjunction with purchase money financing of a property sale provided by IORI. See ITEM 1. “BUSINESS.”

IORI funded no new mortgage notes in 2004.

Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by Unified Housing Foundation, Inc. (“UHF”) for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC (“Lewisville”) to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a paydown of certain intercompany receivables.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for Unified Housing of McKinney, LLC (“UHM”) to Transcontinental Eldorado, Inc. was assigned from TCI to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Transcontinental Treehouse Corporation (“Treehouse-IR”) from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Housing for Seniors of Humble, LLC (“Humble”) to NLP Lakeshore Villas, LLC (“NLP”) was assigned from ARI to IORI as a paydown of certain intercompany receivables.

On December 30, 2003, a Secured Promissory Note in the amount of $2,000,000 given by Humble to NLP was assigned from ARI to IORI as additional paydown of certain intercompany receivables.

On October 14, 2003, IORI purchased, sold, and conveyed an office building known as One Hickory Centre, and sold 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The remaining difference of which was as a result of prorations and various expenses paid by IORI in connection with the closing of the transaction. The note bears interest at 5.5% per annum. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various prorations. The note bears interest at 5.5% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand or if no demand is made prior thereto on June 30, 2006 with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bears interest at 5.5% per annum.

Partnership mortgage loans. IORI owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates (“NIA”), which holds a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri.

ITEM 3. LEGAL PROCEEDINGS

Innovo Realty, Inc. On August 10, 2004, American Realty Investors, Inc., Transcontinental Realty Investors, Inc., and Income Opportunity Realty Investors, Inc. instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hubert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management Group, Inc., Defendants. Plaintiffs’ Complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ Complaint alleges that the overall transaction required the establishment of a sinking fund by the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise, alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others, and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, an accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ Complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, the establishment of a constructive trust and other relief.

Sunset Management, LLC. On October 5, 2004, Sunset Management LLC (“Sunset”) filed a Complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc., Basic Capital Management, Inc., Prime Income Asset Management, Inc., Prime Income Asset Management, LLC, Income Opportunity Realty Investors, Inc., United Housing Foundation, Inc. (“United”), Regis Realty, Inc., Transcontinental Realty Investors, Inc., and Transcontinental Realty Investors, Inc.’s current directors and officers and others. Sunset’s Complaint was instituted as Case No. 304CV02162-B styled Sunset Management LLC, Derivatively on Behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. Sunset’s Complaint alleges (i) Sunset is the owner of 10 shares of Common Stock of TCI and Sunset is the pledgee and beneficial owner of 3,673,115 shares of Common Stock of TCI, (ii) Sunset is a single-member limited liability company, (iii) all of the Defendants* have in their various capacities breached fiduciary duties to TCI, and (iv) unjust enrichment of the various Defendants. Sunset’s Complaint seeks an injunction prohibiting TCI from entering into any related-party transactions that are not fair to TCI and approved by disinterested directors and/or the stockholders of TCI with full knowledge of the common interest of the directors and/or officers, unspecified damages, attorneys’ fees and costs. All Defendants believe the action is not properly brought as a derivative action on behalf of TCI, as Sunset’s interests are adverse to the interests of TCI. The current action brought by Sunset contains many of the same allegations raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants intend to vigorously defend the action, and on November 8, 2004, filed a Motion to Dismiss the case pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exception for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders. Separately, one of the individual Defendants has also filed on January 4, 2005 a motion to disqualify Sunset’s counsel.

* Except for this allegation, the Sunset Complaint makes no real allegations against the Company and seeks no specified relief against the Company. The Sunset Complaint does allege that as of March 1, 2003, TCI owned 24% of the stock of the Company.

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable. During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S SHARES OF COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

IORI’s Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “IOT”. The following table sets forth the high and low prices for IOT’s Common Stock as reported on the AMEX.

QUARTER ENDED	HIGH	LOW
March 31, 2005 (through March 18, 2005)	$16.70	$15.70

March 31, 2004	16.60	15.25
June 30, 2004	15.55	13.35
September 30, 2004	15.40	11.50
December 31, 2004	16.65	13.25

March 31, 2003	18.81	17.00
June 30, 2003	18.60	12.55
September 30, 2003	15.05	10.65
December 31, 2003	15.75	12.00

As of March 18, 2005, the closing price of IORI’s Common Stock on the AMEX was $16.30 per share.

As of March 18, 2005, IORI’s Common Stock was held by 826 holders of record.

No dividends on the IORI Common Stock were declared or paid in 2004 or 2003. Although no express intention with respect to the future declaration or payment of dividends has been adopted by the Board of Directors, it is unlikely that any cash dividends on the IORI Common Stock will be declared or paid in 2005. See also ITEM 7. “MANAGEMENT DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

On December 5, 1989, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of IORI’s predecessor increased the authorization to up to 300,000. In September 2001, the Board of Directors approved separately a private block purchase of 75,100 shares of IORI Common Stock at a total cost of $1.3 million. During 2004, a total of 49,600 shares of IORI Common Stock were repurchased at a total cost of $791,327. Through December 31, 2004, a total of 268,404 shares (out of the authorization of up to 300,000 shares) had been repurchased at a cost of $2.7 million. The following table represents shares repurchased during the three months ended December 31, 2004:

			Total Number of	Maximum Number
	Total Number of Average Price		Shares Purchased as	of Shares that may
	Shares	Paid per	Part of Publicly	be Purchased
Period	Purchased	Share	Announced Program	Under Plan
September 1 through September 30, 2004	13,200	$15.14	$232,004	67,996

October 1 through October 31, 2004	—	—	—	—

November 1 through November 30, 2004	36,400	$16.25	$268,404	31,596

December 1 through December 31, 2004	—	—	—	—

Totals:	49,600	$15.95	$268,404	31,596

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share)
EARNINGS DATA
Rents	$5,905	$5,224	$5,298	$4,956	$8,761
Property expense	3,129	3,331	2,748	2,637	4,652

Operating income	2,776	1,893	2,550	2,319	4,109

Interest income	3,325	626	270	194	319
Income (loss) from equity partnerships	(3)	(7)	862	(9)	(61)
Recovery of A/R written off	—	1,569	—	—	—
Other expense	5,990	4,352	5,694	3,868	9,580

Net income (loss) from continuing operations	108	(271)	(2,012)	(1,364)	(4,086)

Discontinued operations	5,384	2,053	4,097	(2,098)	20,880

Net income (loss)	$5,492	$1,782	$2,085	$(3,462)	$16,794

PER SHARE DATA
Net income (loss)	$3.95	$1.24	$1.45	$(2.32)	$11.03

Dividends per share	$—	$—	$—	$—	$.45

Weighted average common shares outstanding	1,389,345	1,438,945	1,438,945	1,493,675	1,522,510

Earnings data reflects the retroactive changes in the discontinued operations from 2000 to 2004.

	As of December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate held for investment, net	$31,368	$50,365	$74,750	$87,315	$86,277
Notes and interest receivable, net	54,911	45,531	—	505	1,500
Total assets	91,201	101,144	90,185	91,833	96,519
Notes and interest payable	44,571	60,825	51,432	54,426	54,206
Stockholders’ equity	43,791	39,089	37,307	35,222	39,998
Book value per share	$31.52	$27.17	$25.93	$24.48	$26.42

IORI purchased four properties for a total of $21.0 million in 2003, and nine properties for a total of $46.5 million in 2000. IORI sold five properties for a total of $ 24.5 million in 2004, four properties for a total of $55.7 million in 2003, two properties for a total of $19.2 million in 2002, and seven properties for a total of $66.6 million in 2000. See ITEM 2. “PROPERTIES – Real Estate” and ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

The following table aggregates IORI‘s expected contractual obligations and commitments subsequent to December 31, 2004. (Dollars in thousands) See ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK-Liabilities” and NOTE 5. “NOTES AND INTEREST PAYABLE”.

	PAYMENTS DUE BY PERIOD
	(in thousands)
	2005	2006	2007	2008	2009	Thereafter	Total
Variable interest rate notes
Instrument’s maturities	$5,175	$3,542	$—	$—	$—	$—	$8,717

Instrument’s amortization	500	458	—	—	—	—	958
Interest	493	243	—	—	—	—	736

Fixed interest rate notes
Instrument’s maturities	—	1,371	—	2,083	—	25,536	28,990
Instrument’s amortization	771	730	717	750	742	1,966	5,676
Interest	2,337	2,204	2,093	2,006	1,852	3,947	14,439

Principal payments	6,446	6,101	717	2,833	742	27,502	44,341

Liquidity and Capital Resources

Cash and cash equivalents totaled $399,000, $58,000, and $10,000 at December 31, 2004, 2003 and 2002. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2005 due to increased interest income and increased rental rates and occupancy at its properties, however, if such excess does not prove to be sufficient to satisfy all IORI’s obligations as they mature, when necessary, management also may selectively sell income producing assets, refinance real estate and incur additional borrowings secured by real estate to meet cash requirements.

Net cash (used in) provided by operating activities was ($124,000) in 2004, $92,000 in 2003, and ($2.5) million in 2002. The primary factors affecting cash flow from operating activities are discussed in the following paragraphs.

Cash flow from property operations (rents collected less payments for property operating expenses) was $3.0 million in 2004, $4.8 million in 2003, and $3.4 million in 2002. The decrease of $1.8 million in 2004 from 2003 was primarily due to a decrease in rental income caused by sale of five properties during the year. The increase of $1.4 million in 2003 from 2002 was primarily due to a decrease in property operating expenses.

Interest collected was $2.4 million in 2004, $262,000 in 2003, and $291,000 in 2002. The significant increase in 2004 was due to the increase in notes receivable from sale of properties throughout 2004. The decrease in 2003 was due to the reduction of two notes from 2002, offset by funding of a new note in 2003.

Interest paid on notes payable was $3.9 million in 2004, $3.7 million in 2003, and $4.3 million in 2002. Of the decrease in 2003 from 2002, $300,000 was due to the sale of three commercial properties in 2003 and the sale of two commercial properties in 2002, and $300,000 was the effect of Metra refinancing in 2002 and the payments to Metra for its return on capital.

Advisory and net income fee paid to affiliate was $1.1 million in 2004, $451,000 in 2003, and $868,000 in 2002. The increase in 2004 from 2003 was due to $323,000 increase in net income fee and $269,000 increase in advisory fee incurred. The decrease in 2003 from 2002 was due to a decrease in advisory fees caused by the increase in the operating expenses over the specified limit. See NOTE 8. “ADVISORY AGREEMENT.”

General and administrative expenses paid was $562,000 in 2004, $785,000 in 2003, and $1.0 million in 2002. The decrease in 2004 from 2003 was primarily due to a decrease in legal expense and advisor cost reimbursement paid. The decrease in 2003 from 2002 was primarily due to a decrease in director insurance expense.

Net cash provided by investing activities was $1.8 million in 2004, $60,000 in 2003, and $6.8 million in 2002. Cash from investing activities increased in 2004 from 2003 due to less payments were made to the advisor and the affiliates. The cash increases were partially offset by less proceeds received from sale of real estate in 2004 than in 2003.

Net cash used in financing activities was $1.3 million in 2004, $104,000 in 2003, and $4.3 million in 2002. The increase of cash spending on financing activities in 2004 from 2003 was primarily due to repurchase of IORI common stock and more payments were made on notes payable in 2004.

Scheduled principal payments on notes payable of $6.5 million are due in 2005. For those mortgages that come due in 2005, it is management’s intent to either seek an extension of the due dates by one or more years, or refinance the debt on a long-term basis, or pay off the debt at maturity, or selectively sell income producing assets. Management believes it will continue to be successful in obtaining loan extensions and/or refinancings.

Management expects that funds from existing cash resources, selective sales of income producing assets, refinancing of real estate, and additional borrowings against real estate will be sufficient to meet IORI’s cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that IORI’s liquidity permits or financing sources are available, management intends to make new real estate investments.

IORI owned a 36.3% general partner interest in the Tri-City partnership until it was sold in 2002. IORI received a distribution of $25,000 in 2002 from Tri-City’s operating cash flow. In 2002, IORI received $752,000 as a distribution from the sales proceeds. IORI owns a 40% general partner interest in the NIA partnership. IORI received no distributions and made no contributions to the partnership in from 2002 to 2004. IORI owns a 10% limited partnership interest in the TCI Eton Square partnership. IORI received no distributions and made no contributions to the partnership from 2002 to 2004. See NOTE 4. “INVESTMENT IN EQUITY METHOD PARTNERSHIPS.”

IORI paid no dividends in 2004 and 2003. In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of IORI’s Common Stock. The non-payment decision was based on the Board determining that IORI needed to retain cash for acquisitions that were anticipated in 2001 and that IORI had no REIT taxable income that required a distribution. It is unlikely that IORI will pay any cash dividends for 2005.

In 2001, IORI repurchased 75,100 shares of Common Stock in a private block purchase for a total of $1.3 million. In 2004, IORI repurchased 49,600 shares of IORI Common Stock for a total cost of $791,327. Through December 31, 2004, a total of 268,404 shares had been repurchased at a cost of $2.7 million.

Management reviews the carrying values of IORI’s properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if the future cash flow from a property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property and visits to selected properties in the area and a review of (1) the property’s current rents compared to market rents, (2) the property’s expenses, (3) the property’s maintenance requirements and (4) the property’s cash flows.

Results of Operations

IORI reported a net income of $5.5 million in 2004, net income of $1.8 million in 2003, and net income of $2.1 million in 2002. Fluctuations in these and the other components of revenue and expense are discussed in the following paragraphs.

Rents were $5.9 million in 2004, $5.2 million in 2003 and $5.3 million in 2002. Rents in 2005 are expected to increase if IORI selectively buys properties.

Property operations expense was $3.1 million in 2004, $3.3 million in 2003, and $2.8 million in 2002. The slight decrease in 2004 from 2003 was due to a decrease in property taxes. The increase in 2003 from 2002 was due to an overall increase in various operating expenses including property taxes. Property operations expense is expected to increase in 2005 if IORI purchases more properties.

Interest income was $3.3 million in 2004, $626,000 in 2003, and $270,000 in 2002. The significant increase in 2004 from 2003 was due to additional interest earned from the additional notes receivable obtained from affiliates of IORI. The increase in 2003 from 2002 was due to interest income earned from the payment of the notes receivable on Rosedale Towers. Interest income is expected to increase in 2005 due to the increase in notes receivable during 2004.

Interest expense was $3.5 million in 2004, $1.4 million in 2003, and $1.5 million in 2002. The increase in 2004 from 2003 was due to increase in Metra net income, purchase of Parkway Centre and One Hickory Center in late 2003. Interest expense in 2005 is expected to decrease due to the retirement of four notes payable from sale of properties during 2004, however, it may possibly increase if IORI purchases additional properties in 2005.

Depreciation expense was $740,000 in 2004, $816,000 in 2003, and $748,000 in 2002. The decrease in 2004 from 2003 was due to sale of properties and fully depreciated tenant improvements in 2004. Depreciation expense in 2005 is expected to approximate 2004 and/or increase if IORI adds more properties.

Advisory fees to affiliates were $743,000 in 2004, $425,000 in 2003, and $714,000 in 2002. The increase in 2004 was due to decrease in the operating expenses which resulted in no refund from SWI for the cost reimbursement payment IORI had made to SWI during the year. See NOTE 8. “ADVISORY AGREEMENT.”

IORI paid net income fees to its contractual advisors of $453,000 in 2004, $130,000 in 2003, and $169,000 in 2002. The net income fee is based on 7.5% of IORI’s net income.

General and administrative expense was $563,000 in 2004, $779,000 in 2003, and $1.0 million in 2002. The decrease in 2004 from 2003 was primarily due to decrease in legal fees and advisor cost reimbursement. The decrease in 2003 from 2002 resulted from reduced director and officers insurance premiums.

Equity losses in partnerships were $3,000 in 2004 and $7,000 in 2003, and equity gains were $862,000 in 2002. The Tri-City partnership was dissolved in 2002, which resulted in equity gain in that year.

IORI realized gains on the sale of real estate of $5.5 million in 2004, $3.8 million in 2003, and $6.8 million in 2002. In 2004, the gains on sale of real estate derived from the sale of Akard and Yeager, Treehouse (San Antonio), and Frankel Land. In 2003, the gains on sale of real estate represent the gain on the sale of Mowry and La Mesa, commercial properties. In 2002, the gain on sale of real estate represents the gain from the sale of Daley Corporate Center.

IORI realized a loss on operations from discontinued operations of $89,000, $1.8 million, and $3.1 million in 2004, 2003 and 2002. The loss relates to the operating losses on two commercial properties, two residential properties, and a land property that IORI sold during 2004. The following table summarizes revenue and expense information for the properties sold.

	2004	2003	2002
Revenue
Rental Revenue	$1,771	$4,581	$5,101
Property operations	981	3,087	3,582

	790	1,494	1,519

Interest Income	—	462	—

Expenses
Interest	556	2,987	3,457
Depreciation	323	740	1,117

	879	3,727	4,574

Net loss from discontinued operations	(89)	(1,771)	(3,055)

Gain on sale of real estate	5,473	3,824	6,769
Equity in gain on sale of real estate by equity investees	—	—	383

Net income (loss) from discontinued operations	$5,384	$2,053	$4,097

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

Management is not aware of any environmental liability that would have a material adverse effect on IORI’s business, assets or results of operations.

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

Due to the completion of the tender offer by ARI on March 19, 2003, and the resulting concentration of ownership, IORI no longer met the requirement for tax treatment as a REIT as of January 1, 2003. IORI cannot re-qualify for tax treatment as a REIT for at least five years from that time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IORI’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the change in the market rates and prices and the affect of the changes on future operations. Market risk is managed by matching the property’s anticipated net operating income to an appropriate financing.

IORI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IORI’s interest rate sensitivity position is managed by IORI’s finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. IORI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IORI’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on IORI’s financial statements of refinancing fixed debt that matured during 2004 was not material. If market interest rates for variable rate debt average 100 basis points more in 2005 than they did during 2004, IORI’s interest expense would increase and income would decrease by $101,000. This amount is determined by considering the impact of hypothetical interest rates on IORI’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IORI’s financial structure.

The following table contains only those exposures that existed at December 31, 2004. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. (Dollars in thousands) See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Obligations and Commitments” and NOTE 5. “NOTES AND INTEREST PAYABLE”.

Liabilities

Notes payable
Variable interest rate-fair value	$1,639

	2005	2006	2007	2008	2009	Thereafter	Total
Instrument’s maturities	$5,175	$3,542	$—	$—	$—	$—	$8,717

Instrument’s amortization	500	458	—	—	—	—	958
Interest	493	243	—	—	—	—	736
Average rate	7.3%	7.0%	—	—	—	—

Fixed interest rate-fair value							$29,869

	2005	2006	2007	2008	2009	Thereafter	Total
Instrument’s maturities	—	1,371	—	2,083	—	25,536	28,990
Instrument’s amortization	771	730	717	750	742	1,966	5,676
Interest	2,337	2,204	2,093	2,006	1,852	3,947	14,439
Average rate	7.6%	7.5%	7.5%	7.5%	7.6%	6.3%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
Income Opportunity Realty Investors, Inc.

We have audited the accompanying consolidated balance sheet of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for year ended December 31, 2004. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules referred to above presents fairly, in all material respects, the information set forth therein.

Swalm & Associates, P.C.
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
Income Opportunity Realty Investors, Inc.

We have audited the accompanying consolidated balance sheet of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for year ended December 31, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audit provides a reasonable basis for our opinion.

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

Farmer, Fuqua, & Huff, P.C.
March 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
Income Opportunity Realty Investors, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flow of Income Opportunity Realty Investors, Inc. for the year ended December 31, 2002. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 17, Income Opportunity Realty Investors, Inc.’s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Income Opportunity Realty Investors, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Dallas, Texas
March 21, 2003

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(dollars in thousands,
	except per share)
Assets

Real estate held for investment	$34,988	$56,367
Less — accumulated depreciation	(3,620)	(6,002)

	31,368	50,365

Notes and interest receivable	54,911	45,531
Investment in real estate partnerships	604	607
Cash and cash equivalents	399	58
Receivables from affiliates	261	457
Other assets	3,658	4,126

	$91,201	$101,144

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable	$44,571	$60,825
Payables to affiliates	1,286	—
Other liabilities	1,553	1,230

	47,410	62,055

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding and 1,389,345 shares in 2004 and 1,438,945 shares in 2003	14	14
Paid-in capital	61,983	62,774
Accumulated deficit	(18,206)	(23,699)

	43,791	39,089

	$91,201	$101,144

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands, except per share)
Property revenue
Rents	$5,905	$5,224	$5,298

Property expense
Property operations	3,129	3,331	2,748

Operating income	2,776	1,893	2,550

Other income
Interest	3,325	626	270
Equity in income (loss) of equity partnerships	(3)	(7)	862
Recovery of loss provision on receivable from related party	—	1,569	—

	3,322	2,188	1,132

Other expense
Interest	3,491	1,354	1,457
Depreciation	740	816	748
Advisory fee to affiliate	743	425	714
Net income fee to affiliate	453	130	169
Provision for loss on receivable from related party	—	—	1,568
Provision for Asset Impairment	—	848	—
General and administrative	563	779	1,038

	5,990	4,352	5,694

Net income (loss) from continuing operations	108	(271)	(2,012)

Discontinued operations:

Income (loss) from operations	(89)	(1,771)	(3,055)
Gain on sale of real estate by equity investees	—	—	383
Gain on sale of operations	5,473	3,824	6,769

Net income (loss) from discontinued operations	5,384	2,053	4,097

Net income (loss)	$5,492	$1,782	$2,085

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)

Earnings per share
Net income (loss) from continuing operations	$0.08	$(0.19)	$(1.40)
Discontinued operations	3.87	1.43	2.85

Net income (loss)	$3.95	$1.24	$1.45

Weighted average shares of Common Stock used in computing earnings per share	1,389,345	1,438,945	1,438,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(dollars in thousands, except shares)
Balance, January 1, 2002	1,438,945	14	62,774	(27,566)	35,222

Net income	—	—	—	2,085	2,085

Balance, December 31, 2002	1,438,945	14	62,774	(25,481)	37,307

Net income	—	—	—	1,782	1,782

Balance, December 31, 2003	1,438,945	$14	$62,774	$(23,699)	$39,089
Repurchase of Common Stock	(49,600)	—	(791)	—	(791)
Net income	—	—	—	5,493	5,493

Balance, December 31, 2004	1,389,345	$14	$61,983	$(18,206)	$43,791

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cash Flows from Operating Activities
Rents collected	$8,106	$10,671	$10,554
Payments for property operations	(5,086)	(5,903)	(7,131)
Interest collected	2,413	262	291
Interest paid	(3,885)	(3,702)	(4,339)
Advisory and net income fee paid to affiliate	(1,110)	(451)	(868)
General and administrative expenses paid	(562)	(785)	(1,029)
Distributions from equity partnerships’ operating cash flow	—	—	25

Net cash provided by (used in) operating activities	(124)	92	(2,497)

Cash Flows from Investing Activities
Real estate improvements	—	—	(365)
Deposits on pending purchases and financings	—	—	—
Proceeds from sale of real estate	5,680	9,582	19,230
Distributions from equity partnership’s investing cash flow	—	—	752
Funding of note receivable (including $5,109 in 2002 to related party)	—	(1,567)	(7,109)
Collection of note receivable	—	—	500
Payments from (to) advisor and affiliates	(3,866)	(7,955)	(6,244)

Net cash provided by investing activities	1,814	60	6,764

Cash Flows from Financing Activities
Proceeds from notes payable	1,193	917	23,152
Payments on notes payable	(1,435)	(603)	(26,308)
Deferred financing costs	(316)	(418)	(1,167)
Retirement of Treasury Stock	(791)	—	—

Net cash used in financing activities	(1,349)	(104)	(4,323)

Net increase (decrease) in cash and cash equivalents	341	48	(56)
Cash and cash equivalents, beginning of year	58	10	66

Cash and cash equivalents, end of year	$399	$58	$10

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Reconciliation of net income (loss) to net cash used in operating activities
Net income	$5,492	$1,782	$2,085
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,392	2,165	1,867
Gain on sale of real estate	(5,473)	(3,824)	(7,152)
Impairment of asset	—	848	—
Equity in (income) loss of partnerships	3	2	(862)
Distributions from equity partnerships’ operating cash flow	—	—	25
Provision for loss	—	—	1,568
(Increase) decrease in interest receivable	(912)	(826)	5
(Increase) decrease in other assets	(781)	1	774
Increase (decrease) in interest payable	(168)	29	(9)
Increase (decrease) in other liabilities	323	(85)	(798)

Net cash (used in) provided by Operating activities	$(124)	$92	$(2,497)

Schedule of noncash investing and financing activities
Notes payable from purchase of real estate	$—	$18,687	$—

Notes payable assumed by buyer on sale of real estate	15,844	9,637	—
Notes receivable collected by affiliates	—	—	5,541
Notes receivable collected from affiliates	8,339	44,706	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. and consolidated entities were prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business. Income Opportunity Realty Investors, Inc. (“IORI”) is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. IORI invests in real estate through direct ownership, leases and partnerships and it also may invest in mortgage loans on real estate.

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

Recent accounting Pronouncements. SFAS No. 151 – In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 152 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.

SFAS No. 123 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 153 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.

Real estate held for investment and depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 2 to 40 years.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment sale, the cost recovery or the financing method, whichever is appropriate. See NOTE 2. “REAL ESTATE.”

Investment in noncontrolled partnerships. The equity method is used to account for investments in partnerships which IORI does not control. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the partnership’s operating income and any additional advances and decreased by a proportionate share of the partnership’s operating losses and distributions received.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the fair value was estimated using year end interest rates for mortgages with similar terms and maturities.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Earnings per share. Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share.” Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

NOTE 2. REAL ESTATE

In 2004, IORI sold the following properties:

			Sales	Net Cash	Debt	Gain/(Loss)
Property	Location	Sq.Ft.	Price	Received	Discharged	on Sale
Office Building
Akard Building	Dallas, TX	42,258 Sq.Ft.	$3,900	$2,007	$1,849	$427

Yeager Building	Chantilly, VA	60,060 Sq.Ft.	$7,600	$2,174	$5,230	$1,939

Residential Building
Treehouse (San Antonio)	San Antonio, TX	88,957 Sq.Ft.	$5,400	$1,437	$3,747	$3,091
Treehouse(Irving)	Irving, TX	153,072 Sq.Ft.	$7,500	—	$5,018	—

Land
Frankel Land	Midland County, TX	1 Acre	$63	$61	—	$16

Concentration of investment risk. IORI has a high concentration of investment risk on properties in the Southwest region of the United States. This risk includes, but is not limited to changes in local economic conditions, changes in real estate and zoning laws, increases in real estate taxes, floods, tornados and other acts of God and other factors beyond the control of management. In the opinion of management, this investment risk is partially mitigated by the diversification of property types in other geographical regions of the United States, management’s review of additional investments, acquisitions in other areas and by insurance.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by UHF for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a paydown of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a paydown of certain intercompany receivables.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from TCI to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Treehouse-IR from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Humble to NLP was assigned from ARI to IORI as a paydown of certain intercompany receivables.

On December 30, 2003, a Secured Promissory Note in the amount of $2,000,000 given by Humble to NLP was assigned from ARI to IORI as additional paydown of certain intercompany receivables.

On October 14, 2003, IORI purchased, sold, and conveyed an office building known as One Hickory Centre, and sold 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The remaining difference of which was as a result of prorations and various expenses paid by IORI in connection with the closing of the transaction. The note bears interest at 5.5% per annum. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various prorations. The note bears interest at 5.5% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand or if no demand is made prior thereto on June 30, 2006 with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bears interest at 5.5% per annum.

NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS

Investments in equity method partnerships consisted of the following:

	2004	2003
Nakash Income Associates (“NIA”)	402	341
TCI Eton Square, L.P. (“Eton Square”)	202	266

	$604	$607

IORI owns a 40% general partner interest in NIA. NIA’s only asset is a wraparound mortgage note receivable secured by a shopping center in Maulden, Missouri. TCI owns the remaining 60% general partner interest in NIA.

IORI also owns a 10% limited partner interest in Eton Square, which at December 31, 2004, owned the Eton Square Building in Tulsa, Oklahoma. TCI owns a 90% general partner interest in Eton Square.

Set forth below are summarized financial data for the partnerships accounted for using the equity method:

	2004	2003
Notes receivable	$902	$902
Real estate, net of accumulated depreciation ($2,146 in 2004 and $1,631 in 2003)	14,595	13,753
Other assets	(262)	(262)
Notes payable	(10,054)	(10,206)
Other liabilities	(2,154)	(677)

Partners’ capital	$3,027	$3,510

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

	2004	2003	2002
Rents	$1,365	$1,233	$2,981
Interest income	156	156	156
Interest expense	(739)	(685)	(1,119)
Property operations expense	(775)	(802)	(1,453)
Depreciation	(475)	(400)	(628)

Loss before gains on sale of real estate	(468)	(498)	(63)
Gain on sale	—	—	1,054

Net income (loss)	$(468)	$(498)	$991

IORI’s equity share of:

	2004	2003	2002
Income (loss) before gains on sale of real estate	$(3)	$(7)	$862	*
Gain on sale of real estate	—	—	383

Net income (loss)	$(3)	$(7)	$1,245

*	Includes the $1.3 million gain from the sale of IORI’s investment in Tri-City.

NOTE 5. NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

	2004		2003
	Estimated		Estimated
	Fair	Book	Fair	Book
	Value	Value	Value	Value
Notes payable	$42,444	$44,342	$60,930	$60,427

Interest payable		229		398

		$44,571		$60,825

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 5. NOTES AND INTEREST PAYABLE (Continued)

Scheduled notes payable principal payments are due as follows:

2005	$6,446
2006	6,101
2007	717
2008	2,833
2009	742
Thereafter	27,503

$44,342

Notes payable at December 31, 2004, bear interest at rates ranging from 4.48% to 9.56% and mature between 2005 and 2012. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $31.4 million. As indicated in the foregoing schedule, the book value of notes payable decreased $16.1 million in 2004 from 2003 due to retirement of notes payable resulting from sale of four properties during 2004. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Obligations and Commitments” and ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK-Liabilities”.

In April 2002, IORI sold all of its residential properties to partnerships controlled by Metra Capital, LLC (“Metra”). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, the 114 unit Sinclair, located in Midland, Texas, and the 106 unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a former director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. The sale constituted 23% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” IORI continues to report the assets and the new debt incurred by the Metra partnerships on the IORI financial statements. The debt on the properties totaled $21.4 million at the time of sale, and it bears interest at 7.57% per annum, requires monthly interest only payments of $135,000 and matures in May 2012. IORI also received $5.2 million of 8% non-recourse, non-convertible Series A Preferred Stock (“Preferred Shares”) of Innovo. The Treehouse property was subsequently sold to a non-related party in February 2004 and all of its debts have been repaid to the lenders at the time of sale.

The dividend on the Preferred Shares was to be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo was to have no obligation to cover any shortfall.

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

In 2004, IORI refinanced the following property:

					Net Cash
			Debt	Debt	Received/	Interest		Maturity
Property	Location	Sq.Ft./Acrs	Incurred	Discharged	(Paid)	Rate		Date
Office Building
Chuck Yeager	Chantilly, VA	60,060 Sq.Ft.	$5,500	$4,307	$1,193	5.25	%(1)	1/07

(1)	Variable rate.

NOTE 6. RELATED PARTY TRANSACTIONS

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by UHF for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a paydown of certain intercompany receivables due to IORI.

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a paydown of certain intercompany receivables due to IORI.

On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a paydown of certain intercompany receivables due to IORI.

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a paydown of certain intercompany receivables due to IORI.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from TCI to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Treehouse-IR from IORI.

On December 30, 2003, a Promissory Note in the amount of $6.3 million given by Humble to NLP was assigned from ARI to IORI. On December 30, 2003, a Promissory Note in the amount of $2.0 million given by Humble to NLP was assigned from ARI to IORI. These assignments were payments on certain intercompany receivables due to IORI.

On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of December 31, 2004.

	SWI	Regis I	ARI	TCI
Balance, December 31, 2003	302	(473)	$367	$261
Cash transfers	11,530		—	—
Cash repayments	(5,831)		(367)	—
Other additions	176	1,075	—	—
Other repayments	(7,463)	(602)	—	—

Balance, December 31, 2004	(1,286)	$—	$—	$261

Returns on Metra Properties. As described in Note 5, IORI sold all of its residential properties during 2002 to partnerships controlled by Metra. The partnership agreement for each of these partnerships states that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a fifteen percent cumulative compounded annual rate of return on their invested capital, as well as a cumulative annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these residential properties. These distributions to the Metra Partners are to have priority over distributions to any of the other partners.

NOTE 7. DIVIDENDS

While IORI was a REIT, dividends of $685,000 ($.45 per share) were paid in 2000. It was reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented capital gains.

In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of IORI’s Common Stock. The non-payment decision was based on the Board determining that IORI needed to retain cash for acquisitions that were anticipated in 2001 and that IORI had no REIT taxable income that required a distribution.

No quarterly dividends were declared or paid in 2004, 2003 or 2002. Management expects to pay no cash dividends in 2005.

NOTE 8. RENTS UNDER OPERATING LEASES

Operations include the leasing of office buildings. The leases thereon expire at various dates through 2012. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 2004:

2005	$1,134
2006	867
2007	638
2008	529
2009	176
Thereafter	446

$3,790

NOTE 9. ADVISORY AGREEMENT

SWI is 100% owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer, and Director of SWI, and is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for IORI.

Under the Advisory Agreement, SWI is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity and other investments. SWI is required to report quarterly to the Board on IORI’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to SWI by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals other than legal counsel. The Advisory Agreement provides that SWI shall be deemed to be in a fiduciary relationship to the stockholders and contains a broad standard governing SWI’s liability for losses incurred by IORI.

The Advisory Agreement provides for SWI to be responsible for IORI’s day-to-day operations and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of net income.

The Advisory Agreement also provides for SWI to receive an annual incentive sales fee. SWI or an affiliate of SWI is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. SWI or an affiliate of SWI is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan. SWI or an affiliate of SWI also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing of IORI’s properties. In addition, SWI receives reimbursement of certain expenses incurred by it, in the performance of advisory services for IORI.

The Advisory Agreement requires SWI or any affiliate of SWI to pay to IORI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IORI.

Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by SWI if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require SWI to refund $-0- of the 2004 annual advisory fee, $226,000 of the 2003 annual advisory fee, and $68,000 of the 2002 annual advisory fee.

Additionally, if management was to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of BCM would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. “PROPERTY MANAGEMENT,” Triad Realty Services, Ltd., an affiliate of BCM, provides property management services and, as discussed in NOTE 11. “REAL ESTATE BROKERAGE,” Regis Realty I, LLC., provided, on a non-exclusive basis, brokerage services.

SWI may assign the Advisory Agreement only with the prior consent of IORI.

NOTE 10. PROPERTY MANAGEMENT

Triad provides property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland. Triad subcontracted to Regis, which is owned by Highland, the property-level management and leasing of IORI’s five office buildings and the commercial property owned by Eton Square, until December 2002. Since January 1, 2003, Regis I, which is also owned by Highland, provided property management services. Regis was and Regis I is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 11. REAL ESTATE BROKERAGE

Regis also provided brokerage services on a non-exclusive basis until December 2002. Regis was and Regis I is entitled to receive a commission for property purchases and sales in accordance with a sliding scale of total brokerage fees to be paid by IORI.

NOTE 12. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to SWI/BCM and affiliates:

	2004	2003	2002
Fees
Advisory	$743	$425	$714
Net income	453	130	169
Commission on property sale	301	473	—
Mortgage brokerage and equity refinancing	518	547	262
Property & Construction Mgt. & Leasing Comm	120	323	0

	$2,135	$1,898	$1,145

Cost reimbursements	$78	$173	$246

NOTE 13. INCOME TAXES

For the year 2002, IORI elected and qualified to be treated as a Real Estate Investment Trust (“REIT”), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and as such, was not taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders. Due to the completion of the tender offer by ARI, an affiliate, and the resulting concentration of ownership, IORI no longer met the requirements for tax treatment as a REIT under the Code as of January 1, 2003, and is prohibited for re-qualifying for REIT status for at least five years.

IORI had net income for federal income tax purposes before the application of operating loss carryforwards in 2004, 2003 and 2002. Therefore, IORI recorded no provision for income taxes. IORI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships.

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to the deferred tax assets are presented below:

	December 31,
	2004	2003
Deferred tax assets
Basis difference in preferred stock	$1,542	$1,960
Accumulated Depreciation and amortization	284	449
Basis difference in Metra assets and liabilities	425	219
Other	182	—
Federal benefit of net operating loss carryforward	122	855

Deferred tax asset	2,555	3,483
Less valuation allowance	(2,555)	(3,483

Total deferred tax asset	—	—

Recognition of the benefits of the deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Therefore the Company has established a valuation allowance for deferred tax assets of approximately $2,555,000 and $3,483,000 as of December 31, 2004 and 2003.

In prior years the Company had losses, which resulted in net operating losses carryforwards for tax purposes amounting to approximately $321,000 at December 31, 2004 that may be offset against future taxable income. These carryforwards expire in 2021.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35%.

	2004	2003	2002
Federal income tax at statutory rate	1,922	623	730
State tax expense	100	41	110
Gain on sale differences	(1,261)	(243)	62
Other	(36)	(106)	282
Utilization of net operating loss carryforward	(725)	(315)	(1,184)

Income tax expense	—	—	—

Effctive income tax rate	0%	0%	0%

NOTE 14. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest and equity in partnerships totaling $3.3 million, $2.2 million, $1.1 million for 2004, 2003 and 2002, respectively. Expenses/(Gains) that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for loss, and provision for asset impairment totaling $1.8 million, $2.2 million, and $3.5 million for 2004, 2003 and 2002, respectively. Excluded from operating segment assets are assets of $59.5 million at December 31, 2004, $50.8 million at December 31, 2003, and $15.4 million at December 31, 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment.

		Commercial
2004	Land	Properties	Apartments	Total
Rents	$—	$1,244	$4,661	$5,905

Property operating expenses	—	673	2,456	3,129

Operating income (loss)	$—	$571	$2,205	$2,776

Depreciation	$—	$294	$446	$740
Interest	996	874	1,621	3,491
Real estate improvements	—	—	—	—
Assets	—	12,998	18,370	31,368

		Commercial
Property Sales	Land	Properties	Apartments	Total
Sales price	$63	$11,500	$12,900	$24,463

Cost of sale	47	9,134	9,809	18,990

Gain on sale	$16	$2,366	$3,091	$5,473

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 14. OPERATING SEGMENTS (Continued)

		Commercial
2003	Land	Properties	Apartments	Total
Rents	$—	$718	$4,506	$5,224

Property operating expenses	—	389	2,942	3,331

Operating income	$—	$329	$1,564	$1,893

Depreciation	$—	$456	$360	$816
Interest	—	217	1,137	1,354
Real estate improvements	—	494	—	494
Assets	44	22,105	28,216	50,365

	Commercial
Property Sales	Properties	Total
Sales price	$55,700	$55,700

Cost of sale	51,876	51,876

Gain on sale	$3,824	$3,824

		Commercial
2002	Land	Properties	Apartments	Total
Rents	$—	$778	$4,520	$5,298

Property operating expenses	—	360	2,388	2,748

Operating income	$—	$418	$2,132	$2,550

Depreciation	$—	$320	$428	$748
Interest	—	149	1,308	1,457
Real estate improvements	—	240	—	240
Assets	24,929	28,688	21,133	74,750

	Commercial
Property Sales	Properties	Total
Sales price	$19,230	$19,230

Cost of sale	12,461	12,461

Gain on sale	$6,769	$6,769

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 15. DISCONTINUED OPERATIONS

Effective January 1, 2002, IORI adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as “held-for-sale” on the balance sheet.

For 2004, 2003, and 2002, income (loss) from discontinued operations relates to two properties that IORI sold during 2002, four properties sold during 2003, and five properties sold during 2004. The following table summarizes revenue and expense information for these properties sold.

	2004	2003	2002
Revenue
Rental	$1,771	$4,581	$5,101
Property operations	981	3,087	3,582

	790	1,494	1,519
Interest Income	—	462	—

Expenses
Interest	556	2,987	3,457
Depreciation	323	740	1,117

	879	3,727	4,574

Net income (loss) from discontinued operations	(89)	(1,771)	(3,055)

Gain on sale of real estate	5,473	3,824	6,769
Equity in gain on sale of real estate by equity investees	—	—	383

Net income (loss) from discontinued operations	$5,384	$2,053	$4,097

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 16. QUARTERLY DATA

The following is a tabulation of quarterly results of operations for the years 2004, 2003 and 2002 (unaudited).

	Three Months Ended
2004	March 31	June 30	September 30	December 31
Rents	$1,448	$1,469	$1,428	$1,560
Property expense	842	764	902	621

Operating income	606	705	526	939

Interest income	598	605	1,017	1,105
Income (loss) in equity partnerships	(1)	11	(20)	7
Other expense	1,681	1,469	1,228	1,612

Net loss from continuing operations	(478)	(148)	295	439
Discontinued operations	3,131	466	15	1,772

Net income (loss)	$2,653	$318	$310	$2,211

Earnings per share
Net income (loss)	$1.91	$0.23	$0.22	$1.59

	Three Months Ended
2003	March 31	June 30	September 30	December 31
Rents	$1,319	$1,297	$1,321	$1,287
Property expense	670	729	873	1,059

Operating income	649	568	448	228
Recovery of A/R written off	—	1,569	—	—
Interest income	—	614	12	—
Income (loss) in equity partnerships	(15)	—	(13)	21
Other expense	1,086	1,747	969	550

Net loss from continuing operations	(452)	1,004	(522)	(301)
Discontinued operations	(546)	(372)	(455)	3,426

Net income (loss)	$(998)	$632	$(977)	$3,125

Earnings per share
Net income (loss)	$(0.69)	$0.44	$(.68)	$2.17

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 16. QUARTERLY DATA (Continued)

	Three Months Ended
2002	March 31	June 30	September 30	December 31
Rents	$1,271	$1,280	$1,444	$1,303
Property expense	557	618	854	719

Operating income	714	662	590	584

Interest income	37	310	185	(262)
Income (loss) in equity partnerships	(17)	48	60	771
Other expense	2,076	1,184	724	1,710

Net income (loss) from continuing operations	(1,342)	(164)	111	(617)
Discontinued operations	6,415	(723)	(1,352)	(243)

Net income (loss)	$5,073	$(887)	$(1,241)	$(860)

Earnings per share
Net income (loss)	$3.53	$(0.62)	$(0.86)	$(0.60)

In the first quarter of 2004, the Treehouse (San Antonio) Building was sold and $3.1 million gain on sale was recognized. In the second quarter of 2004, Treehouse (Irving) Building was sold and $150,000 deferred gain on sale was recognized. In the third quarter of 2004, Akard Building was sold and $427,000 gain on sale was recognized. In the fourth quarter of 2004, Frankel Land and Yeager Building were sold. $16,000 gain was recognized on the sale of Frankel Land, and $1.9 million gain was recognized on the sale of Yeager Building.

NOTE 17. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Olive Litigation. In February 1990, IORI, together with National Income Realty Trust, Continental Mortgage and Equity Trust, which subsequently merged with and into TCI, and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the “Settlement”) of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. (the “Olive Litigation”), relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the “Modification”), which was amended on January 27, 1997 by Amendment to the Modification effective January 9, 1994 (the “First Amendment”).

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 17. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY (Continued)

In October 2000, plaintiffs’ counsel asserted that a stock option agreement to purchase TCI shares (which was entered into by IORI and an affiliate of IORI, ARI, in October 2000 with an investment fund) breached a provision of the Modification. As a result of this assertion, IORI assigned all of its rights to purchase the TCI shares under this stock option agreement to ARI.

The Board believes that all provisions of the Settlement, the Modification and First Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling was appealed to the United States Court of Appeals for the Ninth Circuit by IORI and TCI.

On October 23, 2001, IORI, TCI and ARI jointly announced a preliminary agreement with the plaintiff’s legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement (the “Second Amendment”). Under the Second Amendment, the appeal was dismissed and ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding common shares of IORI and TCI not currently owned by ARI. At the time, IORI had the same board as TCI and the same advisor as TCI and ARI. Earl D. Cecil and Ted P. Stokely who served as Directors of IORI and TCI, were also directors of ARI.

On November 15, 2002, ARI commenced, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share was $17.50 for TCI shares and $19.00 for IORI shares. The tender offers were completed on March 19, 2003. ARI acquired 265,036 shares of IORI (which were subsequently contributed to a subsidiary and later acquired by SWI) and 1,213,226 TCI shares. The completion of the tender offer fulfilled the obligations under the Second Amendment and the Olive Litigation was dismissed with prejudice.

Liquidity. Management anticipates that IORI will generate excess cash from operations in 2005 due to increased rental rates and occupancy

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 17. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY (Continued)

at its properties, however, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management intends to selectively sell income producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

Other Litigation. IORI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

											Life on
											Which
											Depreciation
				Cost	Gross Amount			Accumu-			in Latest
		Initial Cost		Capitalized	Carried at End of Year(1)			lated	Date of		Statement
	Encum-		Building &	Subsequent to		Building &		Depreci-	Construc-	Date	of Operation
Property/Location	brances	Land	Improvements	Acquisition	Land	Improvements	Total	ation	tion	Acquired	is Computed
	(dollars in thousands)
Properties Held For Investment Apartments
Brighton Court, Midland, TX	$2,843	$339	$3,051	$—	$339	$3,051	$3,390	$344	1983	06/00	40 years
Del Mar, Midland, TX	2,725	324	2,919	—	324	2,919	3,243	328	1983	06/00	40 years
Enclave, Midland, TX	2,882	324	2,919	—	324	2,919	3,243	328	1983	06/00	40 years
Meridian, Midland, TX	4,502	1,138	4,553	—	1,138	4,553	5,691	569	1983	12/99	40 years
Signature Place, Midland, TX	2,410	265	2,388	—	265	2,388	2,653	269	1983	06/00	40 years
Sinclair Place, Midland, TX	2,054	221	1,990	—	221	1,990	2,211	224	1983	06/00	40 years

Office Buildings
2010 Valley View, Farmers Branch, TX	2,426	120	479	2,979	120	3,458	3,578	1,423	1998	09/97	5-40 years
Parkway Ctr, Farmers Branch, TX	1,631	333	3,511	—	333	3,511	3,844	88	1979	12/03	5-40 years

Industrial Warehouse
Eagle Crest, Farmers Branch, TX		2,129	1,906	—	2,129	1,906	4,035	47	—	12/03	5-40 years
Land
3 HickoryCtr, FarmersBranch, TX	—	2,804	—	296	3,100	—	3,100	—	—	—

	$21,473	$7,997	$23,716	$3,275	$8,293	$26,695	$34,988	$3,620

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

	2004	2003	2002
	(dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,	$56,367	$82,252	$95,190

Additions
Acquisitions and Improvements	—	15,365	677

Deductions
Retirements	—	—	(462)
Sale of real estate	(21,379)	(41,250)	(13,153)

Balance at December 31,	$34,988	$56,367	$82,252

Reconciliation of Accumulated Depreciation

Balance at January 1,	$6,002	$7,502	$7,875
Additions
Depreciation	1,063	1,552	1,867

Deductions
Retirements	—	—	—
Sale of real estate	(3,445)	(3,052)	(2,240)

Balance at December 31,	$3,620	$6,002	$7,502

SCHEDULE IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

	2004	2003	2002
	(dollars in thousands)
Balance at January 1,	$45,531	$—	$500

Additions
New mortgage loans	8,655	45,531	7,109
Interest receivable on mortgage loans	913	—	—

Deductions
Amounts charged off	(188)	—	(1,568)
Collections of principal by IORI	—	—	(500)
Collections of principal by affiliates	—	—	(5,541)

Balance at December 31,	$54,911	$45,531	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 1, 2003, the Board of Directors of the Company engaged Farmer, Fuqua & Huff, P.C. as the independent accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2003. During the Company’s two most recent fiscal years ended December 31, 2002 and any subsequent interim period, the Company did not consult with Farmer, Fuqua & Huff, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter. The engagement effective July 1, 2003 of Farmer, Fuqua & Huff, P.C. as a new independent accountant for the Company necessarily resulted in the termination or dismissal of the then principal accountant which audited the Company’s financial statements for the past two fiscal years ended December 31, 2001 and 2002, BDO Seidman, LLP. BDO Seidman, LLP made a fee proposal estimate the Company for 2003 which was greater than the fee proposal of Farmer, Fuqua & Huff, P.C. for the same work. During the Company’s two most recent fiscal years and any subsequent interim period through July 1, 2003, BDO Seidman, LLP’s report on the Company’s financial statements for those two years did not contain an adverse opinion or disclaimer of opinion, nor was such opinion qualified or modified as to uncertainty, audit scope or accounting principles, and no disagreement existed between the Company and BDO Seidman, LLP concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The decision to change accountants was approved by the then Audit Committee of the Board of Directors of the Company which then consisted of Messrs. Ted P. Stokely, Earl D. Cecil (who resigned as a director on February 29, 2004) and Martin L. White (who resigned as a director on March 15, 2004),

Effective June 1, 2004, Farmer, Fuqua & Huff, P.C. was engaged by the Audit Committees of two affiliates of the Company to serve as those entities’ independent accountant for the fiscal year ending December 31, 2004. By virtue of the other assignments for Farmer, Fuqua & Huff, P.C. with those affiliates of IOT, Farmer, Fuqua & Huff suggested that perhaps another firm should handle the audit of IOT’s financial statements for the fiscal year ending December 31, 2004 and in fact recommended Swalm & Associates, P.C. The approval of the engagement of Swalm & Associates, P.C. was given by the Audit Committee of the Board of Directors of IOT effective June 1, 2004, and a Current Report on Form 8-K for event occurring May 31, 2004 was filed with the Securities and Exchange Commission (the SEC). However, it was discovered that Swalm & Associates, P.C. had not completed the registration process with the Public Company Accounting Oversight Board (“PCAOB”). Accordingly, on June 17, 2004, the Audit Committee of the Board of Directors (consisting of Messrs. Allard, Jakuszewski and Larsen) re-engaged Farmer, Fuqua & Huff, P.C. as the independent accountants for the Company. During the short period of time of engagement of Swalm & Associates, P.C. (June 1, 2004 through June 17, 2004), Swalm & Associates, P.C. performed no work for the Company. In addition, during the Company’s two most recent fiscal years ended December 31, 2003, and any subsequent interim period through May 31, 2004, the Company did not consult with Swalm & Associates, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter.

On July 19, 2004, the Company received notification that Swalm & Associates, P.C.’s registration with the PCAOB had become effective. Effective July 22, 2004, the Audit Committee (consisting of Messrs. Allard, Jakuszewski and Larsen) of the Board of Directors re-engaged the Plano, Texas firm of Swalm & Associates, P.C. as the independent accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2004. The engagement effective July 22, 2004 of Swalm & Associates, P.C. as the independent accountant for the Company necessarily resulted in the termination or dismissal of the principal accountant which had audited the Company’s financial statements for the fiscal year ended December 31, 2003, Farmer, Fuqual & Huff, P.C. During the Company’s most recent fiscal year and any subsequent interim period, Farmer, Fuqua & Huff, P.C.’ report on the Company’s financial statements for that year did not contain an adverse opinion or disclaimer of opinion nor was such opinion qualified or modified as to uncertainty, audit scope or accounting principles, and no disagreement existed between the Company and Farmer, Fuqua & Huff, P.C. concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

IORI, under the supervision and with the participation of its management, including IORI’s Acting Principal Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of IORI’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, IORI’s Acting Principal Executive Officer and Principal Accounting Officer concluded that IORI’s disclosure controls and procedures were effective at December 31, 2004 to ensure that information relating to IORI and its consolidated subsidiaries required to be disclosed in IORI’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in IORI’s internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected or is reasonably likely to materially affect IORI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The affairs of IORI are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of IORI, the creation of certain Board committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers, and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignations of Henry A. Butler (July 1, 2003), Earl D. Cecil (February 29, 2004) and Martin L. White (March 15, 2004), as well as the election of Ken L. Joines as a director in July 2003, and independent directors, David E. Allard and Peter L. Larsen on February 20, 2004, and Robert A. Jakuszewski on March 16, 2004.

It is the Board’s objective that a majority of the Board consist of independent directors. For a director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with IORI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the American Stock Exchange listing rules. The independence guidelines are set forth in IORI’s “Corporate Governance Guidelines.” The text of this document has been posted on IORI’s internet website at http://www.incomeopp-realty.com and is available in print to any stockholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

IORI has adopted a code of conduct that applies to all Directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our code of conduct on our website by going to our website address at http://www.incomeopp-realty.com. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the AMEX on our website.

Our Board of Directors has adopted Charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at http://www.incomeopp-realty.com. You may also obtain a printed copy of the materials referred to by contacting us at the following address:

Income Opportunity Realty Investors, Inc.
Attn: Investor Relations
1755 Wittington Place, Suite 340
Dallas, Texas 75234
Telephone: 214-750-5800

     The Audit Committee of the Board of Directors is an “audit committee” for the purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The members of that Committee are David E. Allard (Chairman), Robert A. Jakuszewski and Peter L. Larsen. Mr. Allard, a member of the Audit Committee, is qualified as an “audit committee financial expert” within the meaning of SEC regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the AMEX.

All members of the Audit Committee, Compensation Committee, and the Governance and Nominating Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory, or compensatory fee from IORI or any of its subsidiaries other than their Director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of IORI or any of its subsidiaries, as defined by the Securities and Exchange Commission.

The current Directors of IORI are listed below, together with their ages, terms of service, all positions and offices with IORI or its advisor, SWI, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “Affiliated”, when used below with respect to a Director, means that the Director is an officer, director or employee of SWI or an officer of IORI. The designation “Independent” when used below with respect to a Director, means that the Director is neither an officer of IORI nor a director, officer or employee of SWI, although IORI may have certain business or professional relationships with the Director as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships.”

TED P. STOKELY: Age 71, Director (Affiliated) (since April 1990) and Chairman of the Board (since January 1995).

General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) of Eldercare Housing Foundation (“Eldercare”), a nonprofit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a nonprofit corporation; Director and Chairman of the Board of ARI (since November 2002); and Director (since April 1990) and Chairman of the Board (since January 1995) of TCI.

DAVID E. ALLARD: Age 46, Director (Independent) (Elected on February 20, 2004)

Chief Financial Officer (Since February 2005) of Digital Witness, a Dallas Texas based development stage software provider; Executive Vice President (April 2003 to February 2005) of Internet America, Inc., an internet access provider; Chief Operating Officer (2000 to 2002) of Primedia Workplace Learning, a workplace training business; Executive Vice President and Chief Financial Officer (1999 to 2000) of E-Train, a provider of online job training and seminars; Special Advisor (1998 to 1999) of Thayer Capital Partners; Chief Operating Officer (1997 to 1998) of Careertrack, Inc. a TCI Subsidiary; Senior Vice President and Vice President – Business Development (1995 to 1996) of Westcott Communications, Inc.; Partner (1985 to 1992) of Farmer and Allard, a CPA firm; Audit Manager/CPA (1983 to 1985) of Grant Thornton, a CPA firm; Audit Senior/CPA of Laventhol & Horwath, a CPA firm.

ROBERT A. JAKUSZEWSKI: Age 42, Director (Independent) (Elected March 22, 2004)

Vice President — Sales & Marketing of New Horizons Communications (since September 1998); Consultant for New Horizons Communications (January 1998 to August 1998); Regional Sales Manager of Continental Funding (May 1996 to July 1998); Territory Manager of Sigvaris Inc. (August 1992 to April 1996); Senior Sales Representative (Mead Johnson Nutritional Division, USPNG (January 1998 to July 1992); Sales Representative of Muro Pharmaceutical, Inc. (April 1986 to December 1987).

KEN L. JOINES: Age 37, Director (Affiliated) (since July 2003)

General Manager, Vice President, Secretary and Treasurer (since March 2001) of SWI, an administrative services company. Owner/Operator of Joines & Associates, a financial consulting company, subcontractor of Whitson Management Group (since September 1998). Financial consultant with Whitson Financial/Whitson Management Group (July 1996 – September 1998).

PETER L. LARSEN: Age 63, Director (Independent) (Elected on February 20, 2004).

Mr. Larsen has been involved in the commercial real estate industry since 1972; Senior Vice President — Acquisitions (1996 to 2002) of Tarragon Corporation (formerly Tarragon Realty Investors, Inc.) and its predecessors, a publicly-held real estate entity, the common stock of which is traded on the NASDAQ National Market; since 1992. Director of four non-profit corporations that own 545 apartment units and are overseeing the development of a Catholic Retirement Center in Coppell, Texas.

Board Committees

The Board of Directors held 12 meetings during 2004. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on February 20, 2003, and its function is to review IORI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the AMEX and IORI’s Corporate Governance Guidelines, are Messrs. Allard, Jakuszewski and Larsen. Mr. David E. Allard, a member of the Committee is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of IORI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The members of the Committee are Messrs. Larsen (Chairman), Allard and Jakuszewski.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on March 22, 2004, and selected Messrs. Larsen (Chairman), Allard and Jakuszewski as the members of such Committee.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Governance and
Nominating
	Audit Committee	Committee	Nominating Committee
Ted P. Stokley
David E. Allard	☑	☑	☑
Robert A. Jakuszewski	☑	☑	☑
Ken L. Joines
Peter L. Larsen	☑	☑	☑

During February 2004, the Board adopted it Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the AMEX. Pursuant to the Guidelines, the Board undertook its annual review of director independence, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and IORI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their affiliates and members of IORI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

Executive Officers

The following persons currently serve as executive officers of IORI: Mark Branigan, Executive Vice President – Multi-Family Construction; Louis J. Corna Executive Vice President – General Counsel/Tax Counsel and Secretary; and Robert N. Crouch II, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer. Their positions with IORI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with IORI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

MARK W. BRANIGAN: Age 50, Executive Vice President — Multi-Family Construction (since September 2004); Executive Vice President — Residential (June 2001 to September 2004); Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President – Director of Construction (August 1999 to August 2000) and Executive Vice President – Residential Asset Management (January 1992 to October 1997).

Executive Vice President – Multi-Family Construction (since September 2004); Executive Vice President – Residential (June 2001 to September 2004); Executive Vice President and Chief Financial Officer (August 2000 to June 2001); Vice President – Director of Construction (August 1999 to August 2000) of TCI, ARI and BCM; Director (September 2000 to June 2001) of TCI and ARI; Executive Vice President – Residential (since June 2003) of Prime and PIAMI; and Executive Vice President – Residential Asset Management

(January 1992 to October 1997) of American Realty Trust, Inc. (“ART”); Real Estate Consulting (November 1997 to July 1999).

LOUIS J. CORNA: Age 57, Executive Vice President – General Counsel/Tax Counsel and Secretary (as of February 2004), Executive Vice President — Tax (since October 2001), Executive Vice President, Chief Financial Officer and Tax Counsel (June 2001 to October 2001), and Senior Vice President - Tax (December 2000 to June 2001).

Executive Vice President – General Counsel/Tax Counsel and Secretary (as of February 2004), Executive Vice President — Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October 2001), and Senior Vice President — Tax (December 2000 to June 2001) of BCM, ARI and TCI; Private Attorney (January 2000 to December 2000); Vice President — Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; and Vice President — Taxes (July 1991 to February 1998) of Whitman Corporation.

ROBERT NEIL CROUCH II: Age 52, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since September 2004)

Mr. Crouch was Corporate Controller (from September 2002 to September 2004) of Apptricity Corporation, a small Dallas, Texas-based software development company; prior thereto (January 1999 to September 2002), he was Corporate Controller of Attenza, Inc., a Dallas, Texas web-based computer self-help company. Mr. Crouch has been a certified public accountant since 1981.

In addition to the foregoing officers, IORI has several vice presidents and assistant secretaries who are not listed herein.

Code of Ethics

IORI has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers, and employees (including those of the contractual Advisor to IORI. In addition, IORI has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer, and controller.

The text of these documents has been posted on IORI’s internet website at http://www.incomeopp-realty.com and are available in print to any stockholder who requests them.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, IORI’s Directors,

executive officers, and any persons holding more than ten percent of IORI’s shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and IORI is required to report any failure to file by these dates during 2002. All of these filing requirements were satisfied by IORI’s Directors and executive officers and ten percent holders. In making these statements, IORI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

SWI has served as IORI’s advisor since June 2003. SWI is 100% owned by Gene E. Phillips. Mr. Phillips is a Chairman, President, Chief Executive Officer, and a Director of SWI, and is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for IORI. Mr. Joines, a director of IORI since July 2003, is an officer and a director of SWI.

Under the Advisory Agreement, SWI is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity, and other investments. SWI is required to report quarterly to the Board on IORI’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to SWI by the Board.

The Advisory Agreement also requires prior approval of the Board for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that SWI shall be deemed to be in a fiduciary relationship to the stockholders; contains a broad standard governing SWI’s liability for losses by IORI; and contains guidelines for SWI’s allocation of investment opportunities as among itself, IORI and other entities it advises.

The Advisory Agreement provides for SWI to be responsible for the day-

to-day operations of IORI and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of IORI’s net income.

The Advisory Agreement also provides for SWI to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by IORI during the fiscal year exceeds the sum of: (1) the cost of each property as originally recorded in IORI’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate. However, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment, including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement, SWI or an affiliate of SWI is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (2) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition.

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

Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by SWI if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of IORI during the fiscal year. SWI was not required to refund any amount of the 2004 advisory fee paid under this provision.

Additionally, if management were to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of SWI is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under Property Management, IORI has hired Triad Realty Services, Ltd., an affiliate of BCM, to provide management for IORI’s properties and, as discussed below, under Real Estate Brokerage IORI has engaged Regis Realty I, LLC, a related party, on a non-exclusive basis to provide brokerage services for IORI. SWI may assign the Advisory Agreement only with the prior consent of IORI.

The directors and principal officers of SWI are set forth below.

Gene E. Philips:	Chairman, President, Chief Executive Officer, and Director

Ken L. Joines:	Vice President, Treasurer, Secretary, and Director

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to IORI at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services,

Inc. (“Highland”). Triad subcontracted the property-level management and leasing of 5 of IORI’s commercial properties to Regis, which is a company owned by Highland, until December 2002. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad, until December 2002. Beginning January 1, 2003, Regis I provides these services. The sole member of Regis I is Highland.

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

ITEM 11. EXECUTIVE COMPENSATION

IORI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of IORI, who are also officers or employees of PIAMI, a related party, are compensated by PIAMI. Such executive officers perform a variety of services for PIAMI and the amount of their compensation is determined solely by PIAMI. See ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor” for a more detailed discussion of the compensation payable to SWI/PIAMI.

The only remuneration paid by IORI is to the Directors who are not officers or directors of SWI. The Independent Directors (1) review the business plan of IORI to determine that it is in the best interest of the stockholders, (2) review the advisory contract, (3) supervise the performance of IORI’s advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) reviews the reasonableness of the total fees and expenses of IORI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

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

During 2004, $75,005 was paid to the Independent Directors in total Directors’ fees for all services including the annual fee for service during the period January 1, 2004, through December 31, 2004. Those fees by directors are as follows: Earl D. Cecil, $7,500 (who resigned on February 29, 2004); Martin L. White (who resigned on March 15, 2004) $7,500; Ted P. Stokely, $16,500; David E. Allard, $14,940; Peter L. Larsen, $14,690; and Robert A. Jakuszewski, $13,875.

Performance Graph

The following performance graph compares the cumulative total stockholder return on IORI’s shares of Common Stock with the Dow Jones US Total Market Index (“DJ Total Market Index”) and the Dow Jones Real Estate Investment Index (“DJ Real Estate Index”). The comparison assumes that $100 was invested on December 31, 1999, in IORI’s shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

INCOME OPPORTUNITY RLTY INVS
Dow Jones US Real Estate Index
Dow Jones US Composite Index
DOLLARS
400
350
300
250
200
150
100
50
0
12/31/1999
12/31/2000
12/31/2001
12/31/2002
12/31/2003
12/31/2004

| | 12/31/1999 | 12/31/2000 | 12/31/2001 | 12/31/2002 | 12/31/2003 | 12/31/2004 |
|---|---|---|---|---|---|---|
| INCOME OPPORTUNITY RLTY INVS | 100 | 159 | 356 | 369 | 304 | 314 |
| Dow Jones US Real Estate Index | 100 | 128 | 143 | 148 | 202 | 265 |
| Dow Jones US Composite Index | 100 | 91 | 80 | 62 | 81 | 91 |

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of IORI’s shares of Common Stock, both beneficially and of record, both individually and in the aggregate for those persons or entities known by IORI to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 18, 2005.

	Amount and
	Nature of	Approximate
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Class (1)
Syntek West, Inc. 1755 Wittington Place Suite 340 Dallas, Texas 75234	794,223	57.2%

Transcontinental Realty Investors, Inc.	345,728	24.9%

1800 Valley View Lane Suite 300 Dallas, Texas 75234

(1) Percentages are based upon 1,389,345 shares of Common Stock outstanding at March 18, 2005.

Security Ownership of Management. The following table sets forth the ownership of IORI’s shares of Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of IORI as of the close of business on March 18, 2005.

	Amount and
	Nature of		Approximate
	Beneficial		Percent of
Name of Beneficial Owner	Ownership		Class(1)
David E. Allard	-0-		0.0%

Ken L. Joines	794,223	(2)	57.2%

Henry A. Butler	345,728	(2)	24.9%

Robert N. Crouch II	-0-		0.0%

Louis J. Corna	345,728	(3)	24.9%

Sharon Hunt	345,728	(3)	24.9%

Mark W. Branigan	345,728	(3)	24.9%

Robert A. Jakuszewski	-0-		0.0%

Scott T. Lewis	345,728	(3)	24.9%

Peter L. Larsen	-0-		0.0%

Ted R. Munselle	345,728	(3)	24.9%

Gene E. Phillips	794,223	(2)	57.2%

Martin L. White	345,728	(3)	24.9%

All Directors and Executive Officers as a group (13 individuals)	1,139,951	(2)(3)	82.0%

(1)	Percentage is based upon 1,389,345 shares of Common Stock outstanding at March 18, 2005.

(2)	Includes 794,223 shares owned by SWI of which the directors and executive officers of SWI (Messrs. Joines and Phillips) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of SWI.

(3)	Includes 345,728 shares owned by TCI of which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of TCI. Each of the directors (Messrs. Butler, Munselle, Stokely, and White, and Mrs. Hunt) and executive officers (Messrs. Branigan, Corna, and Lewis) of TCI disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Board of Directors voted to retain BCM as IORI’s advisor. BCM is a company of which Messrs. Branigan and Corna serve as executive officers. Similarly, Messrs. Branigan and Corna serve as executive officers of Prime Income Asset Management, Inc. and Prime Income Asset Management, LLC, (“Prime”), the advisor to ARI and TCI since October 1, 2003. BCM and Prime are indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM or Prime, but serves as a representative of the trust, is indirectly involved in daily consultation with the officers of BCM and Prime and has significant influence over the conduct of BCM and Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for IORI. On June 30, 2003, BCM ended its advisory agreement with IORI. SWI has served as IORI’s advisor since July 2003. SWI is 100% owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer, and a Director of SWI, and is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for IORI.

Since February 1, 1991, affiliates of BCM have provided property management services to IORI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partner of Triad is Highland. Triad subcontracted the property-level management and leasing of five of IORI’s commercial properties to Regis, which is a company owned by Highland, until December 2002. Since January 1, 2003, Regis I provided this service.

Affiliates of BCM have also provided real estate brokerage services for IORI, on a non-exclusive basis, and received brokerage commissions in accordance with the brokerage agreement, until December 2002. Since January 1, 2003, Regis I provided this service.

Messrs. Mark W. Branigan and Louis J. Corna are employed by Prime, the sole member of which is PIAMI, which is owned by Realty Advisors, Inc. (79%) and SWI (21%). Messrs. Ken L. Joines and Robert N. Crouch II are employed by SWI. Messrs. Branigan and Corna, executive officer of IORI, also serve as executive officer of ARI and TCI, and accordingly, owe fiduciary duties to those entities, as well as to IORI. Mr. Joines is the President and Mr. Ted P. Stokely is the General Manager of Unified Housing Foundation, Inc., and they owe fiduciary duties to this entity as well as to IORI. Mr. Stokely, who serves as a director of ARI and TCI, owes fiduciary duties to TCI and ARI under applicable law.

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

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Treehouse-IR, a wholly-owned subsidiary of TCI, for $7.5 million for a reduction of intercompany debt in the amount of $2.4 million subject to mortgage lien in the amount of $5.1 million. Treehouse-IR owns the 153,072 sq. ft. Treehouse Apartments Building in Irving, Texas.

On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Parkway Corporation (“Parkway”), a wholly-owned subsidiary of TCI, for $4.0 million for reduction of intercompany debt in the amount of $2.4 million subject to mortgage lien in the amount of $1.6 million. Parkway owns the 28,374 sq. ft. Parkway Shopping Center in Dallas, Texas.

On December 30, 2003, a Promissory Note in the amount of $6.3 million given by Humble to NLP was assigned from ARI to IORI. On December 30, 2003, a Promissory Note in the amount of $2.0 million given by Humble to NLP was assigned from ARI to IORI. These assignments were payments on certain intercompany receivables due to IORI.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from TCI to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Treehouse-IR from IORI. The sale price of Treehouse-IR was $7.5 million.

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by UHF for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a paydown of certain intercompany receivables due to IORI.

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a paydown of certain intercompany receivables due to IORI.

On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a paydown of certain intercompany receivables due to IORI.

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC, to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a paydown of certain intercompany receivables due to IORI.

As more fully described in ITEM 2. “PROPERTIES—Real Estate,” IORI is a partner with TCI in Nakash Income Associates and TCI Eton Square, L.P. TCI owns 345,728 shares of Common Stock of IORI (approximately 24%).

In 2004, IORI paid SWI $743,000 in advisory fees, $250,000 in net income fees, $518,000 in mortgage brokerage and equity refinancing fees, and $120,000 in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors other than Regis. In addition, from time-to-time, advances were made between IORI and SWI, and they have not had specific repayment terms. At December 31, 2004, SWI had advanced to IORI $1.3 million, and IORI had advanced to TCI $261,000. See NOTE 6. “RELATED PARTY TRANSACTIONS” for more details.

Restrictions on Related Party Transactions

Article FOURTEENTH of IORI’s Articles of Incorporation provides that IORI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of IORI, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by IORI’s Board of Directors or the appropriate committee thereof and (b) IORI’s Board of Directors or committee thereof determines that such contract or transaction is fair to IORI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of IORI entitled to vote thereon. Article FOURTEENTH defines an “Independent Director” as one who is neither an officer or employee of IORI, nor a director, officer or employee of IORI’s advisor.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables sets forth the aggregate fees for professional services rendered to the Company for the years 2004 and 2003 by the Company’s principal accounting firms, BDO Seidman, LLP (January 2002 to June 2003), Farmer Fuqua & Huff, P.C. (July 1, 2003 to December 31, 2003 and January 1, 2004 to July 22, 2004) and Swalm & Associates, P.C. (July 22, 2004 to December 31, 2004):

Type of Fees	2004		2003
Audit Fees	$55,274	(a)	$53,507	(b)
Audit-Related Fees	0		0
Tax Fees	2,000	(a)	2,000	(b)
All Other Fees	0		0

Total Fees:	$57,274		$55,507

(a)	The amount of audit fees paid to Farmer, Fuqua & Huff, P.C. for January 1, 2004 to July 2, 2004, was $48,274; the amount of audit fees paid to Swalm & Associates, P.C. for July 22, 2004 through December 31, 2004 was $7,000. All tax fees for 2004 were paid to Farmer, Fuqual & Huff, P.C.

(b)	The amount of audit fees paid to BDO Seidman, LLP for January to June 2003 was $10,269; the amount of audit fees paid to Farmer, Fuqua & Huff, P.C. for July through December 2003 was $43,238. All tax fees for 2003 were paid to Farmer, Fuqua & Huff, P.C.

     All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid the principal auditors for services described in the above table fall under the categories listed below:

          Audit Fees. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagements.

          Audit-Related Fees. These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestation by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

          Tax Fees. These are for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and reviews of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

          All Other Fees. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to preapprove the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a preapproval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be preapproved. Consistent with the SEC rules establishing two different approaches to preapproving non-prohibited services, the Policy of the Audit Committee covers Preapproval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally preapproved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to preapprove services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Operations—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Financial Statements or the Notes thereto.

3.	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number	Description
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003, between Income Opportunity Realty Investors, Inc. and Syntek West, Inc., (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event reported July 1, 2003).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21.0*	Subsidiaries of the Registrant.

31.0*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.

32.0*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Income Opportunity Realty Investors, Inc.

Dated:	March 30, 2005	By:	/s/ Robert N. Crouch II

Robert N. Crouch II Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ted P. Stokely Ted P. Stokely	Chairman of the Board and Director	March 30, 2005

/s/ David E. Allard David E. Allard	Director	March 30, 2005

/s/ Robert A. Jakuszewski Robert A. Jakuszewski	Director	March 30, 2005

/s/ Ken L. Joines
Ken L. Joines	Director	March 30, 2005

/s/ Peter L. Larsen Peter L. Larsen	Director	March 30, 2005

/s/ Robert N. Crouch II Robert N. Crouch II	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)	March 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Income Opportunity Realty Investors, Inc.

Dated:	March 30, 2005	By:	/s/ Robert N. Crouch II

Robert N. Crouch II Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

Ted P. Stokely	Chairman of the Board and Director	March 30, 2005

	Director	March 30, 2005
David E. Allard

Robert A. Jakuszewski	Director	March 30, 2005

Ken L. Joines	Director	March 30, 2005

Peter L. Larsen	Director	March 30, 2005

Robert N. Crouch II	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)	March 30, 2005

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2004

Exhibit
Number	Description
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003, between Income Opportunity Realty Investors, Inc. and Syntek West, Inc., (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event reported July 1, 2003).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report Form 10-K for the year ended December 31, 2003).

21.0*	Subsidiaries of the Registrant.

31.0*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.

32.0*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith