Form 10-Q
period 2005-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-05-16
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number 001-14784

INCOME OPPORTUNITY REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	75-2615944 (I.R.S. Employer Identification No.)

1755 Wittington Place, Suite 340, Dallas, Texas (Address of Principal Executive Office)	75234 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	1,389,345 (Outstanding at April 30, 2005)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three months ended March 31, 2005, have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(dollars in thousands,
	except per share)
Assets
Real estate held for investment	$35,033	$34,988
Less—accumulated depreciation	(3,796)	(3,620)

	31,237	31,368

Related Party Notes and interest receivable	55,454	54,911
Investment in real estate partnerships	596	604
Cash and cash equivalents	214	399
Receivables from affiliates	261	261
Other assets	3,244	3,658

	$91,006	$91,201

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$44,372	$44,571
Payables to affiliates	1,523	1,286
Other liabilities	1,081	1,553

	46,976	$47,410

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 1,389,345 shares in 2005 and 2004	14	14
Paid-in capital	61,983	61,983
Accumulated deficit	(17,967)	(18,206)

	44,030	43,791

	$91,006	$91,201

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	(dollars in thousands, except per share)
	2005	2004
Property revenue
Rents	$1,529	$2,136
Property expense
Property operations (including $29 in 2005 and $32 in 2004 to affiliates and related parties)	821	1,211

Operating income	708	925

Other income (loss)
Interest	974	598
Equity in loss of equity partnerships	(9)	(1)

	965	597

Other expense
Interest	936	978
Depreciation	177	342
Advisory fee to affiliate	167	193
Net income fee to affiliate	12	215
General and administrative	142	270

	1,434	1,998

Net income (loss) from continuing operations	239	(476)

Discontinued operations:
Loss from discontinued operations	—	(128)
Gain on sale of operations	—	3,257

	—	3,129

Net income	$239	$2,653

Earnings (loss) per share
Net income (loss) from continuing operations	$0.17	$(0.33)
Discontinued operations	—	2.17

Net income	$0.17	$1.84

Weighted average common shares used in computing earnings per share	1,389,345	1,438,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(dollars in thousands)
Balance, January 1, 2005	1,389,345	$14	$61,983	$(18,206)	$43,791

Net income	—	—	—	239	239

Balance, March 31, 2005.	1,389,345	$14	$61,983	$(17,967)	$44,030

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities
Net income/(loss)	$239	$2,653
Reconciliation of net income (loss) to net cash used by operating activities
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	246	347
Gain on sale of real estate	—	(3,257)
Loss of equity partnerships	9	1
(Increase) decrease in interest receivable	(543)	209
Decrease (Increase) in other assets	298	(129)
(Decrease) Increase in interest payable	(125)	17
(Decrease) Increase in other liabilities	(473)	245

Net cash provided by (used in) operating activities	(349)	86

Cash Flows from Investing Activities
Proceeds from sale of real estate	—	1,437
Advances from (payments to) advisor	238	(2,081)

Net cash provided by (used in) investing activities	238	(644)

Cash Flows from Financing Activities
Payments on notes payable	$(74)	$(586)
Proceeds on notes payable	—	1,193
Deferred financing costs	—	5

Net cash provided by (used in) financing activities	(74)	612

Net increase in cash and cash equivalents	$(185)	$54
Cash and cash equivalents, beginning of period	399	58

Cash and cash equivalents, end of period	$214	$112

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$978	$1,107

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2004 have been reclassified to conform to the 2005 presentation.

NOTE 2. REAL ESTATE

For the quarter ended March 31, 2005, IORI did not sell any properties.

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

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by Unified Housing Foundation, Inc. (“UHF”) for Unified Housing of Parkside Crossing, LLC to Regis Realty I, LLC (“Regis I”) and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a paydown of certain intercompany receivables.

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

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Housing for Seniors of Humble, LLC (“Humble”) to NLP Lakeshore Villas, LLC (“NLP”) was assigned from American Realty Investors, Inc. (“ARI”) to IORI as a paydown of certain intercompany receivables.

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

NOTE 4. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

Related Party. On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor without interest, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. From time-to-time, IORI and its affiliates and related parties have made unsecured advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI’s financial statements as other assets. At March 31, 2005 and 2004, IORI held a receivable of $261,000 from TCI. IORI had payables of $1.5 million and $1.3 million to SWI at March 31, 2005 and December 31, 2004, respectively. See also NOTE 6. “RELATED PARTY TRANSACTIONS”.

NOTE 5. NOTES AND INTEREST PAYABLE

In April 2002, IORI sold all of its residential properties to partnerships controlled by Metra Capital, LLC (“Metra”). These properties include: the 60 unit Brighton Court, the 92 unit Del Mar, the 68 unit Enclave, the 280 unit Meridian, the 57 unit Signature, the 114 unit Sinclair, located in Midland, Texas, and the 106 unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a former director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. The sale constituted 23% of the total assets of IORI as of December 31, 2001. The sales price for the properties totaled $26.2 million. IORI received $5.4 million in cash after the payoff of $16.1 million in debt and various closing costs. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” IORI continues to report the assets and the new debt incurred by the Metra partnerships on the IORI financial statements. The debt on the properties totaled $21.4 million at the time of sale, and it bears interest at 7.57% per annum, requires monthly interest only payments of $113,000 and matures in May 2012. IORI also received $5.2 million of 8% non-recourse, non-convertible Series A Preferred Stock (“Preferred Shares”) of Innovo. The Treehouse property was subsequently sold to a non-related party in February 2004 and all of its debts have been repaid to the lenders at the time of sale. See also ITEM 1. “LEGAL PROCEEDINGS” in PART II. “OTHER INFORMATION” concerning resolution of other litigation and a reduction of liabilities of $1,476,000.

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

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of March 31, 2005.

	SWI	TCI
Balance, December 31, 2004	(1,286)	$261
Cash transfers	553	—
Cash repayments	(592)	—
Other additions	—	—
Other repayments	(198)	—

Balance, March 31, 2005	(1,523)	$261

Returns on Metra Properties. As described in Note 5, IORI sold all of its residential properties during 2002 to partnerships controlled by Metra. The partnership agreement for each of these partnerships states that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a fifteen percent cumulative compounded annual rate of return on their invested capital, as well as a cumulative annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these residential properties. These distributions to the Metra Partners are to have priority over distributions to any of the other partners. See also ITEM 1. “LEGAL PROCEEDINGS” in PART II. “OTHER INFORMATION” concerning resolution of other litigation and a reduction of liabilities of $1,476,000.

NOTE 7. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest and equity in partnerships totaling $965,000 and $579,000 for 2005 and 2004, respectively. Expenses that are not reflected in the segments are general and administrative expenses, advisory fees, and net income fees totaling $321,000 and $678,000 for 2005 and 2004, respectively. Excluded from operating segment assets are assets of $59.8 million at March 31, 2005 and $52.8 million at March 31, 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income and assets of each operating segment.

Three Months Ended	Commercial
March 31, 2005	Properties	Apartments	Total
Rents	$322	$1,207	$1,529
Property operating expenses	211	610	821

Operating income (loss)	$111	$597	$708

Depreciation	$66	$111	$177
Interest	326	389	936
Real estate improvements	45	—	45
Assets	12,979	18,258	31,237

Three Months Ended		Commercial
March 31, 2004	Land	Properties	Apartments	Total
Rents	$—	$722	$1,414	$2,136
Property operating expenses	—	388	823	1,211

Operating income (loss)	$—	$334	$591	$925

Depreciation	$—	$188	$154	$342
Interest	325	324	329	978
Real estate improvements	—	—	—	—
Assets	44	21,917	26,149	48,110

NOTE 8. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.

Revenue, fees and cost reimbursements to its advisors and affiliates for the three months ended:

	For the Three Months
	Ended March 31,
	2005	2004
Fees
Advisory	$167	$193
Net income	12	215
Property and construction management and leasing commission	29	32

	$208	$440

Cost reimbursements	$19	$19

NOTE 9. DISCONTINUED OPERATIONS

Effective January 1, 2002, IORI adopted Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, IORI is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. No property was sold during the three months ended March 31, 2005. The following table summarizes revenue and expense information for the properties sold.

	For the Three Months
	Ended March 31,
	2005	2004
Revenue
Rental	$—	$168
Property Operations	—	172

Operating (loss)/income	—	(4)

Expenses
Interest	—	119
Depreciation	—	5

Total expenses	—	124

Net (loss)/income from discontinued operations before gains on sale of operations	—	(128)

Gain on sale of operations	—	3,257

Net income from discontinued operations	$—	$3,129

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that IORI will generate excess cash from operations in 2005 due to increased rental rates and occupancy at its properties, however, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

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

IORI’s allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and IORI’s assessment of its ability to meet its lease or interest obligations. IORI’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions. Typically, IORI’s notes receivable are collateralized by income producing real estate. IORI had notes receivable of $55.5 million at March 31, 2005 and $54.9 million at December 31, 2004.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2005 were $214,000, compared with $399,000 at December 31, 2004. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from property sales, interest earned on notes receivable, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2005 due to increased rental receipts at its properties, however, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

The Company reported net income of $239,000 for the three months ended March 31, 2005, which included the following changes: depreciation and amortization of $246,000, decreases in other assets of $298,000, increases in interest receivable of $543,000, decreases in interest payable of $125,000, loss on equity partnership of $9,000, and decreases in other liabilities of $473,000. Net cash used in operating activities amounted to $349,000 for the three months ended March 31, 2005. During the quarter ended March 31, 2005, the decrease in other liabilities was primarily due to a decrease in prepaid property taxes and the decrease in other assets was primarily due to a decrease in deposits and accounts receivable. Net cash provided by investing activities of $238,000 was the advances from SWI. Net cash used in financing activities of $74,000 was the payments on notes payable.

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

Results of Operations

For the first quarter of 2005, IORI had a net income of $239,000 as compared to $2.7 million for the corresponding period in 2004, The net income in 2004 was boosted by the gain on sale of a property totaling $3.3 million. No property was sold in 2005. Fluctuations in components of revenue and expense between the 2005 and 2004 periods are discussed below.

Rents for the first quarter of 2005, decreased to $1.5 million versus $2.1 million in the corresponding period in 2004. The decrease in 2005 from 2004 was primarily due to sale of properties throughout 2004. Rental income during the remaining periods of 2005 is expected to increase if IORI purchases more properties.

Property operations expense was $821,000 in 2005 versus $1.2 million in 2004. Property operations expense is expected to increase during the remaining quarters of 2005 if IORI purchases more properties.

Interest income was $974,000 in 2005 versus $598,000 in 2004. The increase in 2005 from 2004 was due to additional interest earned from the additional notes receivable obtained from affiliates of IORI. Interest income is expected to exceed the previous year in the remaining quarters of 2005 due to the increase in notes receivable during 2004.

Interest expense was $936,000 in 2005 versus $978,000 in 2004. The decrease in 2005 from 2004 was primarily due to the retirement of four notes payable from sale of properties during 2004.

Depreciation expense was $177,000 in 2005 versus $342,000 in 2004. The decrease in 2005 from 2004 was due to sale of properties and fully depreciated tenant improvements in 2004.

Advisory fee to affiliate was $167,000 in 2005 versus 193,000 in 2004. The decrease in 2005 from 2004 was due to changes in gross assets, the basis of the fee. See NOTE 8. “ADVISORY FEES.”

IORI paid a net income fee of $12,000 in 2005. The net income fee is based on 7.5% of IORI’s net income.

General and administrative expense was $142,000 in 2005 versus $270,000 in 2004. The decrease in 2005 from 2004 was primarily due to a decrease in property insurance and rental expense.

Related Party Transactions

Historically, IORI, ARI, Regis I, and TCI have each engaged in and may continue to engage in business transactions, including real estate partnerships with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI, ARI, Regis I, and TCI as could have been obtained from unrelated third parties.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first quarter of 2005 and the first quarter of 2004; therefore, it recorded no provision for income taxes.

At March 31, 2005, IORI had a net deferred tax asset of $2.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At March 31, 2005, IORI’s exposure to a change in interest rates on its debt is as follows:

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Wholly-owned debt:
Variable rate	$10,133	7.87%	$101

Total decrease in IORI’s annual
Net income			$101

Per share			$0.07

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, IORI carried out an evaluation, under the supervision and with the participation of IORI’s management, including IORI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of IORI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, IORI’s Acting Principal Executive Officer and principal accounting officer concluded that IORI’s disclosure controls and procedures are effective in timely alerting him to material information relating to IORI (including its consolidated subsidiaries) required to be included in IORI’s periodic SEC filings.

(b)	There have been no significant changes in IORI’s internal controls or in other factors that could significantly affect IORI’s internal controls subsequent to the date IORI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and IORI’s 2004 Form 10-K, referred to herein, contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws. These statements concern the intent, belief or expectations of IORI’s officers with respect to IORI’s ability to lease its properties, tenant’s ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on IORI and its tenants, competition within the real estate industry or those industries in which its tenants operate, and changes in federal, state and local legislation. For example: Some of IORI’s tenants may not renew expiring leases and IORI may be unable to locate new tenants to maintain the historical occupancy rates of the properties; rents which IORI can achieve at its properties may decline; tenants may experience losses and become unable to pay rents; and IORI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in IORI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond IORI’s control. Forward looking statements are only expressions of IORI’s present expectations and intentions. Forward looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward looking statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Innovo Realty, Inc. On August 10, 2004, three entities, including the Company, instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Herbert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management, Inc., Defendants. Plaintiffs’ complaint alleges that a former director of American Realty Investors, Inc. (“ARI”), and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or are controlled by, the former director of ARI. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as prepayment of a preferred return, along with a delegation of management to another entity, and a motion to dismiss the action as a part of the resolution. Of the payment, the Company will recognize expense of $56,000 and reduction of $1,476,000 in liabilities during the second quarter of 2005.

Sunset Management LLC. On October 5, 2004, Sunset Management LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc., Basic Capital Management, Inc., Prime Income Asset Management, Inc., Prime Income Asset Management LLC, Income Opportunity Realty Investors, Inc., United Housing Foundation (“United”), Regis Realty, Inc., Transcontinental Realty Investors, Inc. and Transcontinental Realty Investors, Inc.’s current directors and officers and others. Sunset’s complaint filed as Case No. 304CV02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al., raises a number of allegations previously raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants on November 8, 2004 filed a Motion to Dismiss the case pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exceptions for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders. One of the individual Defendants also filed on January 4, 2005 a Motion to Disqualify Sunset’s Counsel. On January 4, 2005, Defendants filed a Motion to Stay Discovery and for Protective Order, which Motion was granted on March 30, 2005 by the issuance of an Order by the Court granting the Motion for Protective Order and staying all discovery in the action pending further Order of the Court, if appropriate, following the Court’s ruling on the Defendants’ Motion to Dismiss. The Sunset complaint makes no real allegations against the Company and seeks no specified relief against the Company. The Sunset complaint does allege that as of March 1, 2003, Transcontinental Realty Investors, Inc. owned 24% of the stock of the Company, and that “all of the defendants have in their various capacities breached fiduciary duties to” Transcontinental Realty Investors, Inc.

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of time covered by this Report, the Company did not repurchase any of its equity securities. The following table sets forth a summary by month for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the program specified below:

			Total Number of Shares	Maximum Number
			Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet be Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1-31, 2005	—	$—	—	—
February 1-28, 2005	—	—	—	—
March 1-31, 2005	—	—	—	—

Total	—	$—	—	31,596

(a)	On September 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 300,000 shares of our common stock. This repurchase program has no termination date.

Item 6. Exhibits.

     The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit No.	Exhibit Designation
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 13, 2005	By:	/s/ Robert N. Crouch II

Robert N. Crouch II Executive Vice President, Chief Financial Officer, and Acting Principal Executive Officer

INCOME OPPORTUNITY REALTY INVESTORS, INC.

EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2005

Exhibit		Page
Number	Description	Number
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.