Form 10-K/A
period 2004-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-06-03
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14784

Income Opportunity Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2615944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1755 Wittington Place, Suite 340, Dallas, Texas	75234
(Address of prinicpal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code 214-750-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on June 30, 2004, was approximately $2,424,000. At March 31, 2005, the issuer had outstanding approximately 977,004 shares of par value $0.01 Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

AMENDMENT NO. 1 TO
ANNUAL REPORT ON FORM 10-K FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.

     The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing:

•	Page 32 – Report of BDO Seidman, LLP dated March 21, 2003, should have acknowledged that it was except for Notes 15 and 16, which were as of March 31, 2005; the page has been corrected as noted on the attached substituted page. The change is made to correct inadvertently-omitted material, but has no effect upon any of the financial information contained in the financial statements which remain unchanged.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.

     Date: June 1, 2005.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
By:	/s/ R. Neil Crouch, II
R. Neil Crouch, II, Executive Vice President
and Chief Financial Officer and Acting Principal Executive Officer

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

BDO SEIDMAN, LLP

Dallas, Texas
March 21, 2003 (except for Notes 15 and 16 which are as of March 31, 2005)

32