Form 10-K/A
period 2004-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-06-08
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14784

Income Opportunity Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2615944

(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

1755 Wittington Place, Suite 340, Dallas, Texas	75234

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code	214-750-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

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

      The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,034,394 based upon a total of 298,844 shares held as of June 30, 2004 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value. As of March 18, 2005, there were 1,389,345 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

AMENDMENT NO. 2 TO
ANNUAL REPORT ON FORM 10-K FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.

      The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing:

•	Cover Page – Amendment No. 1 contained incorrect outstanding share information; the page has been corrected as noted on the Cover Page to this Amendment.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.

      Date: June 7, 2005.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
By:	/s/ R. Neil Crouch, II
R. Neil Crouch, II, Executive Vice President
and Chief Financial Officer and Acting Principal Executive Officer

1