Form 10-Q
period 2005-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-08-19
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2005
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒.
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	4,168,035 (Outstanding at July 31, 2005)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The accompanying Consolidated Financial Statements as of and for the three months ended June 30, 2005, have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.
INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
		(Restated)
	(dollars in thousands,
	except per share)
Assets

Real estate held for investment	$35,068	$34,988
Less—accumulated depreciation	(3,969)	(3,620)

	31,099	31,368

Related Party Notes and interest receivable	55,627	54,911
Investment in real estate partnerships	577	604
Cash and cash equivalents	442	399
Receivables from affiliates	-0-	261
Other assets	3,016	3,905

	$90,761	$90,638

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable	$42,700	$44,571
Payables to affiliates	2,461	1,248
Other liabilities	1,001	1,529

	46,162	$47,348

Commitments and contingencies

Minority Interest	475	-0-
Stockholders’ Equity:
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 4,168,035 shares in 2005 and 1,389,345 shares in 2004	42	14
Paid-in capital	61,955	61,983
Accumulated deficit	(17,873)	(18,707)

	44,124	43,290

	$90,761	$90,638

These are the restated numbers which reflect corrections for the discontinued operations, the issuance of 3-for-1 stock dividends and the accounting error related to a deferral of operating income and/or expense. See “NOTE 1. BASIS OF PRESENTATION”.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(dollars in thousands, except per share)
	2005	2004	2005	2004
		(Restated)		(Restated)
Property revenue:
Rents	$1,613	$1,022	$3,142	$2,917
Property expense:
Property operations (including $44 in 2005 and $78 in 2004 to affiliates and related parties)	825	449	1,646	1,606

Operating income	788	573	1,496	1,311

Other income (loss):
Interest	984	605	1,958	1,203
Recovery of accounts receivable written off	—	—	—	—
Equity in income (loss) of equity partnerships	(19)	11	(28)	10

	965	616	1,930	1,213

Other expense:
Interest	562	750	1,498	1,802
Depreciation	173	116	350	386
Advisory fee to affiliate	170	201	337	393
Net income fee to affiliate	55	30	67	245
General and administrative (including $36 in 2005 and $36 in 2004 to affiliates and related parties)	199	179	341	446

	1,159	1,276	2,593	3,272

Net income (loss) from continuing operations	594	(87)	833	(748)

Discontinued operations:
Income/(loss) from discontinued operations	—	4	—	(78)
Gain on sale of operations	—	417	—	3,674

	—	421	—	3,596

Net income	$594	$334	$833	$2,848

Earnings (loss) per share:
Net income (loss) from continuing operations	$0.14	$(0.02)	$0.20	$(0.17)
Discontinued operations	—	0.10	—	0.83

Net income	$0.14	$0.08	$0.20	$0.66

Weighted average common shares used in computing earnings per share	4,168,035	4,316,835	4,168,035	4,316,835

These are the restated numbers which reflect corrections for the discontinued operations, the issuance of 3-for-1 stock dividends and the accounting error related to a deferral of operating income and/or expense. See “NOTE 1. BASIS OF PRESENTATION”.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(dollars in thousands)

Balance, January 1, 2005 (Restated)	1,389,345	$14	$61,983	$(18,707)	$43,290

Common Stock Dividends	2,778,690	28	(28)	—	—

Net income	—	—	—	833	833

Balance, June 30, 2005	4,168,035	$42	$61,955	$(17,874)	$44,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2005	2004
		(Restated)
	(dollars in thousands)
Cash Flows from Operating Activities
Net income/(loss)	$833	$2,848
Reconciliation of net income (loss) to net cash used by operating activities
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	482	636
Gain on sale of real estate	—	(3,674)
Loss (gain) on equity partnerships	28	(11)
Increase in interest receivable	(543)	(317)
Decrease (Increase) in other assets	232	(1,876)
Increase in interest payable	45	15
(Decrease) increase in other liabilities	(553)	231

Net cash provided by (used in) operating activities	524	(2,148)

Cash Flows from Investing Activities
Proceeds from sale of real estate	—	3,444
Advances from (payments to) advisor and affiliates	1,436	(2,057)

Net cash provided by (used in) investing activities	1,436	1,387

Cash Flows from Financing Activities
Payments on notes payable	$(1,917)	$(462)
Proceeds on notes payable	—	1,193
Deferred financing costs	—	90

Net cash (used in) provided by financing activities	(1,917)	821

Net increase in cash and cash equivalents	$43	$60
Cash and cash equivalents, beginning of period	399	58

Cash and cash equivalents, end of period	$442	$118

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,727	$2,232
Note receivable from sale of real estate	—	2,990
The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Dollar amounts in tables are in thousands, except per share amounts.
Certain balances for 2004 have been reclassified to conform to the 2005 presentation in order to properly account for the discontinued operations, the issuance of 3-for-1 stock dividends, and the correction of the accounting error in the financial statements related to formation of certain partnerships with Metra Capital LLC in April 2002, which error evolved in the establishment of the process relating to accounting for a deferral of operating income or expense from the properties in question until the sale of the applicable property; the error correction necessitates the changes described below:
•	Decrease in interest expense by $15,000 for the three months ended June 30, 2004.

•	Decrease in advisory fee by $1,000 for the three months ended June 30, 2004.

•	Increase in interest expense by $125,000 for the six months ended June 30, 2004.

•	Decrease in advisory fee by $2,000 for the six months ended June 30, 2004.
NOTE 2. REAL ESTATE
The following tables compare properties sold during the second quarter ended in 2005 and 2004.
For the second quarter ended June 30, 2005, IORI did not sell any properties.
For the second quarter ended June 30, 2004, IORI sold the following properties:

			Sales	Net Cash	Debt	Gain
Property	Location	Units/Sq.Ft.	Price	Received	Discharged	on Sale

Apartment Building
Treehouse (1)	Irving, TX	160 Units	$8,017	($498)	$5,018	$-	(2)
Commercial Building
Akard Plaza	Dallas, TX	42,258 Sq.Ft.	$3,900	$2,007	$1,849	$417

(1)	Property sold to TCI, a related party, for assumption of debt and a note receivable, less $498,000 in cash paid.

(2)	Excludes a $56,000 deferred gain from a related party sale.
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

NOTE 4. RECEIVABLE FROM AND PAYABLE TO AFFILIATES
Related Party. On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor without interest, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. From time-to-time, IORI and its affiliates and related parties have made unsecured advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI’s financial statements as other assets. IORI had payables of $2.4 million and $1.3 million to Syntek West, Inc. (“SWI”), $22,000 and $-0- to Prime Income Asset Management, Inc. (“Prime”), and receivables of $-0- and $261,000 from Transcontinental Realty Investors, Inc. (“TCI”) at June 30, 2005 and December 31, 2004, respectively. See also NOTE 6. “RELATED PARTY TRANSACTIONS”.
NOTE 5. NOTES AND INTEREST PAYABLE
In April 2002, the Company transferred all of its residential properties to partnerships formed with Metra Capital LLC (“Metra”). The properties included the 60-unit Brighton Court, the 92-unit Del Mar, the 68-unit Enclave, the 280-unit Meridian, the 57-unit Signature, and the 114-unit Sinclair, all located in Midland, Texas, and the 106-unit Treehouse located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. A former director of American Realty Investors, Inc. (“ARI”), a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. The transfer constituted 23% of the total assets of the Company as of December 31, 2001. The transfer price for the properties totaled $26.2 million, of which the Company received $5.3 million in cash after the payment of $15.9 million in debt and various closing costs. Management determined to account for the transaction as a refinancing transaction (rather than a sale) in accordance with SFAS 66 “Accounting for Sales of Real Estate.” At the time of the transaction in April 2002, ARI was a related party to the Company by virtue of ARI’s subsidiaries’ ownership of approximately 28.5% of the then outstanding common stock of the Company, and the fact that ARI and the Company had the same persons as executive officers. The compensation price for the properties transferred totaled $26.2 million and possible additional contingent consideration depending upon the sale price of the properties by the Metra partnerships. The Company also received $5.2 million in value of 8% non-recourse, non-convertible preferred stock of Innovo. Based upon the prospect of additional consideration, ultimate continued involvement through the preferred stock and the related-party nature of the former ARI director’s involvement, as well as the Company retaining a right to approve the price of any ultimate sale by a Metra partnership of the properties, and a process by which the Company effectively guaranteed a preferential return to the Metra investors, management determined that the transaction must be classified as a financing transaction and not a sale. The Company continued to be able to exert control over the Metra partnerships, and no sale was recorded. The Treehouse property was subsequently sold to a non-related party in February 2004, and all of its debts have been repaid to the lenders at the time of the sale. During August 2004, certain entities, including the Company, instituted an action in a Texas state court against Innovo and Metra and others over the process, as well as distribution questions. During April 2005, a resolution of the litigation occurred settling all liabilities remaining from the original partnership arrangements which included a return of the Metra investor equity, prepayment of prospective asset management fees and miscellaneous fees and transaction costs from the Company and the other plaintiffs as a payment of the Preferential Return along with the delegation of management to another entity. Of the payment made, the Company has recognized expense of $56,000 and a reduction of $1,476,000 in liabilities during the second quarter of 2005.
NOTE 6. RELATED PARTY TRANSACTIONS
Prior to the time of settlement with Metra in April 2005 as mentioned in “NOTE 5. NOTES AND INTEREST PAYABLE,” IORI had been under a contractual agreement to pay a management fee, a cumulative annual amount of .5% of the average outstanding balance of the mortgage indebtedness secured by the properties, each to Metra and Innovo. Per the settlement, IORI’s obligation to pay the management fee to Metra has been delegated to Prime. ARI, TCI, and IORI acquired Innovo whose name was changed to Midland Odessa Properties, Inc. (“MOPI”). ARI paid $475,000 to acquire from IORI an additional 9.05% ownership of MOPI, which reduced IORI’s ownership interest in MOPI to 19.9%.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of June 30, 2005.

	SWI	Prime	ARI	TCI

Balance, December 31, 2004	$(1,248)	$—	$—	$261
Cash transfers	5,112	—	475	—
Cash repayments	(5,863)	—	—	(261)
Other additions	—	—	—	—
Other repayments	(440)	(22)	(475)	—

Balance, June 30, 2005	$(2,439)	$(22)	$—	$—

NOTE 7. OPERATING SEGMENTS
Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest and equity in partnerships totaling $965,000 and $1.9 million for the three and six months ended June 30, 2005, and $616,000 and $1.2 million for the three and six months ended June 30, 2004. Expenses that are not reflected in the segments are general and administrative expenses, advisory fees, and net income fees totaling $404,000 and $725,000 for the three and six months ended June 30, 2005, and $411,000 and $1.1 million for the three and six months ended June 30, 2004. Excluded from operating segment assets are assets of $59.7 million at June 30, 2005 and $57.4 million at June 30, 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.
Presented below is the operating income and assets of each operating segment.

Three Months Ended	Commercial
June 30, 2005	Properties	Apartments	Total

Rents	$374	$1,239	$1,613
Property operating expenses	215	610	825

Operating income (loss)	$159	$629	$788

Depreciation	$112	$61	$173
Interest	143	190	562
Real estate improvements	36	—	36
Assets	12,952	18,147	31,099

Six Months Ended
June 30, 2005

Rents	$696	$2,446	$3,142
Property operating expenses	426	1,220	1,646

Operating income (loss)	$270	$1,226	$1,496

Depreciation	$127	$223	$350
Interest	469	579	1,498
Real estate improvements	—	—	—
Assets	12,952	18,147	31,099

Three Months Ended
June 30, 2004		Commercial
(Restated)	Land	Properties		Apartments		Total

Rents	$—	$126	*	$896		$1,022	*
Property operating expenses	—	--	*	449		449	*

Operating income (loss)	$—	$126	*	$447		$573	*

Depreciation	$—	$47	*	$69		$116	*
Interest	244	173	*	333	*	750	*
Real estate improvements	—	—		—		—
Assets	44	18,458		18,592		37,094

Six Months Ended
June 30, 2004
(Restated)

Rents	$—	$607	*	$2,310		$2,917	*
Property operating expenses	—	334	*	1,272		1,606	*

Operating income (loss)	$—	$273	*	$1,038		$1,311	*

Depreciation	$—	$163	*	$223		$386	*
Interest	569	431	*	802	*	1,802	*
Real estate improvements	—	—		—		—
Assets	44	18,458		18,592		37,094

*	These are the restated numbers which reflect corrections for the discontinued operations, the issuance of 3-for-1 stock dividends and the accounting error related to a deferral of operating income and/or expense. See “NOTE 1. BASIS OF PRESENTATION”.
NOTE 8. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.
Revenue, fees and cost reimbursements to its advisors and affiliates for the six months ended:

	For the Six Months
	Ended June 30,
	2005	2004
		(Restated)

Fees
Advisory	$337	$393
Net income	67	245
Property and construction management and leasing commission	44	78

	$448	$716

Cost reimbursements	$36	$36

NOTE 9. DISCONTINUED OPERATIONS
Effective January 1, 2002, IORI adopted Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, IORI is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. No property was sold during the six months ended June 30, 2005. The following table summarizes revenue and expense information for the properties sold.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenue	2005	2004	2005	2004

Rental	$—	$1,076	$—	$1,485
Property Operations	—	639	—	865

Operating income	—	437	—	620

Expense
Interest	—	262	—	447
Depreciation	—	174	—	251

Total expenses	—	436	—	698

Net gain from discontinued operations before gains on sale of operations	—	1	—	(78)

Gain on sale of operations	—	417	—	3,674

Net income/(loss) from discontinued operations	$—	$418	$—	$3,596

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
IORI’s allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and IORI’s assessment of its ability to meet its lease or interest obligations. IORI’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions. Typically, IORI’s notes receivable are collateralized by income producing real estate. IORI had notes receivable of $55.6 million at June 30, 2005 and $54.9 million at December 31, 2004.
Liquidity and Capital Resources
Cash and cash equivalents at June 30, 2005 were $442,000, compared with $399,000 at December 31, 2004. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from asset sales, interest earned on notes receivable, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2005 due to increased rental receipts at its properties; however, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.
The Company reported net income of $833,000 for the six months ended June 30, 2005, which included the following changes: depreciation and amortization of $482,000, decreases in other assets of $232,000, increases in interest receivable of $543,000, increases in interest payable of $45,000, loss on equity partnership of $28,000, and decreases in other liabilities of $553,000. Net cash provided by operating activities amounted to $524,000 for the six months ended June 30, 2005. During the six months ended June 30, 2005, the decrease in other liabilities was primarily due to a decrease in accrued property taxes and the decrease in other assets was primarily due to a decrease in deposits, deferred borrowing costs, and accounts receivable. Net cash provided by investing activities of $1.2 million was the advances from SWI and the repayments from TCI. Net cash used in financing activities of $1.9 million was the payments on notes payable.
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
Results of Operations
IORI had net income of $594,000 for the three months ended June 30 2005, and net income of $833,000 for the six months ended June 30, 2005, as compared to net income of $334,000 and $2.8 million for the corresponding periods in 2004. The net income in 2004 included gains on sale of real estate totaling $3.7 million whereas no property was sold in 2005. Fluctuations in components of revenue and expense between the 2005 and 2004 periods are discussed below.
Rents in the three and six months ended June 30, 2005 were $1.6 million and $3.1 million versus $1.0 million and $2.9 million in the corresponding periods in 2004. Rental income during the remaining periods of 2005 is expected to increase if IORI purchases more properties.
Property operations expense in the three and six months ended June 30, 2005 were $825,000 and $1.6 million versus $449,000 and $1.6 million in the corresponding periods in 2004. The decreases in 2005 were primarily due to the sale of three properties in 2004. Property operations expense is expected to increase during the remaining quarters of 2005 if IORI purchases more properties.
Interest income in the three and six months ended June 30, 2005 was $984,000 and $2.0 million versus $605,000 and $1.2 million in the corresponding periods in 2004. The increase in 2005 from 2004 was due to additional interest earned from the additional notes receivable obtained from affiliates of IORI. Interest income is expected to exceed the previous year in the remaining quarters of 2005 due to the increase in notes receivable during 2004.
Interest expense in the three and six months ended June 30, 2005 was $562,000 and $1.5 million versus $750,000 and $1.8 million in the corresponding periods in 2004. The decrease in 2005 from 2004 was primarily due to the retirement of four notes payable from sale of properties during 2004.
Depreciation expense in the three and six months ended June 30, 2005 was $173,000 and $350,000 versus $116,000 and $386,000 in the corresponding periods in 2004. The decrease in 2005 from 2004 was due to sale of properties and fully depreciated tenant improvements in 2004.
Advisory fee to affiliate in the three and six months ended June 30, 2005 was $170,000 and $337,000 versus $201,000 and $393,000 in the corresponding periods in 2004. The decrease in 2005 from 2004 was due to changes in gross assets, the basis of the fee. See NOTE 8. “ADVISORY FEES.”
Net income fee to affiliate was $67,000 for the six months ended June 30, 2005. Net income fee is based on 7.5% of IORI’s net income.
General and administrative expense in the three and six months ended June 30, 2005 was $199,000 and $341,000 versus $179,000 and $446,000 in the corresponding periods in 2004. The decrease in 2005 from 2004 was primarily due to a decrease in property insurance and rental expense.
Related Party Transactions
Historically, IORI, ARI, Regis Realty I, LLC (“Regis I”), and TCI have each engaged in and may continue to engage in business transactions, including real estate partnerships with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI, ARI, Regis I, and TCI as could have been obtained from unrelated third parties.
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
Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had a loss for federal income tax purposes in the second quarter of 2005 and a loss for federal income tax purposes after the use of net operating loss carryforwards in the second quarter of 2004; therefore, it recorded no provision for income taxes.
At June 30, 2005, IORI had a net deferred tax asset of approximately $1.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
At June 30, 2005, IORI’s exposure to a change in interest rates on its debt is as follows:

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Wholly-owned debt:
Variable rate	$9,425	8.23%	$94

Total decrease in IORI’s annual
Net income			$94

Per share			$0.02

ITEM 4. CONTROLS AND PROCEDURES
Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005, except as described in the following paragraph that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
However, the Company and its accountants identified a control deficiency in its internal controls over financial reporting as of April 2002 which continued undetected through March 2005, which constituted a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The material weakness related to the Company’s accounting for the “Metra” transaction in April 2002, which included a deferral of operating income and/or expense until the time of ultimate sale of a property to an independent third party purchaser. As a result, an error was discovered that affected the consolidated balance sheet, consolidated statement of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for 2002 and subsequent periods. The amounts for 2002 were not material, but the amounts for 2003 were material which causes the need for correction of the 2003 financial statements. Management undertook exhaustive efforts to obtain relevant financial records to support the correction of error as of June 30, 2005 and concluded that the financial statements were improperly stated for such periods. In response to the material weakness, Management
     (i) is continuing to re-evaluate its control procedures with the assistance of an outside consulting firm that specializes in internal control procedures,
     (ii) has concluded that at a minimum, Management will, beginning August 1, 2005, review all material historical transactions and supporting documents that could have a continuing impact upon any current reporting periods,
     (iii) will review quarterly on a sampling basis non-material historical transactions that are included in financial statements for any current reporting period,
     (iv) will continue the process of reviewing all current transactions included in current reporting period financial statements, and
     (v) believes that the transaction involving the error was uniquely complex and is not likely to be repeated, but Management is working with its outside consultant for guidance about other possible control procedures to ensure that in the future, errors will be detected and material misstatement of annual or interim financial statements will be prevented.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Innovo Realty, Inc. On August 10, 2004, three entities, including the Income Opportunity Realty Investors, Inc. (the “Company”), instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Herbert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management, Inc., Defendants. The Plaintiffs’ complaint alleges that a former director of American Realty Investors, Inc. (“ARI”), and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or are controlled by, the former director of ARI. During April 2005, a resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements, which included a return of investor equity, prospective asset management fees and miscellaneous fees and transaction costs from the Company and the other Plaintiffs as payment of a Preferred Return, along with the delegation of management to another entity. Of the payment, the Company has recognized a settlement expense of $56,000, and a reduction of $1,476,000 in liabilities during the second quarter of 2005.
There have been no material developments in other previously reported items of litigation during the quarter ended June 30, 2005. The ownership of property and provision of services to the public as tenants entails an inherent risk of liability, although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) During the period of time covered by this Report, the Company did not repurchase any of its equity securities. The following table sets forth a summary by month for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the program specified below:

Total Number of
			Shares	Maximum Number
			Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet be Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(1)
April 1-30, 2005	¯	$ ¯	¯	¯
May 1-31, 2005	¯	¯	¯	¯
June 1-30, 2005	¯	¯	¯	¯

Total	¯	$ ¯	¯	31,596

(1)	On September 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 300,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS
     The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit No.	Exhibit Designation
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).
3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. 1350.

*Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Date: August 15, 2005	By:	/s/ Robert N. Crouch II
Robert N. Crouch II
Executive Vice President, Chief Financial Officer, and Acting Principal Executive Officer

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2005

Exhibit		Page
Number	Description	Number

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.