Form 10-K/A
period 2003-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-09-07
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-14784
Income Opportunity Realty Investors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-2615944

(State or other jurisdiction of	(IRS Employer Identification
Incorporation or organization)	Number)

1755 Wittington Place, Suite 340, Dallas, Texas	75234

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, including area code 214-750-5800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,198,758 based upon a total of 298,844 shares held as of June 30, 2003 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value. As of March 19, 2004, there were 1,438,945 shares of common stock outstanding.
Documents Incorporated by Reference:
NONE

AMENDMENT NO. 1 TO
ANNUAL REPORT ON FORM 10-K FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.
     The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing (this Amendment No. 1 is necessary by virtue of an identified accounting error in the financial statements related to formation of certain partnerships with Metra Capital LLC in April 2002, which error evolved in the establishment of the process relating to accounting for a deferral of operating income or expense from the properties in question until the sale of the applicable property; the error correction necessitates the changes described below):
•	Page 16 – Item 6. “Selected Financial Data.” The table under this subcaption has been replaced based upon changes in the financial statements described below with respect to the years 2003 and 2002.

•	Pages 17-24 – Item 7. “Management’s Discussion and Analysis of Results of Operations.” This item has been amended to conform the appropriate references to the financial statement changes described below.

•	Pages 25-59 – Item 8. “Financial Statements and Supplementary Data.” The Reports of Independent Registered Public Accounting Firms (pages 26-27) have been updated for a subsequent review. The consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows (pages 28-33) and Notes to Consolidated Financial Statements (pages 34-56) have been revised in the following respects:
—	Increase in interest expense by $458,000 from a reported $2,105,000 to $2,563,000.

—	Decrease in advisory fee by $1,000 from a reported $425,000 to $424,000.

—	Decrease in net income fee by $21,000 from a reported $130,000 to $109,000.

—	Increase in total “other expense” by $436,000 from a reported $5,486,000 to $5,922,000.

—	Decrease in net income by $436,000 from a reported $1,782,000 to $1,346,000.

—	Decrease in net income per share by $0.30 from a reported $1.24/sh to $0.94/sh.

—	Increase in receivable from affiliates by $22,000 from a reported $457,000 to $479,000.

—	Decrease in other assets by $73,000 from a reported $4,126,000 to $4,053,000.

—	Decrease in total assets by $51,000 from a reported $101,144,000 to $101,093,000.

—	Increase in other liabilities by $385,000 from a reported $1,230,000 to $1,615,000.

—	Increase in accumulated deficit by $436,000 from a reported $23,699,000 to $24,135,000.
Such changes are necessitated on the basis of an accounting error relating to the Metra Transactions described in Notes 5 and 6 to the consolidated financial statements.
•	Page 60 – Item 9A – This item has been revised to disclose the identification of a control deficiency in internal controls over financial reporting as of April 2002 which continued through March 2005, which was an error in the recordation of an April 2002 transaction.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.
Date: September 7, 2005.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

By:	/s/ R. Neil Crouch, II

R. Neil Crouch, II, Executive Vice President and Chief Financial Officer and Acting Principal Executive Officer

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share)
	(Restated)
EARNINGS DATA
Rents	$7,814	$7,739	$7,322	$10,737	$15,968
Property expense	4,560	3,819	3,701	5,605	6,768

Operating income	3,254	3,920	3,621	5,132	9,200

Interest income	626	270	194	319	29
Gain on sale of real estate		—	—		1,525
Income (loss) from equity partnerships	(7)	862	(9)	(61)	148
Recovery of A/R written off	1,569	—	—	—	—
Other expense	5,922	6,983	5,273	9,569	9,580

Net income (loss) from continuing operations	(480)	(1,931)	(1,467)	(4,179)	1,322

Discontinued operations	1,826	4,016	(1,995)	20,973	—

Net income (loss)	$1,346	$2,085	$(3,462)	$16,794	$1,322

PER SHARE DATA
Net income (loss)	$.94	$1.45	$(2.32)	$11.03	$.87

Dividends per share	$—	$—	$—	$.45	$.60

Weighted average common shares outstanding	1,438,945	1,438,945	1,493,675	1,522,510	1,527,386

	As of December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share)
	(Restated)
BALANCE SHEET DATA
Real estate held for investment, net	$50,365	$74,750	$87,315	$86,277	$86,542
Notes and interest receivable, net	45,531	—	505	1,500	—
Total assets	101,093	90,185	91,833	96,519	91,185
Notes and interest payable	60,825	51,432	54,426	54,206	62,852
Stockholders’ equity	38,653	37,307	35,222	39,998	23,991
Book value per share	$26.86	$25.93	$24.48	$26.42	$15.69
IORI purchased four properties for a total of $21.0 million in 2003, nine properties for a total of $46.5 million in 2000, and one property for $5.4 million in 1999. IORI sold four properties for a total of $55.7 million in 2003, two properties for a total of $19.2 million in 2002, seven properties for a total of $66.6 million in 2000, and one property for $3.2 million in 1999. See ITEM 2. “PROPERTIES – Real Estate” and ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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
The following table aggregates IORI‘s expected contractual obligations and commitments subsequent to December 31, 2003. (Dollars in thousands.)

	PAYMENTS DUE BY PERIOD
	(in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total
Variable interest rate notes
Instrument’s maturities	$6,272	$—	$8,553	$—	$—	$—	$14,825

Instrument’s amortization	556	513	540	—	—	—	1,609
Interest	880	814	722	—	—	—	2,416

Fixed interest rate notes
Instrument’s maturities	—	—	1,228	—	2,078	35,910	39,216
Instrument’s amortization	566	606	565	510	523	2,006	4,776
Interest	2,398	1,970	1,936	1,903	1,835	5,798	15,840

Principal payments	7,394	1,119	10,886	510	2,601	37,916	60,426
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
Cash flow from property operations (rents collected less payments for property operating expenses) was $4.8 million in 2003, $3.4 million in 2002, and $6.0 million in 2001. In 2003, the increase of $1.4 million was primarily due to a decrease in property operating expenses. Of the decrease in 2002 from 2001, $1.7 million was due to the sale of two office buildings in 2002 and $900,000 was due to decreased occupancies at IORI’s commercial properties.
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
Advisory and net income fee paid to affiliate was $451,000 in 2003, $868,000 in 2002, and $1.1 million in 2001. The decrease in 2003 from 2002 was due to a lower advisory fee charged by a new advisor (SWI) and a lower net income fee incurred. The decrease in 2002 from 2001 was due to a decrease in gross assets. See NOTE 8. “ADVISORY AGREEMENT.”
General and administrative expenses paid was $785,000 in 2003, $1.0 million in 2002, and $1.6 million in 2001. The decrease in 2003 from 2002 was primarily due to a decrease in director insurance expense. The decrease in 2002 from 2001 was due to decreases in franchise taxes paid.
IORI made improvements to its properties totaling $0 in 2003, $365,000 in 2002, and $3.5 million in 2001.
IORI received cash of $0 in 2003, $500,000 in 2002, and $1.0 million in 2001 from mortgage receivable principal payments, and net cash of $547,000 in 2003, $22.9 million in 2002, and $14.1 million from refinancings in 2001. In 2003, $603 million was expended in principal payments on mortgage debt, $26.3 million was expended in 2002, and $14.8 million was expended in 2001.
Liquidity and Capital Resources
Scheduled principal payments on notes payable of $7.4 million are due in 2004. For those mortgages that come due in 2003, it is management’s intent to either seek an extension of the due dates by one or more years, or refinance the debt on a long-term basis, or pay off the debt at maturity, or selectively sell income producing real estate. Management believes it will continue to be successful in obtaining loan extensions and/or refinancings.

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
IORI owned a 36.3% general partner interest in the Tri-City partnership. IORI received a distribution of $25,000 in 2002, $18,000 in 2001, and $25,000 in 2000 from Tri-City’s operating cash flow. In 2002, IORI received $752,000 as a distribution from the sales proceeds. IORI owns a 40% general partner interest in the NIA partnership. In 2002 and 2001, IORI received no distributions from NIA and made a $24,000 contribution in 2001 to the partnership. IORI owns a 10% limited partnership interest in the TCI Eton Square partnership. IORI received no distributions and made no contributions to the partnership in 2003 or 2002. See NOTE 4. “INVESTMENT IN EQUITY METHOD PARTNERSHIPS.”
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
Results of Operations
IORI reported net income of $1.3 million in 2003, a net income of $2.1 million in 2002 and net loss of $3.5 million in 2001. Fluctuations in these and the other components of revenue and expense are discussed in the following paragraphs.

Rents were $7.8 million in 2003, $7.7 million in 2002 and $7.3 million in 2001. Rents in 2004 are expected to decrease if IORI selectively sells properties.
Property operations expense was $4.6 million in 2003, $3.8 million in 2002, and $3.7 million in 2001. The increase in 2003 from 2002 was due to an overall increase in various operating expenses including property taxes. Of the increase in 2002 from 2001, $100,000 was due to an increase in property taxes for IORI’s land and $100,000 was due to increased utility and insurance expenses. Property operations expense is expected to decrease in 2004 as IORI selectively sells properties.
Interest income was $626,000 in 2003, $270,000 in 2002, and $194,000 in 2001. The increase in 2003 from 2002 was due to interest income earned from the payment of the notes receivable on Rosedale Towers. The increase in 2002 from 2001 was due to an increase in short term notes receivable which were paid off by the end of 2002.
Interest expense was $2.6 million in 2003, $2.3 million in 2002, and $2.1 million in 2001. The increase in 2003 from 2002 was due to the refinancing of “Metra” apartments. Of the increase in 2002 from 2001, $300,000 was due to the refinancing of apartments. Interest expense in 2003 is expected to remain constant or decrease as IORI selectively sells properties.
Depreciation expense was $1.2 million in 2003, $1.2 million in 2002, and $1.6 million in 2001. The decrease in 2003 from 2002 was due to sale of two commercial properties and fully depreciated tenant improvements. The decrease in 2002 from 2001 was due to fully depreciated tenant improvements.
Depreciation expense in 2004 is expected to approximate 2003.
Advisory fee to affiliate was $424,000 in 2003, $714,000 in 2002, and $817,000 in 2001. The change was due to changes in gross assets, the basis of the fee. See NOTE 8. “ADVISORY AGREEMENT.”
IORI paid a net income fee of $109,000 in 2003 as compared to $169,000 in 2002. IORI paid no net income fee in 2001. The net income fee is based on 7.5% of IORI’s net income.
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

	2003	2002	2001
Revenue
Rental Revenue	$1,991	$2,660	$5,679
Property operations	1,858	2,511	2,890

	133	149	2,789
Interest Income	462	—	—

Expenses
Interest	2,236	2,635	3,925
Depreciation	357	650	859

	2,593	3,285	4,784

Net loss from discontinued operations	(1,998)	(3,136)	(1,995)

Gain on sale of real estate	3,824	6,769	—
Equity in gain on sale of real estate by equity investees	—	383	—

Net income (loss) from discontinued operations	$1,826	$4,016	$(1,995)

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
Inflation
The effects of inflation on IORI’s operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investment and the cost of new financings as well as the cost of variable interest rate debt will be affected.
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
IORI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IORI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. IORI’s interest rate sensitivity position is managed by IORI’s finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. IORI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IORI’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on IORI’s financial statements of refinancing fixed debt that matured during 2003 was not material. If market interest rates for variable rate debt average 100 basis points more in 2004 than they did during 2003, IORI’s interest expense would increase and income would decrease by $164,000. This amount is determined by considering the impact of hypothetical interest rates on IORI’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IORI’s financial structure.
The following table contains only those exposures that existed at December 31, 2003. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. (Dollars in thousands.)

Liabilities

Notes payable
Variable interest rate-fair value	$14,576

	2004	2005	2006	2007	2008	Thereafter	Total
Instrument’s maturities	$6,272	$—	$8,553	$—	$—	$—	$14,825

Instrument’s amortization	556	513	540	—	—	—	1,609
Interest	880	814	722	—	—	—	2,416
Average rate	8.9%	9.1%	9.2%	—	—	—

Fixed interest rate-fair value	$48,457

	2004	2005	2006	2007	2008	Thereafter	Total
Instrument’s maturities	—	—	1,228	—	2,078	35,910	39,216
Instrument’s amortization	566	606	565	510	523	2,006	4,776
Interest	2,398	1,970	1,936	1,903	1,835	5,798	15,840
Average rate	6.7%	7.1%	7.2%	7.2%	7.2%	7.1%

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
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.
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
Farmer, Fuqua, & Huff, P.C.
March 12, 2004, except for the effects of the changes contained in Note 18, which is dated August 19, 2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors of
Income Opportunity Realty Investors, Inc.
We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
BDO SEIDMAN, LLP
Dallas, Texas
March 21, 2003

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(dollars in thousands,
	except per share)
	(Restated)
Assets

Real estate held for investment	$56,367	$82,252
Less — accumulated depreciation	(6,002)	(7,502)

	50,365	74,750

Notes and interest receivable	45,531	—
Investment in real estate partnerships	607	609
Cash and cash equivalents	58	10
Receivables from affiliates	479	10,497
Other assets	4,053	4,319

	$101,093	$90,185

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable	$60,825	$51,432
Other liabilities	1,615	1,446

	62,440	52,878

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 1,438,945 shares in 2003 and 2002	14	14
Paid-in capital	62,774	62,774
Accumulated deficit	(24,135)	(25,481)

	38,653	37,307

	$101,093	$90,185

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
	(Restated)
	(dollars in thousands, except per share)
Property revenue
Rents	$7,814	$7,739	$7,322

Property expense
Property operations	4,560	3,819	3,701

Operating income	3,254	3,920	3,621

Other income
Interest	626	270	194
Equity in income (loss) of equity partnerships	(7)	862	(9)
Recovery of loss provision on receivable from related party	1,569	—	—

	2,188	1,132	185

Other expense
Interest	2,563	2,279	2,149
Depreciation	1,199	1,216	1,568
Advisory fee to affiliate	424	714	817
Net income fee to affiliate	109	169	—
Provision for loss on receivable from related party	—	1,568	—
Provision for Asset Impairment	848	—	—
General and administrative	779	1,037	739

	5,922	6,983	5,273

Net income (loss) from continuing operations	(480)	(1,931)	(1,467)

Discontinued operations:
Income (loss) from operations	(1,998)	(3,136)	(1,995)
Gain on sale of real estate by equity investees	—	383	—
Gain on sale of operations	3,824	6,769	—

Net income (loss) from discontinued operations	1,826	4,016	(1,995)

Net income (loss)	$1,346	$2,085	$(3,462)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)

	For the Years Ended December 31,
	2003	2002	2001
	(Restated)
	(dollars in thousands, except per share)
Earnings per share
Net income (loss) from continuing operations	$(0.33)	$(1.34)	$(0.98)
Discontinued operations	1.27	2.79	(1.34)

Net income (loss)	$0.94	$1.45	$(2.32)

Weighted average shares of Common Stock used in computing earnings per share	1,438,945	1,438,945	1,493,675

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
	(dollars in thousands, except shares)
Balance, January 1, 2001	1,514,045	15	64,087	(24,104)	39,998
Repurchase of Common Stock	(75,100)	(1)	(1,313)	—	(1,314)
Net (loss)	—	—	—	(3,462)	(3,462)

Balance, December 31, 2001	1,438,945	14	62,774	(27,566)	35,222

Net income	—	—	—	2,085	2,085

Balance, December 31, 2002	1,438,945	14	62,774	(25,481)	37,307

Net income (as Restated)	—	—	—	1,346	1,346

Balance, December 31, 2003	1,438,945	$14	$62,774	$(24,135)	$38,653

(as Restated)
     The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
	(Restated)
Cash Flows from Operating Activities
Rents collected	$10,671	$10,554	$12,966
Payments for property operations	(5,903)	(7,131)	(6,981)
Interest collected	262	291	148
Interest paid	(3,702)	(4,339)	(5,528)
Advisory and net income fee paid to affiliate	(451)	(868)	(1,054)
General and administrative expenses paid	(785)	(1,029)	(1,618)
Distributions from equity partnerships’ operating cash flow	—	25	18
Other	—	—	20

Net cash provided by (used in) operating activities	92	(2,497)	(2,029)

Cash Flows from Investing Activities
Funding of equity partnerships	—	—	(28)
Real estate improvements	—	(365)	(3,466)
Deposits on pending purchases and financings	—	—	(25)
Proceeds from sale of real estate	9,582	19,230	—
Distributions from equity partnership’s investing cash flow	—	752	—
Funding of note receivable (including $5,109 in 2002 to related party)	(1,567)	(7,109)	—
Collection of note receivable	—	500	1,000
Payments from (to) advisor and affiliates	(7,955)	(6,244)	4,635

Net cash provided by investing activities	60	6,764	2,116

Cash Flows from Financing Activities
Proceeds from notes payable	917	23,152	14,900
Payments on notes payable	(603)	(26,308)	(14,783)
Deferred financing costs	(418)	(1,167)	(911)
Repurchase of Common Stock	—	—	(1,314)

Net cash used in financing activities	(104)	(4,323)	(2,108)

Net increase (decrease) in cash and cash equivalents	48	(56)	(2,021)
Cash and cash equivalents, beginning of year	10	66	2,087

Cash and cash equivalents, end of year	$58	$10	$66

     The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
	(Restated)
Reconciliation of net income (loss) to net cash used in operating activities
Net income (loss)	$1,346	$2,085	$(3,462)
Adjustments to reconcile net income (loss) to net cash used in operating activities Depreciation and amortization	2,165	1,867	2,930
Gain on sale of real estate	(3,824)	(7,152)	—
Impairment of asset	848
Equity in (income) loss of partnerships	2	(862)	9
Distributions from equity partnerships’ operating cash flow	—	25	18
Provision for loss	—	1,568	—
Decrease in interest receivable	(368)	5	—
(Increase) decrease in other assets	1	774	(1,554)
Decrease in interest payable	29	(9)	(103)
Increase (decrease) in other liabilities	(107)	(798)	133

Net cash provided by operating activities	$92	$(2,497)	$(2,029)

Schedule of noncash investing and financing activities
Notes payable from purchase of real estate	$18,687	$—	$—

Notes payable assumed by buyer on sale of real estate	9,637	—	—
Notes receivable collected by affiliates	8,760	5,541	—
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
In October 2001, IORI announced a preliminary agreement for the acquisition of IORI by American Realty Investors, Inc. (“ARI”), a related party. See NOTE 17. “COMMITMENTS AND CONTINGENCIES AND LIQUIDITY.”
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
Recent accounting pronouncements. In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary items. The provisions of

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
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
In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. IORI will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.
In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. While IORI has various guarantees included in contracts in the normal course of business, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of entities outside of the consolidated company.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by IORI after 2002, however, disclosures are required currently if IORI expects to consolidate any variable interest entities. IORI does not currently believe that any entities will be consolidated as a result of FIN 46.
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
NOTE 2. REAL ESTATE
In 2003, IORI sold the following properties:

			Sales	Net Cash	Debt	Gain/(Loss)
Property	Location	Sq.Ft.	Price	Received	Discharged	on Sale
Office Building
Mowry Building	Newark, CA	58,758 Sq.Ft.	$5,000	$1,113	$4,057	—
La Mesa Building	La Mesa, CA	90,105 Sq.Ft.	$13,500	$6,521	$5,468	$3,824
One Hickory Centre	Farmers Branch, TX	97,361 Sq.Ft.	$12,200	$227	—	—
Land
Travelers Land	Farmers Branch, TX	1.01 Acres	$25,000	$2,198	—	—
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation (“Rosedale”), a wholly-owned subsidiary of American Realty Investors, Inc. (“ARI”), a related party, for $5.1 million cash. Rosedale owned the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI agreed to pay IORI any shortfall. Management recorded this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property’s fair value after costs to sell, even though ARI has guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million of the proceeds after the payment of the first lien debt and various closing costs, and IORI recognized an additional loss of $801,000 on this note. The $3.5 million received by ARI is included within other assets in the accompanying Consolidated Balance Sheet. In the second quarter of 2003, IORI received a $2.0 million paydown from ARI on the receivable. In the third quarter of 2003, the remaining $1.5 million was collected.
In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with Transcontinental Realty Investors, Inc. (“TCI”), a related party. The loan was secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $47,000 and matured in February 2002. In February 2002, the loan was extended until April 2002. In April 2002, IORI extended the loan until July 2002, receiving $8,500 as an extension fee. In July 2002, the loan was extended until September 2002, with IORI receiving $8,500 as an extension fee. Of the $2.0 million in principal payments, $1.5 million was received by TCI and $500,000 was received by Basic Capital Management, Inc. (“BCM”), an affiliate and the advisor to IORI, until July 1, 2003. These amounts are included within receivables from affiliates in the accompanying Consolidated Balance Sheet.

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
On December 30, 2003, a Promissory Note in the amount of $6,363,360 given by Housing for Seniors of Humble (“Housing”), LLC to NLP Lakeshore Villas, LLC (“NLP”) was assigned from ARI to IORI as a paydown of certain intercompany receivables.
On December 30, 2003, a Promissory Note in the amount of $2,000,000 given by Housing for Seniors of Humble (“Housing”), LLC to NLP Lakeshore Villas, LLC (“NLP”) was assigned from ARI to IORI as additional paydown of certain intercompany receivables.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS
Investments in equity method partnerships consisted of the following:

	2003	2002
Nakash Income Associates (“NIA”)	341	275
TCI Eton Square, L.P. (“Eton Square”)	266	334

	$607	$609

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
Set forth below are summarized financial data for the partnerships accounted for using the equity method:

	2003	2002
Notes receivable	$902	$902
Real estate, net of accumulated depreciation ($1,631 in 2003 and $1,230 in 2002)	13,753	14,152
Other assets	(262)	—
Notes payable	(10,206)	(10,362)
Other liabilities	(677)	(559)

Partners’ capital	$3,510	$4,133

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

	2003	2002	2001
Rents	$1,233	$2,981	$2,579
Interest income	156	156	80
Interest expense	(685)	(1,119)	(1,131)
Property operations expense	(802)	(1,453)	(1,230)
Depreciation	(400)	(628)	(586)

Loss before gains on sale of real estate	(498)	(63)	(288)
Gain on sale	—	1,054	—

Net income (loss)	$(498)	$991	$(288)

IORI’s equity share of:

	2003	2002		2001
Income (loss) before gains on sale of real estate	$(7)	$862	*	$(9)
Gain on sale of real estate	—	383		—

Net income (loss)	$(7)	$1,245		$(9)

*	Includes the $1.3 million gain from the sale of IORI’s investment in Tri-City.
NOTE 5. NOTES AND INTEREST PAYABLE
Notes and interest payable consisted of the following:

	2003		2002
	Estimated		Estimated
	Fair	Book	Fair	Book
	Value	Value	Value	Value

Notes payable	$63,033	$60,427	$50,402	$51,063

Interest payable		398		369

		$60,825		$51,432

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 5. NOTES AND INTEREST PAYABLE (Continued)
Scheduled notes payable principal payments are due as follows:

2004	$7,394
2005	1,119
2006	10,886
2007	510
2008	2,601
Thereafter	37,916

$60,426

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
In 2003, IORI refinanced the following properties:

					Net Cash
			Debt	Debt	Received/	Interest		Maturity
Property	Location	Sq.Ft./Acrs	Incurred	Discharged	(Paid)	Rate		Date
Office Building 2010 Valley View	Farmers Branch,TX	40,066 Sq.Ft.	$2,436	1,778	547	6.25%		10/08

Travelers Land	Farmers Branch, TX	97,361 Sq.Ft.	$5,000	$4,225	—	6.00	%(1)	12/06

(1)	Variable rate.
NOTE 6. RELATED PARTY TRANSACTIONS
In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation (“Rosedale”), a wholly-owned subsidiary of American Realty Investors, Inc. (“ARI”), a related party, for $5.1 million cash. Rosedale owned the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI agreed to pay IORI any shortfall. Management recorded this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property’s fair value after costs to sell, even though ARI has guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million of the proceeds after the payment of the first lien debt and various closing costs, and IORI recognized an additional loss of $801,000 on this note. The $3.5 million received by ARI is included within other assets in the accompanying Consolidated Balance Sheet. In the second quarter of 2003, IORI received a $2.0 million paydown from ARI on the receivable. In the third quarter of 2003, the remaining $1.5 million was collected.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 6. RELATED PARTY TRANSACTIONS (Continued)
On December 30, 2003, a Promissory Note in the amount of $6.3 million given by Housing to NLP was assigned from ARI to IORI. On December 30, 2003, a Promissory Note in the amount of $2.0 million given by Housing to NLP was assigned from ARI to IORI. These assignments were payments aggregating $8.3 million plus accrued interest of $386,000 on certain intercompany receivables due to IORI.
On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Brewery Corporation (“Brewery”), a wholly-owned subsidiary of TCI, a related party, for $4.0 million for a reduction of intercompany debt in the same amount. Brewery owns the 19.96 acres of land and the 133,000 sq. ft. Eagle Crest Warehouse Building in Farmers Branch, Texas.
On December 18, 2003, IORI purchased 100% of the outstanding common shares of Transcontinental Treehouse Corporation (“Treehouse-IR”), a wholly-owned subsidiary of TCI, for $7.5 million for a reduction of intercompany debt in the amount of $2.4 million subject to mortgage lien in the amount of $5.1 million. Treehouse-IR owns the 153,072 sq. ft. Treehouse Apartments Building in Irving, Texas.
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
The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of December 31, 2003 (as Restated).

	SWI	BCM	ARI	TCI
Balance, December 31, 2002	—	$1,696	$3,541	$5,260
Cash transfers	15,209	5,017	—	—
Cash repayments	(3,881)	(3,937)	(3,494)	(1,000)
Other additions	2,926	784	367	1
Other repayments	(13,930)	(3,560)	(47)	(4,000)

Balance, December 31, 2003	324	$—	$367	$261

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

2004	$2,354
2005	2,298
2006	1,762
2007	1,389
2008	1,182
Thereafter	1,888

$10,873

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
Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by SWI if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require SWI to refund $227,000 of the 2003 annual advisory fee, $68,000 of the 2002 annual advisory fee, and $256,000 of the 2001 annual advisory fee.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 9. ADVISORY AGREEMENT (Continued)
Additionally, if management was to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of BCM would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 9. “PROPERTY MANAGEMENT,” Triad Realty Services, Ltd. (“Triad”), an affiliate of SWI, provides property management services and, as discussed in NOTE 11. “REAL ESTATE BROKERAGE,” Regis Realty, Inc. (“Regis”), a related party, provided, on a non-exclusive basis, brokerage services.
SWI may assign the Advisory Agreement only with the prior consent of IORI.
NOTE 10. PROPERTY MANAGEMENT
Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Triad subcontracted to Regis, which is owned by Highland, the property-level management and leasing of IORI’s five office buildings and the commercial property owned by Eton Square, until December 2002. Since January 1, 2003, Regis Realty I, LLC, which is owned by Highland, provided property management services. Regis was and Regis Realty I, LLC is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.
NOTE 11. REAL ESTATE BROKERAGE
Regis also provided brokerage services on a non-exclusive basis until December 2003. Regis was and Regis Realty I, LLC is entitled to receive a commission for property purchases and sales in accordance with a sliding scale of total brokerage fees to be paid by IORI.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 12. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.
Fees and cost reimbursements to SWI/BCM and its affiliates:

	2003	2002	2001
Fees	(Restated)
Advisory	$424	$714	$817
Net income	109	169	—
Property acquisition	—	—	—
Mortgage brokerage and equity refinancing	547	262	99
Property & Construction Mgt. & Leasing Comm	323	0	0

	$1,403	$1,145	$916

Cost reimbursements	$173	$246	$323

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
IORI had net income for federal income tax purposes before the application of operating loss carryforwards in 2003 and 2002 and had a net loss for federal income tax purposes in 2001. Therefore, IORI recorded no provision for income taxes. IORI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2003, IORI’s tax basis in its net assets was exceeded by their net basis for financial statement purposes by approximately $14.4 million and IORI’s tax basis in its net mortgage liabilities was exceeded by their net basis for financial statement purposes by approximately $21.3 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes by approximately $6.9 million. Additionally, at December 31, 2003, IORI has current and prior tax net operating loss carryforwards of $2.3 million expiring through the year 2021.

As a result of IORI’s election to be treated as a REIT for income tax purposes for years 2002 and 2001 and its then intention to distribute its REIT taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded. At December 31, 2003, IORI had a net deferred tax asset of $3.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.
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
Presented below is the operating income of each operating segment.

		Commercial
2003 (as restated)	Land	Properties	Apartments	Total
Rents	$—	$2,456	$5,358	$7,814
Property operating expenses	—	1,091	3,471	4,560

Operating income (loss)	$—	$1,365	$1,887	$3,254

Depreciation	$—	$794	$405	$1,199
Interest	—	623	1,940	2,563
Real estate improvements	—	494	—	494
Assets	44	22,105	28,216	50,365

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 14. OPERATING SEGMENTS (Continued)

		Commercial
		Properties		Total
Property Sales
Sales price		$55,700		$55,700
Cost of sale		51,874		51,874

Gain on sale		$3,824		$3,824

		Commercial
	Land	Properties	Apartments	Total

2002
Rents	$—	$2,394	$5,345	$7,739

Property operating expenses	—	1,030	2,789	3,819

Operating income	$—	$1,364	$2,556	$3,920

Depreciation	$—	$739	$477	$1,216
Interest	—	605	1,674	2,279
Real estate improvements	—	240	—	240
Assets	24,929	28,688	21,133	74,750

		Commercial
		Properties		Total

Property Sales
Sales price		$19,230		$19,230
Cost of sale		12,461		12,461

Gain on sale		$6,769		$6,769

		Commercial
	Land	Properties	Apartments	Total

2001
Rents	$—	$2,277	$5,045	$7,322

Property operating expenses	—	1,034	2,667	3,701

Operating income	$—	$1,243	$2,378	$3,621

Depreciation	$—	$1,056	$512	$1,568
Interest	—	788	1,361	2,149
Real estate improvements	2,404	1,062		3,466
Assets	24,492	41,213	21,610	87,315

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

	2003	2002	2001
Revenue
Rental	$1,991	$2,660	$5,679
Property operations	1,858	2,511	2,890

	133	149	2,789
Interest Income	462	—	—

Expenses
Interest	2,236	2,635	3,925
Depreciation	357	650	859

	2,593	3,285	4,784

Net income (loss) from discontinued operations	(1,998)	(3,136)	(1,995)

Gain on sale of real estate	3,824	6,769	—
Equity in gain on sale of real estate by equity investees	—	383	—

Net income (loss) from discontinued operations	$1,826	$4,016	$(1,995)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 16. QUARTERLY DATA
The following is a tabulation of quarterly results of operations for the years 2003, 2002 and 2001 (unaudited).

	Three Months Ended
2003 (as restated)	March 31	June 30	September 30	December 31
Rents	$1,942	$1,958	$1,970	$1,944
Property expense	966	1,012	1,182	1,400

Operating income	976	946	788	544

Interest income	—	614	12	—
Income (loss) in equity partnerships	(15)	—	(13)	21
Recovery of A/R written off	—	1,569	—	—
Other expense	1,300	1,982	1,325	1,315

Net income (loss) from continuing operations	(339)	1,147	(538)	(750)
Discontinued operations	(588)	(491)	(541)	3,446

Net income (loss)	$(927)	$656	$(1,079)	$2,696

Earnings per share
Net income (loss)	$(0.64)	$0.46	$(.75)	$1.87

	Three Months Ended
2002	March 31	June 30	September 30	December 31
Rents
	$1,892	$1,888	$2,061	$1,898
Property expense	801	896	1,137	985

Operating income	1,091	992	924	913

Interest income	37	310	185	(262)
Income (loss) in equity partnerships	(17)	48	60	771
Other expense	2,393	1,519	1,055	2,016

Net loss from continuing operations	(1,282)	(169)	114	(594)
Discontinued operations	6,355	(718)	(1,355)	(266)

Net income (loss)	$5,073	$(887)	$(1,241)	$(860)

Earnings per share
Net income (loss)	$3.53	$(.62)	$(.86)	$(.60)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 16. QUARTERLY DATA (Continued)

	Three Months Ended
2001	March 31	June 30	September 30	December 31
Rents	$1,814	$1,806	$1,802	$1,900
Property expense	907	889	1,013	892

Operating income	907	917	789	1,008

Interest income	72	62	8	52
Income (loss) in equity partnerships	9	(6)	(30)	18
Other expense	1,328	1,327	1,406	1,212

Net income (loss) from continuing operations	(340)	(354)	(639)	(134)
Discontinued operations	(377)	(378)	(1,110)	(130)

Net income (loss)	$(717)	$(732)	$(1,749)	$(264)

Earnings per share
Net income (loss)	$(.47)	$(.49)	$(1.16)	$(.18)

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
NOTE 17. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY
Olive Litigation. In February 1990, IORI, together with National Income Realty Trust, Continental Mortgage and Equity Trust (“CMET”) and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as IORI, entered into a settlement (the “Settlement”) of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. (the “Olive Litigation”), relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the “Modification”), which was amended on January 27, 1997 by Amendment to the Modification effective January 9, 1994 (the “First Amendment”).

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 17. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY (Continued)
In October 2000, plaintiffs’ counsel asserted that the stock option agreement to purchase TCI shares, which was entered into by IORI and an affiliate of IORI, American Realty Investors, Inc. (“ARI”), in October 2000 with an investment fund, breached a provision of the Modification. As a result of this assertion, IORI assigned all of its rights to purchase the TCI shares under this stock option agreement to ARI.
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
NOTE 18. CORRECTION OF PREVIOUSLY FILED FINANCIAL STATEMENTS
The Company identified an accounting error in the financial statements related to the total Metra transactions. The error involved the establishment of an incorrect process involving the deferral of operating income or expense from the Metra properties until the sale of the property. The result is the Company concluded that changes should be made to its financial statements for the year ending December 31, 2003. The resulting impact in these financial statements was to decrease net income for the year ended December 31, 2003 by $436,000 from a reported $1,782,000 to $1,346,000, and a decrease of net income on a per share basis from a reported $1.24 per share to $0.94 per share. This decrease resulted from an increase in interest expense of approximately $458,000, decrease of net income fee to affiliate of $21,000, and a decrease of advisory fee to affiliate of $1,000. Total assets decreased by approximately $51,000 due to an increase of receivable from affiliate for $22,000 and an decrease in other assets of $73,000, and total liabilities increase by $385,000 due to a decrease in other liabilities of $385,000.

SCHEDULE III
INCOME OPPORTUNITY REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

											Life on
											Which
											Depreciation
				Cost	Gross Amount			Accumu-			in Latest
		Initial Cost		Capitalized	Carried at End of Year (1)			lated	Date of		Statement
	Encum-		Building &	Subsequent to		Building &		Depreci-	Construc-	Date	of Operation
Property/Location	brances	Land	Improvements	Acquisition	Land	Improvements	Total	ation	tion	Acquired	is Computed
	(dollars in thousands)
Properties Held For Investment Apartments
Brighton Court, Midland, TX	$2,843	$339	$3,051	$—	$339	$3,051	$3,390	$267	1983	06/00	40 years
Del Mar, Midland, TX	2,725	324	2,919	—	324	2,919	3,243	255	1983	06/00	40 years
Enclave, Midland, TX	2,882	324	2,919	—	324	2,919	3,243	255	1983	06/00	40 years
Meridian, Midland, TX	4,502	1,138	4,552	—	1,138	4,552	5,690	455	1983	12/99	40 years
Signature Place, Midland, TX	2,410	265	2,388	—	265	2,388	2,653	174	1983	06/00	40 years
Sinclair Place, Midland, TX	2,054	221	1,990	—	221	1,990	2,211	209	1983	06/00	40 years
Treehouse, San Antonio, TX	3,752	375	2,124	259	375	2,383	2,758	844	1975	09/89	5-40 years
Treehouse, Irving, TX	5,083	716	6,771	—	716	6,771	7,487	—	1974	12/03	5-40 years
Office Buildings
2010 Valley View, Farmers Branch, TX	2,425	120	479	2,979	120	3,458	3,578	1,264	1998	09/97	5-40 years
Akard Plaza, Dallas, TX	1,966	734	2,936	454	734	3,390	4,124	785	1984	12/97	5-40 years
Chuck Yeager, Chantilly, VA	4,336	1,080	4,321	1,566	1,080	5,887	6,967	1,494	1991	01/97	5-40 years
Parkway Ctr, Farmers Branch, TX	1,631	333	3,511	—	333	3,511	3,844	—	1979	12/03	5-40 years
Industrial Warehouse
Eagle Crest, Farmers Branch, TX		2,129	1,906	—	2,129	1,906	4,035	—	—	12/03	5-40 years
Land
Frankel, Midland County, TX	—	44	—	—	44	—	44	—	—	06/00
3 HickoryCtr, FarmersBranch, TX	—	2,804	—	296	3,100	—	3,100	—	—	—

	$36,609	$10,946	$39,867	$5,554	$11,242	$45,125	$56,367	$6,002

(1)	The aggregate cost for Federal income tax purposes is $34.7 million.

SCHEDULE III
(Continued)
INCOME OPPORTUNITY REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION

	2003	2002	2001
	(dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,	$82,252	$95,190	$91,837

Additions
Acquisitions and Improvements	15,365	677	3,466

Deductions
Retirements	—	(462)	(113)
Sale of real estate	(41,250)	(13,153)	—

Balance at December 31,	$56,367	$82,252	$95,190

Reconciliation of Accumulated Depreciation

Balance at January 1,	$7,502	$7,875	$5,560
Additions
Depreciation	1,552	1,867	2,427

Deductions
Retirements	—	—	(112)
Sale of real estate	(3,052)	(2,240)	—

Balance at December 31,	$6,002	$7,502	$7,875

SCHEDULE IV
(Continued)
INCOME OPPORTUNITY REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE

	2003	2002	2001
	(dollars in thousands)
Balance at January 1,	$—	$500	$1,500

Additions
New mortgage loans	45,531	7,109	—

Deductions
Amounts charged off	—	(1,568)	—
Collections of principal by IORI	—	(500)	—
Collections of principal by affiliates	—	(5,541)	(1,000)

Balance at December 31,	$45,531	$—	$500

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Effective July 1, 2003, the Board of Directors of Income Opportunity Realty Investors, Inc. (“IORI”) engaged the Plano, Texas firm of Farmer, Fuqua & Huff, P.C. as the independent accountant to audit IORI’s financial statements. During the Registrant’s two most recent fiscal years, and as any subsequent interim period, IORI did not consult with Farmer, Fuqua & Huff, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter.
The engagement effective July 1, 2003, of Farmer, Fuqua & Huff, P.C. as a new independent accountant for IORI necessarily results in the termination or dismissal of the principal accountant which audited IORI’s financial statements in the past two fiscal years ended December 31, 2001 and 2002, BDO Seidman. During the Registrant’s two most recent fiscal years and any subsequent interim period, BDO Seidman’s report on IORI’s financial statements for those two years did not contain an adverse opinion or disclaimer of opinion, nor was such opinion qualified or modified as to uncertainty, audit scope or accounting principles, and no disagreement existed between the Registrant and BDO Seidman concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was approved by the Audit Committee of the Board of Directors of IORI consisting of Messrs. Ted P. Stokely, Earl D. Cecil and Martin L. White.
ITEM 9A. CONTROLS AND PROCEDURES
IORI, under the supervision and with the participation of its management, including IORI’s Acting Principal Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of IORI’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Act) as of the end of the period covered by this report. Based on that evaluation, as of the time of filing IORI’s original Form 10-K for the fiscal year ended December 31, 2003, IORI’s Acting Principal Executive Officer concluded that IORI’s disclosure controls and procedures are effective at December 31, 2003 in timely making known to him material information relating to IORI and its consolidated subsidiaries required to be disclosed in IORI’s reports filed or submitted under the Exchange Act. There has been no change in IORI’s internal control over financial reporting during the quarter ended December 31, 2003, that was believed to have materially affected or was then reasonably likely to materially affect IORI’s internal control over financial reporting.

However, subsequent to the filing of the original Form 10-K for the fiscal year ended December 31, 2003, IORI and its accountants identified a control deficiency in its internal controls over financial reporting as of April 2003 (which was not material in 2002) which continued undetected through March 2005, which constituted a “material weakness” (starting in 2003) within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of an annual or interim financial statement will not be prevented or detected. The material weakness related to IORI’s accounting for the “Metra” transaction in April 2002 which included a deferral of operating income and/or expense until the time of ultimate sale of a property to an independent third party purchaser. As a result, an error was discovered that affected the consolidated balance sheet, consolidated statement of operations, consolidated statements of stockholders equity and consolidated statements of cash flows for 2002 and subsequent periods. The amounts for 2002 were not material, but the amounts for 2003 were material which caused the need for correction of the 2003 financial statements. That correction caused IORI to file an amendment on Form 10-K/A for the years ended December 31, 2003 and December 31, 2004, and a subsequent Form 10-Q/A for the quarter ended March 31, 2005 in order to restate such 2003 annual financial statements in its prior filings and to carry forward such changes in current filings. The error also caused IORI’s acting principal executive officer and principal financial officer to re-evaluate and reconsider the effect on the adequacy of IORI’s disclosure controls and procedures as of the end of the period covered by the original Form 10-K for the period ended December 31, 2004. Based upon such error, IORI’s disclosure controls and procedures involving review of all material historical transactions and supporting documents could have an impact on any current reporting periods were not effective to detect such error. Beginning after the second quarter of 2005, IORI concluded that Management will review all material historical transactions and supporting documents that could have a continuing impact upon any current reporting periods, will review quarterly on a sampling basis all non-material historical transactions that are included in financial statements for any current reporting period, and will continue the process of reviewing all current transactions included in current reporting period financial statements. Management also believes that the transaction involving the error was uniquely complex and is not likely to be repeated, but Management is working with its outside consultant for guidance about other possible control procedures to ensure that in the future errors will be detected and material misstatement of annual or interim financial statements will be prevented.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
Directors
The affairs of IORI are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.
After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of IORI, the creation of certain Board committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers, and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignations of Henry A. Butler (July 1, 2003), Earl D. Cecil (on February 29, 2004) and Martin L. White (March 15, 2004), as

60.1

well as the election of Ken L. Joines as a director in July 2003, and independent directors, David E. Allard and Peter L. Larsen on February 20, 2004, and Robert A. Jakuszewski on March 16, 2004.
It is the Board’s objective that a majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with IORI. The Board has established

60.2