Form 10-K/A
period 2004-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-09-07
CIK 949961

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

AMENDMENT NO. 3 TO
ANNUAL REPORT ON FORM 10-K FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.
     The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing as previously amended by Amendment Nos. 1 and 2 (this Amendment No. 3 is necessary by virtue of an identified accounting error in the financial statements related to formation of certain partnerships with Metra Capital LLC in April 2002, which error evolved in the establishment of the process relating to accounting for a deferral of operating income or expense from the properties in question until the sale of the applicable property; the error correction necessitates the changes described below):
•	Page 20 – Item 6. “Selected Financial Data.” The table under this subcaption has been replaced based upon changes in the financial statements described below with respect to the years 2004 and 2003.

•	Pages 21-27 – Item 7. “Management’s Discussion and Analysis of Results of Operations.” This item has been amended to conform the appropriate references to the financial statement changes described below.

•	Pages 29-62 – Item 8. “Financial Statements and Supplementary Data.” The Reports of Independent Registered Public Accounting Firms (Pages 30-32) have been updated for a subsequent review. The consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows (Pages 33-38) and Notes to Consolidated Financial Statements (Pages 39-59) have been revised in the following respects:
—	Increase in interest expense by $79,000 from a reported $3,491,000 to $3,570,000.

—	Decrease in advisory fee by $2,000 from a reported $743,000 to $741,000.

—	Decrease in net income fee by $13,000 from a reported $453,000 to $440,000.

—	Increase in total “other expense” by $64,000 from a reported $5,990,000 to $6,054,000.

—	Decrease in net income by $64,000 from a reported $5,492,000 to $5,428,000.

—	Decrease in net income per share by $0.04 from a reported $3.95/sh to $3.91/sh.

—	Decrease in other assets by $563,000 from a reported $3,658,000 to $3,095,000 (includes $73,000 decrease in 2003).

—	Decrease in total assets by $563,000 from a reported $91,201,000 to $90,638,000 (includes $73,000 decrease in 2003).

—	Decrease in payable to affiliates by $38,000 from a reported $1,288,000 to $1,248,000 (includes $22,000 decrease in 2003).

—	Decrease in other liabilities by $24,000 from a reported $1,553,000 to $1,529,000 (includes $385,000 increase in 2003).

—	Increase in accumulated deficit by $501,000 from a reported $18,206,000 to $18,707,000 (includes $436,000 increase in 2003).
Such changes are necessitated on the basis of an accounting error relating to the Metra Transactions described in Notes 5 and 6 to the consolidated financial statements.
•	Page 64 – Item 9A. This item has been revised to disclose the identification of a control deficiency in internal controls over financial reporting as of April 2002 which continued through March 2005 which was an undetected error in the recordation of an April 2002 transaction.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.

Date: September 7, 2005.	INCOME OPPORTUNITY REALTY INVESTORS, INC.

	By:	/s/ Robert N. Crouch II
Robert N. Crouch II
Executive Vice President, Chief Financial Officer, and Acting Principal Executive Officer

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2004	2003	2002	2001	2000

		(dollars in thousands, except per share)
	(Restated)	(Restated)
EARNINGS DATA
Rents	$5,905	$5,224	$5,298	$4,956	$8,761
Property expense	3,129	3,331	2,748	2,637	4,652

Operating income	2,776	1,893	2,550	2,319	4,109

Interest income	3,325	626	270	194	319
Income (loss) from equity partnerships	(3)	(7)	862	(9)	(61)
Recovery of A/R written off	—	1,569	—	—	—
Other expense	6,054	4,788	5,694	3,868	9,580

Net income (loss) from continuing operations	44	(707)	(2,012)	(1,364)	(4,086)

Discontinued operations	5,384	2,053	4,097	(2,098)	20,880

Net income (loss)	$5,428	$1,346	$2,085	$(3,462)	$16,794

PER SHARE DATA
Net income (loss)	$3.91	$0.94	$1.45	$(2.32)	$11.03

Dividends per share	$—	$—	$—	$—	$.45

Weighted average common shares outstanding	1,389,345	1,438,945	1,438,945	1,493,675	1,522,510
Earnings data reflects the retroactive changes in the discontinued operations from 2000 to 2004.

	As of December 31,
	2004	2003	2002	2001	2000

		(dollars in thousands, except per share)
	(Restated)	(Restated)
BALANCE SHEET DATA
Real estate held for investment, net	$31,368	$50,365	$74,750	$87,315	$86,277
Notes and interest receivable, net	54,911	45,531	—	505	1,500
Total assets	90,638	101,093	90,185	91,833	96,519
Notes and interest payable	44,571	60,825	51,432	54,426	54,206
Stockholders’ equity	43,290	38,653	37,307	35,222	39,998
Book value per share	$31.16	$26.86	$25.93	$24.48	$26.42
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
Results of Operations
IORI reported a net income of $5.4 million in 2004, net income of $1.3 million in 2003, and net income of $2.1 million in 2002. Fluctuations in these and the other components of revenue and expense are discussed in the following paragraphs.

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
Interest expense was $3.6 million in 2004, $1.8 million in 2003, and $1.5 million in 2002. The increase in 2004 from 2003 was due to increase in Metra net income, purchase of Parkway Centre and One Hickory Center in late 2003. Interest expense in 2005 is expected to decrease due to the retirement of four notes payable from sale of properties during 2004, however, it may possibly increase if IORI purchases additional properties in 2005.
Depreciation expense was $740,000 in 2004, $816,000 in 2003, and $748,000 in 2002. The decrease in 2004 from 2003 was due to sale of properties and fully depreciated tenant improvements in 2004. Depreciation expense in 2005 is expected to approximate 2004 and/or increase if IORI adds more properties.
Advisory fees to affiliates were $741,000 in 2004, $424,000 in 2003, and $714,000 in 2002. The increase in 2004 was due to decrease in the operating expenses which resulted in no refund from SWI for the cost reimbursement payment IORI had made to SWI during the year. See NOTE 8. “ADVISORY AGREEMENT.”
IORI paid net income fees to its contractual advisors of $440,000 in 2004, $109,000 in 2003, and $169,000 in 2002. The net income fee is based on 7.5% of IORI’s net income.
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
Swalm & Associates, P.C.
March 2, 2005, except for the effects of the changes contained in Note 18, which is dated August 19, 2005

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
BDO SEIDMAN, LLP
Dallas, Texas
March 21, 2003

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(dollars in thousands,
	except per share)
	(Restated)	(Restated)
Assets

Real estate held for investment	$34,988	$56,367
Less — accumulated depreciation	(3,620)	(6,002)

	31,368	50,365

Notes and interest receivable	54,911	45,531
Investment in real estate partnerships	604	607
Cash and cash equivalents	399	58
Receivables from affiliates	261	479
Other assets	3,095	4,053

	$90,638	$101,093

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable	$44,571	$60,825
Payables to affiliates	1,248	—
Other liabilities	1,529	1,615

	47,348	62,440

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding and 1,389,345 shares in 2004 and 1,438,945 shares in 2003	14	14
Paid-in capital	61,983	62,774
Accumulated deficit	(18,707)	(24,135)

	43,290	38,653

	$90,638	$101,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
	(dollars in thousands, except per share)
Property revenue
Rents	$5,905	$5,224	$5,298

Property expense
Property operations	3,129	3,331	2,748

Operating income	2,776	1,893	2,550

Other income
Interest	3,325	626	270
Equity in income (loss) of equity partnerships	(3)	(7)	862
Recovery of loss provision on receivable from related party	—	1,569	—

	3,322	2,188	1,132

Other expense
Interest	3,570	1,812	1,457
Depreciation	740	816	748
Advisory fee to affiliate	741	424	714
Net income fee to affiliate	440	109	169
Provision for loss on receivable from related party	—	—	1,568
Provision for Asset Impairment	—	848	—
General and administrative	563	779	1,038

	6,054	4,788	5,694

Net income (loss) from continuing operations	44	(707)	(2,012)

Discontinued operations:
Income (loss) from operations	(89)	(1,771)	(3,055)
Gain on sale of real estate by equity investees	—	—	383
Gain on sale of operations	5,473	3,824	6,769

Net income (loss) from discontinued operations	5,384	2,053	4,097

Net income (loss)	$5,428	$1,346	$2,085

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)

	For the Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
	(dollars in thousands, except per share)
Earnings per share
Net income (loss) from continuing operations	$0.03	$(0.49)	$(1.40)
Discontinued operations	3.88	1.43	2.85

Net income (loss)	$3.91	$0.94	$1.45

Weighted average shares of Common Stock used in computing earnings per share	1,389,345	1,438,945	1,438,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
		(dollars in thousands, except shares)
Balance, January 1, 2002	1,438,945	14	62,774	(27,566)	35,222

Net income	—	—	—	2,085	2,085

Balance, December 31, 2002	1,438,945	14	62,774	(25,481)	37,307

Net income (as restated)	—	—	—	1,346	1,346

Balance, December 31, 2003 (as restated)	1,438,945	$14	$62,774	$(24,135)	$38,653
Repurchase of Common Stock	(49,600)	—	(791)	—	(791)
Net income (as restated)	—	—	—	5,428	5,428

Balance, December 31, 2004 (as restated)	1,389,345	$14	$61,983	$(18,707)	$43,290

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
	(Restated)	(Restated)
Cash Flows from Operating Activities
Rents collected	$8,106	$10,671	$10,554
Payments for property operations	(5,086)	(5,903)	(7,131)
Interest collected	2,413	262	291
Interest paid	(3,885)	(3,702)	(4,339)
Advisory and net income fee paid to affiliate	(1,110)	(451)	(868)
General and administrative expenses paid	(562)	(785)	(1,029)
Distributions from equity partnerships’ operating cash flow	—	—	25

Net cash provided by (used in) operating activities	(124)	92	(2,497)

Cash Flows from Investing Activities
Real estate improvements	—	—	(365)
Deposits on pending purchases and financings	—	—	—
Proceeds from sale of real estate	5,680	9,582	19,230
Distributions from equity partnership’s investing cash flow	—	—	752
Funding of note receivable (including $5,109 in 2002 to related party)	—	(1,567)	(7,109)
Collection of note receivable	—	—	500
Payments from (to) advisor and affiliates	(3,866)	(7,955)	(6,244)

Net cash provided by investing activities	1,814	60	6,764

Cash Flows from Financing Activities
Proceeds from notes payable	1,193	917	23,152
Payments on notes payable	(1,435)	(603)	(26,308)
Deferred financing costs	(316)	(418)	(1,167)
Retirement of Treasury Stock	(791)	—	—

Net cash used in financing activities	(1,349)	(104)	(4,323)

Net increase (decrease) in cash and cash equivalents	341	48	(56)
Cash and cash equivalents, beginning of year	58	10	66

Cash and cash equivalents, end of year	$399	$58	$10

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
	(Restated)	(Restated)
Reconciliation of net income (loss) to net cash used in operating activities
Net income	$5,428	$1,346	$2,085
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,392	2,165	1,867
Gain on sale of real estate	(5,473)	(3,824)	(7,152)
Impairment of asset	—	848	—
Equity in (income) loss of partnerships	3	2	(862)
Distributions from equity partnerships’ operating cash flow	—	—	25
Provision for loss	—	—	1,568
(Increase) decrease in interest receivable	(807)	(368)	5
(Increase) decrease in other assets	(781)	1	774
Increase (decrease) in interest payable	(168)	29	(9)
Increase (decrease) in other liabilities	282	(107)	(798)

Net cash (used in) provided by Operating activities	$(124)	$92	$(2,497)

Schedule of noncash investing and financing activities
Notes payable from purchase of real estate	$—	$18,687	$—

Notes payable assumed by buyer on sale of real estate	15,844	9,637	—
Notes receivable collected by affiliates	—	—	5,541
Notes receivable collected from affiliates	8,339	44,706	—
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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
NOTE 6. RELATED PARTY TRANSACTIONS
On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by UHF for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a paydown in the same amount of certain intercompany receivables due to IORI.
On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a paydown in the same amount of certain intercompany receivables due to IORI.
On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a paydown in the same amount of certain intercompany receivables due to IORI.
On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a paydown in the same amount of certain intercompany receivables due to IORI.
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
The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of December 31, 2004.

	SWI	Regis I	ARI	TCI
Balance, December 31, 2003 (as restated)	324	(473)	$367	$261
Cash transfers	11,530		—	—
Cash repayments	(5,831)		(367)	—
Other additions	192	1,075	—	—
Other repayments	(7,463)	(602)	—	—

Balance, December 31, 2004 (as restated)	(1,248)	$—	$—	$261

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by SWI if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require SWI to refund $-0- of the 2004 annual advisory fee, $227,000 of the 2003 annual advisory fee, and $68,000 of the 2002 annual advisory fee.
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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 12. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.
Fees and cost reimbursements to SWI/BCM and affiliates:

	2004	2003	2002
Fees	(Restated)	(Restated)
Fees Advisory	$741	$424	$714
Net income	440	109	169
Commission on property sale	301	473	—
Mortgage brokerage and equity refinancing	518	547	262
Property & Construction Mgt. & Leasing Comm	120	323	0

	$2,120	$1,876	$1,145

Cost reimbursements	$78	$173	$246

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
Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to the deferred tax assets are presented below:

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,
	2004	2003
Deferred tax assets
Basis difference in preferred stock	$1,542	$1,960
Accumulated Depreciation and amortization	284	449
Basis difference in Metra assets and liabilities	425	219
Other	182	—
Federal benefit of net operating loss carryforward	122	855

Deferred tax asset	2,555	3,483
Less valuation allowance	(2,555)	(3,483)

Total deferred tax asset	—	—

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

	2004	2003	2002
Federal income tax at statutory rate	1,922	623	730
State tax expense	100	41	110
Gain on sale differences	(1,261)	(243)	62
Other	(36)	(106)	282
Utilization of net operating loss carryforward	(725)	(315)	(1,184)

Income tax expense	—	—	—

Effective income tax rate	0%	0%	0%

NOTE 14. OPERATING SEGMENTS
Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
reflected in the segments are interest and equity in partnerships totaling $3.3 million, $2.2 million, $1.1 million for 2004, 2003 and 2002, respectively. Expenses/(Gains) that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for loss, and provision for asset impairment totaling $1.8 million, $2.2 million, and $3.5 million for 2004, 2003 and 2002, respectively. Excluded from operating segment assets are assets of $59.3 million at December 31, 2004, $50.8 million at December 31, 2003, and $15.4 million at December 31, 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.
Presented below is the operating income of each operating segment.

		Commercial
2004 (as restated)	Land	Properties	Apartments	Total
Rents	$—	$1,244	$4,661	$5,905

Property operating expenses	—	673	2,456	3,129

Operating income (loss)	$—	$571	$2,205	$2,776

Depreciation	$—	$294	$446	$740
Interest	996	874	1,700	3,570
Real estate improvements	—	—	—	—
Assets	—	12,998	18,370	31,368

		Commercial
Property Sales	Land	Properties	Apartments	Total
Sales price	$63	$11,500	$12,900	$24,463

Cost of sale	47	9,134	9,809	18,990

Gain on sale	$16	$2,366	$3,091	$5,473

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 14. OPERATING SEGMENTS (Continued)

		Commercial
2003 (as restated)	Land	Properties	Apartments	Total
Rents	$—	$718	$4,506	$5,224

Property operating expenses	—	389	2,942	3,331

Operating income	$—	$329	$1,564	$1,893

Depreciation	$—	$456	$360	$816
Interest	—	217	1,595	1,812
Real estate improvements	—	494	—	494
Assets	44	22,105	28,216	50,365

		Commercial
Property Sales	Land	Properties	Apartments	Total
Sales price	$63	$11,500	$12,900	$24,463
Cost of sale	47	9,134	9,809	18,990

Gain on sale	$16	$2,366	$3,091	$5,473

		Commercial
2002	Land	Properties	Apartments	Total
Rents	$—	$778	$4,520	$5,298

Property operating expenses	—	360	2,388	2,748

Operating income	$—	$418	$2,132	$2,550

Depreciation	$—	$320	$428	$748
Interest	—	149	1,308	1,457
Real estate improvements	—	240	—	240
Assets	24,929	28,688	21,133	74,750

	Commercial
Property Sales	Properties	Total
Sales price	$19,230	$19,230

Cost of sale	12,461	12,461

Gain on sale	$6,769	$6,769

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
NOTE 16. QUARTERLY DATA
The following is a tabulation of quarterly results of operations for the years 2004, 2003 and 2002 (unaudited).

	Three Months Ended
2004 (as restated)	March 31	June 30	September 30	December 31
Rents	$1,448	$1,469	$1,428	$1,560
Property expense	842	764	902	621

Operating income	606	705	526	939

Interest income	598	605	1,017	1,105
Income (loss) in equity partnerships	(1)	11	(20)	7
Other expense	1,820	1,453	1,274	1,507

Net loss from continuing operations	(617)	(132)	249	544
Discontinued operations	3,131	466	15	1,772

Net income (loss)	$2,514	$334	$264	$2,316

Earnings per share
Net income (loss)	$1.81	$0.24	$0.19	$1.67

	Three Months Ended
2003 (as restated)	March 31	June 30	September 30	December 31
Rents	$1,319	$1,297	$1,321	$1,287
Property expense	670	729	873	1,059

Operating income	649	568	448	228
Recovery of A/R written off	—	1,569	—	—
Interest income	—	614	12	—
Income (loss) in equity partnerships	(15)	—	(13)	21
Other expense	1,015	1,723	1,071	979

Net loss from continuing operations	(381)	1,028	(624)	(730)
Discontinued operations	(546)	(372)	(455)	3,426

Net income (loss)	$(927)	$656	$(1,079)	$2,696

Earnings per share
Net income (loss)	$(0.64)	$0.46	$(.75)	$1.87

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
NOTE 18. CORRECTION OF PREVIOUSLY FILED FINANCIAL STATEMENTS
The Company identified an accounting error in the financial statements related to the total Metra transactions. The error involved the establishment of a process involving the deferral of operating income or expense from the Metra properties until the sale of the property. The result is that the Company concluded that changes should be made to its financial statements for the year ending December 31, 2003 and for the year ending December 31, 2004. The resulting impact in these financial statements was to decrease net income for the year ending December 31, 2004 by $64,000 from a reported $5,492,000 to $5,428,000, an overall decrease in net income per share by $0.04 from a reported $3.95 per share to $3.91 per share. This decrease resulted from an increase in interest expense of approximately $79,000, decrease of net income fee to affiliate of $13,000, and a decrease of advisory fee to affiliate of $2,000. Total assets decreased by approximately $563,000 due to a decrease in other assets ($458,000 in 2003 and $105,000 in 2004), and total liabilities decreased by $62,000 due to a decrease in payable to affiliate of $38,000 other liabilities of $24,000.
The changes for the fiscal year ended December 31, 2003 were a decrease in net income by $436,000 from a reported $1,782,000 to $1,346,000, and a decrease on a per share basis from a reported $1.24 per share to $0.94 per share. This decrease resulted from an increase in interest expense of approximately $458,000, decrease of net income fee to affiliate of $21,000, and a decrease of advisory fee to affiliate of $1,000. Total assets decreased by approximately $51,000 due to an increase of receivable from affiliate for $22,000 and a decrease in other assets of $73,000, and total liabilities increase by $385,000 due to a decrease in other liabilities of $385,000.

SCHEDULE III
INCOME OPPORTUNITY REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

											Life on
											Which
											Depreciation
				Cost		Gross Amount		Accumu-			in Latest
		Initial Cost		Capitalized	Carried at End of Year(1)			lated	Date of		Statement
	Encum-		Building &	Subsequent to		Building &		Depreci-	Construc-	Date	of Operation
Property/Location	branches	Land	Improvements	Acquisition	Land	Improvements	Total	ation	tion	Acquired	is Computed
(dollars in thousands)
Properties Held For Investment Apartments
Brighton Court, Midland, TX	$2,843	$339	$3,051	$—	$339	$3,051	$3,390	$344	1983	06/00	40 years
Del Mar, Midland, TX	2,725	324	2,919	—	324	2,919	3,243	328	1983	06/00	40 years
Enclave, Midland, TX	2,882	324	2,919	—	324	2,919	3,243	328	1983	06/00	40 years
Meridian, Midland, TX	4,502	1,138	4,553	—	1,138	4,553	5,691	569	1983	12/99	40 years
Signature Place, Midland, TX	2,410	265	2,388	—	265	2,388	2,653	269	1983	06/00	40 years
Sinclair Place, Midland, TX	2,054	221	1,990	—	221	1,990	2,211	224	1983	06/00	40 years

Office Buildings
2010 Valley View, Farmers Branch, TX	2,426	120	479	2,979	120	3,458	3,578	1,423	1998	09/97	5-40 years
Parkway Ctr, Farmers Branch, TX	1,631	333	3,511	—	333	3,511	3,844	88	1979	12/03	5-40 years

Industrial Warehouse
Eagle Crest, Farmers Branch, TX		2,129	1,906	—	2,129	1,906	4,035	47	—	12/03	5-40 years
Land
3 Hickory Ctr, Farmers Branch, TX	—	2,804	—	296	3,100	—	3,100	—	—	—

	$21,473	$7,997	$23,716	$3,275	$8,293	$26,695	$34,988	$3,620

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Effective July 1, 2003, the Board of Directors of the Company engaged Farmer, Fuqua & Huff, P.C. as the independent accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2003. During the Company’s two most recent fiscal years ended December 31, 2002 and any subsequent interim period, the Company did not consult with Farmer, Fuqua & Huff, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter. The engagement effective July 1, 2003 of Farmer, Fuqua & Huff, P.C. as a new independent accountant for the Company necessarily resulted in the termination or dismissal of the then principal accountant which audited the Company’s financial statements for the past two fiscal years ended December 31, 2001 and 2002, BDO Seidman, LLP. BDO Seidman, LLP made a fee proposal estimate to the Company for 2003 which was greater than the fee proposal of Farmer, Fuqua & Huff, P.C. for the same work. During the Company’s two most recent fiscal years and any subsequent interim period through July 1, 2003, BDO Seidman, LLP’s report on the Company’s financial statements for those two years did not contain an adverse opinion or disclaimer of opinion, nor was such opinion qualified or modified as to uncertainty, audit scope or accounting principles, and no disagreement existed between the Company and BDO Seidman, LLP concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The decision to change accountants was approved by the then Audit Committee of the Board of Directors of the Company which then consisted of Messrs. Ted P. Stokely, Earl D. Cecil (who resigned as a director on February 29, 2004) and Martin L. White (who resigned as a director on March 15, 2004),
Effective June 1, 2004, Farmer, Fuqua & Huff, P.C. was engaged by the Audit Committees of two affiliates of the Company to serve as those entities’ independent accountant for the fiscal year ending December 31, 2004. By virtue of the other assignments for Farmer, Fuqua & Huff, P.C. with those affiliates of IOT, Farmer, Fuqua & Huff suggested that perhaps another firm should handle the audit of IOT’s financial statements for the fiscal year ending December 31, 2004 and in fact recommended Swalm & Associates, P.C. The approval of the engagement of Swalm & Associates, P.C. was given by the Audit Committee of the Board of Directors of IOT effective June 1, 2004, and a Current Report on Form 8-K for event occurring May 31, 2004 was filed with the Securities and Exchange Commission (the SEC). However, it was discovered that Swalm & Associates, P.C. had not completed the registration process with the Public Company Accounting Oversight Board (“PCAOB”). Accordingly, on June 17, 2004, the Audit Committee of the Board of Directors (consisting of Messrs. Allard, Jakuszewski and Larsen) re-engaged Farmer, Fuqua & Huff, P.C. as the independent accountants for the Company. During the short period of time of engagement of Swalm & Associates, P.C. (June 1, 2004 through June 17, 2004), Swalm & Associates, P.C. performed no work for the Company. In addition, during the Company’s two most recent fiscal years ended December 31, 2003, and any subsequent interim period through May 31, 2004, the Company did not consult with Swalm & Associates, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter.
On July 19, 2004, the Company received notification that Swalm & Associates, P.C.’s registration with the PCAOB had become effective. Effective July 22, 2004, the Audit Committee (consisting of Messrs. Allard, Jakuszewski and Larsen) of the board of Directors re-engaged the Plano, Texas firm of Swalm & Associates, P.C. as the independent accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2004. The engagement effective July 22, 2004 of Swalm & Associates, P.C. as the independent accountant for the Company necessarily resulted in the termination or dismissal of the principal accountant which had audited the Company’s financial statements for the fiscal year ended December 31, 2003, Farmer, Fuqua & Huff, P.C. During the Company’s most recent fiscal year and any subsequent interim period, Farmer, Fuqua & Huff, P.C. report on the Company’s financial statements for that year did not contain an adverse opinion or disclaimer of opinion nor was such opinion qualified or modified as to uncertainty, audit scope or accounting principles, and no disagreement existed between the Company and Farmer, Fuqua & Huff, P.C. concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
ITEM 9A. CONTROLS AND PROCEDURES
IORI, under the supervision and with the participation of its management, including IORI’s Acting Principal Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of IORI’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, as of the time of filing IORI’s original Form 10-K for the fiscal year ended December 31, 2004, IORI’s Acting Principal Executive Officer and Principal Accounting Officer concluded that IORI’s disclosure controls and procedures were effective at December 31, 2004 to ensure that information relating to IORI and its consolidated subsidiaries required to be disclosed in IORI’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in IORI’s internal control over financial reporting during the quarter ended December 31, 2004, that was believed to have materially affected or was then reasonably likely to materially affect IORI’s internal control over financial reporting.
However, subsequent to the filing of the original Form 10-K for the fiscal year ended December 31, 2004, IORI and its accountants identified a control deficiency in its internal controls over financial reporting as of April 2002 (which was not material in 2002) continued undetected through March 2005, which constituted a “material weakness” (starting in 2003) within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of an annual or interim financial statement will not be prevented or detected. The material weakness related to IORI’s accounting for the “Metra” transaction in April 2002 which included a deferral of operating income and/or expense until the time of ultimate sale of a property to an independent third party purchaser. As a result, an error was discovered that affected the consolidated balance sheet, consolidated statement of operations, consolidated statements of stockholders equity and consolidated statements of cash flows for 2002 and subsequent periods. The amounts for 2002 were not material, but the amounts for 2003 were material which caused the need for correction of the 2003 financial statements. That correction caused IORI to file an amendment on Form 10-K/A for the years ended December 31, 2003 and December 31, 2004, and a subsequent Form 10-Q/A for the quarter ended March 31, 2005 in order to restate such 2003 annual financial statements in its prior filings and to carry forward such changes in current filings. The undetected error also caused IORI’s acting principal executive officer and principal financial officer to re-evaluate and reconsider the effect on the adequacy of IORI’s disclosure controls and procedures as of the end of the period covered by the original Form 10-K for the period ended December 31, 2004. Based upon such undetected error, which was undetected for a period of almost three years, IORI’s disclosure controls and procedures involving review of all material historical transactions and supporting documents could have an impact on any current reporting periods were not effective to detect such error. Beginning after the second quarter of 2005, IORI concluded that Management will review all material historical transactions and supporting documents that could have a continuing impact upon any current reporting periods, will review quarterly on a sampling basis all non-material historical transactions that are included in financial statements for any current reporting period, and will continue the process of reviewing all current transactions included in current reporting period financial statements. Management also believes that the transaction involving the undetected error was uniquely complex and is not likely to be repeated, but Management is working with its outside consultant for guidance about other possible control procedures to ensure that in the future errors will be detected and material misstatement of annual or interim financial statements will be prevented.

ITEM 9B. OTHER INFORMATION
Not Applicable.