Form 10-Q/A
period 2005-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-09-07
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter year ended March 31, 2005
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

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,034,394 based upon a total of 298,844 shares held as of June 30, 2004 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value. As of April 30, 2005, there were 1,389,345 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

AMENDMENT NO. 1 TO
QUARTERLY REPORT ON FORM 10-Q FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.
FOR THE QUARTER ENDED MARCH 31, 2005
The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Quarterly Report on Form 10-Q for the quarter year ended March 31, 2005 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing (this Amendment No. 1 is necessary by virtue of an identified accounting error in the financial statements related to formation of certain partnerships with Metra Capital LLC in April 2002, which error evolved in the establishment of the process relating to accounting for a deferral of operating income or expense from the properties in question until the sale of the applicable property; the error correction necessitates the changes described below):
•	Pages 2-5 – Part I, Item 1. “Financial Statements.” The consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows have been revised in the following respects:
–	Decrease in interest expense by $65,000 from a reported $936,000 to $871,000.

–	Decrease in advisory fee by $1,000 from a reported $167,000 to $166,000.

–	Increase in net income fee by $12,000 from a reported $12,000 to $24,000.

–	Decrease in total “other expense” by $54,000 from a reported $1,434,000 to $1,380,000.

–	Increase in net income by $54,000 from a reported $239,000 to $293,000.

–	Increase in net income per share by $0.04 from a reported $0.17/sh to $0.21/sh.

–	Decrease in other assets by $210,000 from a reported $3,244,000 to $3,034,000 (includes $105,000 decrease in 2004 and $73,000 decrease in 2003).

–	Decrease in total assets by $210,000 from a reported $91,006,000 to $90,796,000 (includes $105,000 decrease in 2004 and $73,000 decrease in 2003).

–	Decrease in payable to affiliates by $26,000 from a reported $1,523,000 to $1,497,000 (includes $15,000 decrease in 2004 and $22,000 decrease in 2003).

–	Increase in other liabilities by $263,000 from a reported $1,081,000 to $1,344,000 (includes $26,000 decrease in 2004 and $385,000 increase in 2003).

–	Increase in accumulated deficit by $447,000 from a reported $17,967,000 to $18,414,000 (includes $64,000 increase in 2004 and $436,000 increase in 2003).
Such changes are necessitated on the basis of an accounting error relating to the Metra Transactions described in Notes 5 and 6 to the consolidated financial statements.
•	Pages 8-9 – Part I, Item 1. “Financial Statements.” This item within these pages has been amended to conform the appropriate references to the financial statement as stated above.

•	Pages 11-13 – Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations.” This item within these pages has been amended to conform the appropriate references to the financial statement as stated above.

•	Pages 13-14 – Part I, Item 4. “Controls and Procedures” This item has been revised to disclose the identification of a control deficiency in internal controls over financial reporting as of April 2002 which continued through March 2005, which was an error in the recordation of an April 2002 transaction.

•	Pages 15 – Item 1. “Legal Proceedings.” The last sentence under the paragraph subcaptioned “Innovo Realty, Inc.” has been changed to substitute the amount of $162,000 for $56,000 so that such last sentence will read, “Of the payment, the Company will recognize expense of $162,000 and a reduction of $1,476,000 in liabilities during the second quarter of 2005.

1.2

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
INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
	(dollars in thousands,
	except per share)
Assets
Real estate held for investment	$35,033	$34,988
Less—accumulated depreciation	(3,796)	(3,620)

	31,237	31,368

Related Party Notes and interest receivable	55,454	54,911
Investment in real estate partnerships	596	604
Cash and cash equivalents	214	399
Receivables from affiliates	261	261
Other assets	3,034	3,095

	$90,796	$90,638

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$44,372	$44,571
Payables to affiliates	1,497	1,248
Other liabilities	1,344	1,529

	47,213	$47,348

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 1,389,345 shares in 2005 and 1,438,945 shares in 2004	14	14
Paid-in capital	61,983	61,983
Accumulated deficit	(18,414)	(18,707)

	43,583	43,290

	$90,796	$90,638

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	(dollars in thousands, except per share)
	2005	2004
	(Restated)	(Restated)
Property revenue
Rents	$1,529	$2,136
Property expense
Property operations (including $29 in 2005 and $32 in 2004 to affiliates and related parties)	821	1,211

Operating income	708	925

Other income (loss)
Interest	974	598
Equity in loss of equity partnerships	(9)	(1)

	965	597

Other expense
Interest	871	1,118
Depreciation	177	342
Advisory fee to affiliate	166	192
Net income fee to affiliate	24	215
General and administrative	142	270

	1,380	2,137

Net income (loss) from continuing operations	293	(615)

Discontinued operations:
Loss from discontinued operations	—	(128)
Gain on sale of operations	—	3,257

	—	3,129

Net income	$293	$2,514

Earnings (loss) per share
Net income (loss) from continuing operations	$0.21	$(0.42)
Discontinued operations	—	2.17

Net income	$0.21	$1.75

Weighted average common shares used in computing earnings per share	1,389,345	1,438,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(dollars in thousands)
Balance, January 1, 2005 (as restated)	1,389,345	$14	$61,983	$(18,707)	$43,290

Net income (as restated)	—	—	—	293	293

Balance, March 31, 2005 (as restated)	1,389,345	$14	$61,983	$(18,414)	$43,583

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
	(dollars in thousands)
Cash Flows from Operating Activities
Net income/(loss)	$293	$2,514
Reconciliation of net income (loss) to net cash used by operating activities
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	246	347
Gain on sale of real estate	—	(3,257)
Loss of equity partnerships	9	1
(Increase) decrease in interest receivable	(543)	209
Decrease (Increase) in other assets	298	(129)
(Decrease) Increase in interest payable	(125)	17
(Decrease) Increase in other liabilities	(538)	385

Net cash provided by (used in) operating activities	(360)	87

Cash Flows from Investing Activities
Funding of equity partnerships	—	—
Real estate improvements	—	—
Proceeds from sale of real estate	—	1,437
Advances from (payments to) advisor	249	(2,082)

Net cash provided by (used in) investing activities	249	(645)

Cash Flows from Financing Activities
Payments on notes payable	$(74)	$(586)
Proceeds on notes payable	—	1,193
Deferred financing costs	—	5

Net cash provided by (used in) financing activities	(74)	612

Net increase in cash and cash equivalents	$(185)	$54
Cash and cash equivalents, beginning of period	399	58

Cash and cash equivalents, end of period	$214	$112

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$978	$1,107
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
On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by Unified Housing Foundation, Inc. (“UHF”) for Unified Housing of Parkside Crossing, LLC to Regis Realty I, LLC (“Regis I”) and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a paydown in the amount of $1,335,378 of certain intercompany receivables.
On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a paydown in the amount of $1,151,954 of certain intercompany receivables.
On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a paydown in the amount of $915,881 of certain intercompany receivables.
On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a paydown in the amount of $1,944,640 of certain intercompany receivables.
On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for Unified Housing of McKinney, LLC (“UHM”) to Transcontinental Eldorado, Inc. was assigned from Transcontinental Realty Investors, Inc. (“TCI”) to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Transcontinental Treehouse Corporation (“Treehouse-IR”) from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Housing for Seniors of Humble, LLC (“Humble”) to NLP Lakeshore Villas, LLC (“NLP”) was assigned from American Realty Investors, Inc. (“ARI”) to IORI as a paydown in the amount of $6,363,360 of certain intercompany receivables.
On December 30, 2003, a Secured Promissory Note in the amount of $2,000,000 given by Humble to NLP was assigned from ARI to IORI as additional paydown in the amount of $2,000,000 of certain intercompany receivables.
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
NOTE 6. RELATED PARTY TRANSACTIONS
On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by Unified Housing Foundation, Inc. (“UHF”) for Unified Housing of Parkside Crossing, LLC to Regis Realty I, LLC (“Regis I”) and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a paydown in the amount of $1,335,378 of certain intercompany receivables.
On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a paydown in the amount of $1,151,954 of certain intercompany receivables.
On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a paydown in the amount of $915,881 of certain intercompany receivables.
On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a paydown in the amount of $1,944,640 of certain intercompany receivables.
On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from TCI to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Treehouse-IR from IORI.
On December 30, 2003, a Promissory Note in the amount of $6.3 million given by Humble to NLP was assigned from ARI to IORI. On December 30, 2003, a Promissory Note in the amount of $2.0 million given by Humble to NLP was assigned from ARI to IORI. These assignments were payments in the amount of $8.3 million on certain intercompany receivables due to IORI.
On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.
The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of March 31, 2005.

	SWI	TCI
Balance, December 31, 2004 (as restated)	(1,248)	$261
Cash transfers	553	—
Cash repayments	(592)	—
Other additions	—	—
Other repayments (as restated)	(210)	—

Balance, March 31, 2005 (as restated)	(1,497)	$261

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
Presented below is the operating income and assets of each operating segment.

Three Months Ended
March 31, 2005		Commercial
(Restated)	Land	Properties	Apartments	Total
Rents	$—	$322	$1,207	$1,529
Property operating expenses	—	211	610	821

Operating income (loss)	$—	$111	$597	$708

Depreciation	$—	$66	$111	$177
Interest	221	326	324	871
Real estate improvements	—	45	—	45
Assets	—	12,979	18,258	31,237

Three Months Ended
March 31, 2004		Commercial
(Restated)	Land	Properties	Apartments	Total
Rents	$—	$722	$1,414	$2,136
Property operating expenses	—	388	823	1,211

Operating income (loss)	$—	$334	$591	$925

Depreciation	$—	$188	$154	$342
Interest	325	324	469	1,118
Real estate improvements	—	—	—	—
Assets	44	21,917	26,149	48,110
NOTE 8. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.
Revenue, fees and cost reimbursements to its advisors and affiliates for the three months ended:

	For the Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Fees
Advisory	$166	$192
Net income	24	215
Property and construction management and leasing commission	29	32

	$219	$439

Cost reimbursements	$19	$19

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
The Company reported net income of $293,000 for the three months ended March 31, 2005, which included the following changes: depreciation and amortization of $246,000, decreases in other assets of $298,000, increases in interest receivable of $543,000, decreases in interest payable of $125,000, loss on equity partnership of $9,000, and decreases in other liabilities of $538,000. Net cash used in operating activities amounted to $360,000 for the three months ended March 31, 2005. During the quarter ended March 31, 2005, the decrease in other liabilities was primarily due to a decrease in prepaid property taxes and the decrease in other assets was primarily due to a decrease in deposits and accounts receivable. Net cash provided by investing activities of $249,000 was the advances from SWI. Net cash used in financing activities of $74,000 was the payments on notes payable.
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
Results of Operations
For the first quarter of 2005, IORI had a net income of $293,000 as compared to $2.5 million for the corresponding period in 2004, The net income in 2004 was boosted by the gain on sale of a property totaling $3.3 million. No property was sold in 2005. Fluctuations in components of revenue and expense between the 2005 and 2004 periods are discussed below.
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
Interest expense was $871,000 in 2005 versus $1.1 million in 2004. The decrease in 2005 from 2004 was primarily due to the retirement of four notes payable from sale of properties during 2004.
Depreciation expense was $177,000 in 2005 versus $342,000 in 2004. The decrease in 2005 from 2004 was due to sale of properties and fully depreciated tenant improvements in 2004.
Advisory fee to affiliate was $166,000 in 2005 versus 192,000 in 2004. The decrease in 2005 from 2004 was due to changes in gross assets, the basis of the fee. See NOTE 8. “ADVISORY FEES.”
IORI paid a net income fee of $24,000 in 2005. The net income fee is based on 7.5% of IORI’s net income.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
At March 31, 2005, IORI’s exposure to a change in interest rates on its debt is as follows:

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Wholly-owned debt:
Variable rate	$10,133	7.87%	$101

Total decrease in IORI’s annual
Net income			$101

Per share			$0.07

ITEM 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this report, IORI carried out an evaluation, under the supervision and with the participation of IORI’s management, including IORI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of IORI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, at the time of filing of its Form 10-Q for the quarter ended March 31, 2005, IORI’s Acting Principal Executive Officer and principal accounting officer concluded that IORI’s disclosure controls and procedures were then effective in timely alerting him to material information relating to IORI (including its consolidated subsidiaries) required to be included in IORI’s periodic SEC filings.

However, subsequent to the filing of the original Form 10-Q for the quarter ended March 31, 2005, IORI and its accountants identified a control deficiency in its internal controls over financial reporting as of April 2002 (which was not material in 2002) which continued undetected through March 2005, which constituted a “material weakness” (starting in 2003) within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of an annual or interim financial statement will not be prevented or detected. The material weakness related to IORI’s accounting for the “Metra” transaction in April 2002 which included a deferral of operating income and/or expense until the time of ultimate sale of a property to an independent third party purchaser. As a result, an error was discovered that affected the consolidated balance sheet, consolidated statement of operations, consolidated statements of stockholders equity and consolidated statements of cash flows for 2002 and subsequent periods. The amounts for 2002 were not material, but the amounts for 2003 were material which caused the need for correction of the 2003 financial statements. That correction caused IORI to file an amendment on Form 10-K/A for the years ended December 31, 2003 and December 31, 2004, and a subsequent Form 10-Q/A for the quarter ended March 31, 2005 in order to restate such 2003 annual financial statements in its prior filings and to carry forward such changes in current filings. The error also caused IORI’s acting principal executive officer and principal financial officer to re-evaluate and reconsider the effect on the adequacy of IORI’s disclosure controls and procedures as of the end of the period covered by the original Form 10-K for the period ended December 31, 2004. Based upon such error, IORI’s disclosure controls and procedures involving review of all material historical transactions and supporting documents could have an impact on any current reporting periods were not effective to detect such error. Beginning after that second quarter of 2005, IORI concluded that Management will review all material historical transactions and supporting documents that could have a continuing impact upon any current reporting periods, will review quarterly on a sampling basis all non-material historical transactions that are included in financial statements for any current reporting period, and will continue the process of reviewing all current transactions included in current reporting period financial statements. Management also believes that the transaction involving the error was uniquely complex and is not likely to be repeated, but Management is working with its outside consultant for guidance about other possible control procedures to ensure that in the future errors will be detected and material misstatement of annual or interim financial statements will be prevented.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Innovo Realty, Inc. On August 10, 2004, three entities, including the Company, instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Herbert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management, Inc., Defendants. Plaintiffs’ complaint alleges that a former director of American Realty Investors, Inc. (“ARI”), and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or are controlled by, the former director of ARI. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as prepayment of a preferred return, along with a delegation of management to another entity, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company will recognize expense of $162,000 and a reduction of $1,476,000 in liabilities during the second quarter of 2005.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period of time covered by this Report, the Company did not repurchase any of its equity securities. The following table sets for a summary by month for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the program specified below:

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