Form 10-K/A
period 2003-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-09-29
CIK 949961

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

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,034,394 based upon a total of 298,844 shares held as of June 30, 2004 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value. As of March 18, 2005, there were 1,389,345 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

AMENDMENT NO. 2 TO
ANNUAL REPORT ON FORM 10-K FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.
     The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing as previously amended by Amendment No. 1 (this Amendment No. 2 is necessitated by virtue of certain comments of the Staff of the Securities and Exchange Commission by letter dated September 19, 2005):
•	Page 26 – Report of Independent Registered Public Accounting Firm has been amended to provide the city and state where the report is issued.
•	Pages 42-43 –Item 8. “Financial Statements.” Note 5 to the consolidated financial statements is further amended to provide enhanced disclosure with respect to the Metra transaction.
•	Exhibit 31.1 – Certification required by Exchange Act Rules 13a-14(a) and 15d-14(a).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.
     Date: September 28, 2005.

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
/s/ Farmer, Fuqua & Huff, P.C.
Farmer, Fuqua & Huff, P.C.
Plano, Texas
March 12, 2004, except for the effects of the changes contained in Notes 5 and 18, which are dated August 19, 2005

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
In April 2002, the Company transferred all of its residential properties to partnerships formed with Metra Capital LLC (“Metra”). The properties included the 60-unit Brighton Court, the 92-unit Del Mar, the 68-unit Enclave, the 280-unit Meridian, the 57-unit Signature, and the 114-unit Sinclair, all located in Midland, Texas, and the 106-unit Treehouse located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. A former director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. The transfer constituted 23% of the total assets of the Company as of December 31, 2001. The transfer price for the properties totaled $26.2 million, of which the Company received $5.3 million in cash after the payment of $15.9 million in debt and various closing costs. Management determined to account for the transaction as a refinancing transaction (rather than a sale) in accordance with SFAS 66 “Accounting for Sales of Real Estate.” At the time of the transaction in April 2002, ARI was a related party to the Company by virtue of ARI’s subsidiaries’ ownership of approximately 28.5% of the then outstanding common stock of the Company, and the fact that ARI and the Company had the same persons as executive officers. The compensation price for the properties transferred totaled $26.2 million and possible additional contingent consideration depending upon the sale price of the properties by the Metra partnerships. The Company also received $5.2 million in value of 8% in non-recourse, non-convertible preferred stock of Innovo. Based upon the prospect of additional consideration, ultimate continued involvement through the preferred stock and the related-party nature of the former ARI director’s involvement, as well as the Company retaining a right to approve the price of any ultimate sale by a Metra partnership of the properties, and a process by which the Company effectively guaranteed a preferential return to the Metra investors, management determined that the transaction must be classified as a financing transaction and not a sale. The Company continued to be able to exert control over the Metra partnerships, and no sale was recorded. The Treehouse property was subsequently sold to a non-related party in February 2004, and all of its debts have been repaid to the lenders at the time of the sale. During August 2004, certain entities, including the Company, instituted an action in a Texas state court against Innovo and Metra and others over the process, as well as distribution questions. During April 2005, a resolution of the litigation occurred settling all liabilities remaining from the original partnership arrangements which included a return of the Metra investor equity, prepayment of prospective asset management fees and miscellaneous fees and transaction costs from the Company and the other plaintiffs as a payment of the Preferential Return along with the delegation of management to another entity. Of the payment made, the Company recognized expense of $56,000 and a reduction of $1,476,000 in liabilities during the second quarter of 2005.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
NOTE 5. NOTES AND INTEREST PAYABLE (Continued)
In 2003, IORI refinanced the following properties:

		Sq.Ft/			Net Cash Received/
Property	Location	Acres	Debt Incurred	Debt Discharged	(Paid)	Interest Rate		Maturity Date
Office Building 2010 Valley View	Farmers Branch, TX	40,066	$2,436	$1,778	547	6.25%		10/08
Travelers Land	Farmers Branch, TX	97,361	$5,000	$4,225	—	6.00	%(1)	12/06

(1) Variable Rate
NOTE 6. RELATED PARTY TRANSACTIONS
In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation (“Rosedale), a wholly-owned subsidiary of American Realty Investors, Inc. (“ARI”), a related party, for $5.1 million cash. Rosedale owned the 83,331 sq. ft. Rosedale Towers Office Building in Roseville, Minnesota. ARI guaranteed that the asset would produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI agreed to pay IORI any shortfall. Management recorded this related party transaction as a note receivable from ARI. In the first quarter of 2002, after reviewing the property’s fair value after costs to sell, even though ARI has guaranteed the 12% return, IORI recognized a provision for loss on the note receivable of $767,000. In December 2002, the Rosedale Towers Office Building was sold for $7.2 million. ARI received $3.5 million of the proceeds after the payment of the first lien debt and various closing costs, and IORI recognized an additional loss of $801,000 on this note. The $3.5 million received by ARI is included within other assets in the accompanying Consolidated Balance Sheet. In the second quarter of 2003, IORI received a $2. million paydown from ARI on the receivable. In the third quarter of 2003, the remaining $1.5 million was collected.