Form 10-K/A
period 2004-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-09-29
CIK 949961

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

AMENDMENT NO. 4 TO
ANNUAL REPORT ON FORM 10-K FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.
     The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing as previously amended by Amendment Nos. 1, 2 and 3 (this Amendment No. 4 is necessitated by virtue of certain comments of the Staff of the Securities and Exchange Commission by letter dated September 19, 2005):
•	Pages 30-31 – Reports of Independent Registered Public Accounting Firm has been amended to provide the city and state where each report is issued.

•	Pages 46-47 – Item 8. “Financial Statements.” Note 5 to the consolidated financial statements is further amended to provide enhanced disclosure with respect to the Metra transaction.

•	Exhibit 31.1 – Certification required by Exchange Act Rules 13a-14(a) and 15d-14(a).

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

REPORT INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of

Income Opportunity Realty Investors, Inc.
We have audited the accompanying consolidated balance sheet of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.
/s/ Swalm & Associates, P.C.
Swalm & Associates, P.C.
Plano, Texas
March 2, 2005, except for the effects of the changes contained in Notes 5 and 18, which are dated August 19, 2005

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

$44,342

Notes payable at December 31, 2004, bear interest at rates ranging from 4.48% to 9.56% and mature between 2005 and 2012. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $31.4 million. As indicated in the foregoing schedule, the book value of notes payable decreased $16.1 million in 2004 from 2003 due to retirement of notes payable resulting from sale of four properties during 2004. See ITEM 7. “MANAGEMENT’S DISCUSSIN AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Obligations and Commitments” and ITEM 7A. “QUANTIATIVE AND QUALIFATIVE DISCLOSURES ABOUT MARKET RISK—Liabilities.”
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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
In 2004, IORI refinanced the following property:

		Sq.Ft/			Net Cash Received/
Property	Location	Acres	Debt Incurred	Debt Discharged	(Paid)	Interest Rate		Maturity Date
Office Building Chuck Yeager	Chantilly, VA	60,060	$5,500	$4,307	$1,193	5.25	%(1)	1/07

(1)	Variable Rate
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
On September 30, 2004, a Secured Promissory Note in the amount of $835,668 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a paydown in the same amount of certain intercompany receivables due to IORI.
On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Reig I to IORI as a paydown in the same amount of certain intercompany receivables due to IORI.
On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from TCI to ior as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Treehouse-IR from IORI.