Form 10-Q/A
period 2005-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-09-29
CIK 949961

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

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No☑
     The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,034,394 based upon a total of 298,844 shares held as of June 30, 2004 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value. As of March 18, 2005, there were 1,389,345 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

AMENDMENT NO. 2 TO
QUARTERLY REPORT ON FORM 10-Q FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.
FOR THE QUARTER ENDED MARCH 31, 2005
     The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Quarterly Report on Form 10-Q for the quarter year ended March 31, 2005 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing and/or Amendment No. 1 (this Amendment No. 2 is necessitated by virtue of certain comments of the Staff of the Securities and Exchange Commission by letter dated September 19, 2005):
•	Pages 7-8 — Item 1. “Financial Statements.” Note 5 to the consolidated financial statements is further amended to provide enhanced disclosure with respect to the Metra transaction.

•	Exhibit 31.1 — Certification Required by Exchange Act Rules 13a-14(a) and 15d-14(a).

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
On October 14, 2003, IORI purchased, sold and conveyed an office building known as One Hickory Centre, and sold 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The remaining difference of which was as a result of prorations and various expenses paid by IORI in connection with the closing of the transaction. The note bears interest at 5.5% per annum. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,976,715. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various prorations. The note bears interest at 5.5% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand or, if no demand is made prior thereto, on June 30, 2006, with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bears interest at 5.5% per annum.
NOTE 4. RECEIVABLE FROM AND PAYABLE TO AFFILIATES
Related Party. On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor without interest, in an amount up to $5 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. From time-to-time, IORI and its affiliates and related parties have made unsecured advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI’s financial statements as other assets. At March 31, 2005 and 2004, IORI held a receivable of $261,000 from TCI. IORI had payables of $1.5 million and $1.3 million to SWI at March 31, 2005 and December 31, 2004, respectively. See also NOTE 6. “RELATED PARTY TRANSACTIONS.”
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
NOTE 6. RELATED PARTY TRANSACTIONS
On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by Unified Housing Foundation, Inc. (“UHF”) for Unified Housing of Parkside Crossing, LLC to Regis Realty I, LLC (“Regis I”) and the accrued interest receivable of $112,878 wee assigned from Regis I to IORI as a paydown in the amount of $1,335,378 of certain intercompany receivables.
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
On December 30, 2003, a Promissory Note in the amount of $6.3 million given by Humble to NLP was assigned from ARI to IORI. On December 30, 2003, a Promissory Note in the amount of $2 million given by Humble to NLP was assigned from ARI to IORI. These assignements were payments in the amount of $8.3 million on certain intercompany receivables due to IORI.
On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor, in an amount up to $5 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.
The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of March 31, 2005:

	SWI	TCI
Balance, December 31, 2004 (as restated)	(1,248)	261
Cash transfers	553	—
Cash repayments	(592)	—
Other additions	—	—
Other repayments (as restated)	(210)	—

Balance, March 31, 2005 (as restated)	(1,497)	261

Returns on Metra Properties. As described in Note 5, IORI sold all of its residential properties during 2002 to partnerships controlled by Metra. The partnership agreement for each of these partnerships states that the Metra Partners, as defined, receives cash flow distributions at least quarterly in an amount sufficient to provide them with a fifteen percent cumulative compounded annual rate of return on their invested capital, as well as a cumulative annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these residential properties. These distributions to the Metra Partners are to have priority over distributions to any of the other partners. See also ITEM 1. “LEGAL PROCEEDINGS” in PART II. “OTHER INFORMATION” concerning resolution of other litigation and a reduction of liabilities of $1,476.000.

8