Form 10-K/A
period 2003-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-11-08
CIK 949961

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

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,034,394 based upon a total of 298,844 shares held as of June 30, 2004 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value. As of March 18, 2005, there were 1,389,345 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

AMENDMENT NO. 3 TO
ANNUAL REPORT ON FORM 10-K FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.
     The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing and/or Amendment Nos. 1 and 2 (this Amendment No. 3 is necessitated by virtue of an oral request/comment of the Staff of the Securities and Exchange Commission on October 28, 2005).
•	Pages 25-46 – “Financial Statements and Supplementary Data.” The Reports of Independent Registered Public Accounting Firms (pages 26-27) have been updated for a subsequent review. The consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows (pages 28-33) and Notes to Consolidated Financial Statements (pages 34-46) have been revised to consolidate all prior amendments to this item.

•	Exhibit 31.1 – Certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) (refiled as required by Rule 12b-15).

•	Exhibit 32.1 – Certification pursuant to 18 U.S.C. § 1350 (refiled as required by Rule 12b-15).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.
     Date: November 7, 2005.

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
Farmer, Fuqua, & Huff, P.C.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
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
	(Restated)
Fees
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
Liquidity. Management anticipates that IORI will generate excess cash from operations in 2003 due to increased rental rates and occupancy at its properties, however, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.
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

SCHEDULE III
INCOME OPPORTUNITY REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

				Cost	Gross Amount
		Initial Cost		Capitalized	Carried at End of Year (1)
	Encum-		Building &	Subsequent to		Building &
Property/Location	brances	Land	Improvements	Acquisition	Land	Improvements	Total
	(dollars in thousands)
Properties Held For Investment
Apartments
Brighton Court, Midland, TX	$2,843	$339	$3,051	$—	$339	$3,051	$3,390
Del Mar, Midland, TX	2,725	324	2,919	—	324	2,919	3,243
Enclave, Midland, TX	2,882	324	2,919	—	324	2,919	3,243
Meridian, Midland, TX	4,502	1,138	4,552	—	1,138	4,552	5,690
Signature Place, Midland, TX	2,410	265	2,388	—	265	2,388	2,653
Sinclair Place, Midland, TX	2,054	221	1,990	—	221	1,990	2,211
Treehouse, San Antonio, TX	3,752	375	2,124	259	375	2,383	2,758
Treehouse, Irving, TX	5,083	716	6,771	—	716	6,771	7,487
Office Buildings 2010 Valley View, Farmers Branch, TX	2,425	120	479	2,979	120	3,458	3,578
Akard Plaza, Dallas, TX	1,966	734	2,936	454	734	3,390	4,124
Chuck Yeager, Chantilly, VA	4,336	1,080	4,321	1,566	1,080	5,887	6,967
Parkway Ctr, Farmers Branch, TX	1,631	333	3,511	—	333	3,511	3,844
Industrial Warehouse Eagle Crest, Farmers Branch, TX		2,129	1,906	—	2,129	1,906	4,035
Land Frankel, Midland County, TX	—	44	—	—	44	—	44
3 HickoryCtr, FarmersBranch, TX	—	2,804	—	296	3,100	—	3,100

	$36,609	$10,946	$39,867	$5,554	$11,242	$45,125	$56,367

				Life on
				Which
				Depreciation
				in Latest
				Statement
	Accumulated	Date of	Date	of Operation
Property/Location	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Properties Held For Investment
Apartments
Brighton Court, Midland, TX	$267	1983	06/00	40 years
Del Mar, Midland, TX	255	1983	06/00	40 years
Enclave, Midland, TX	255	1983	06/00	40 years
Meridian, Midland, TX	455	1983	12/99	40 years
Signature Place, Midland, TX	174	1983	06/00	40 years
Sinclair Place, Midland, TX	209	1983	06/00	40 years
Treehouse, San Antonio, TX	844	1975	09/89	5-40 years
Treehouse, Irving, TX	—	1974	12/03	5-40 years
Office Buildings 2010 Valley View, Farmers Branch, TX	1,264	1998	09/97	5-40 years
Akard Plaza, Dallas, TX	785	1984	12/97	5-40 years
Chuck Yeager, Chantilly, VA	1,494	1991	01/97	5-40 years
Parkway Ctr, Farmers Branch, TX	—	1979	12/03	5-40 years
Industrial Warehouse Eagle Crest, Farmers Branch, TX	—	—	12/03	5-40 years
Land Frankel, Midland County, TX	—	—	06/00
3 HickoryCtr, FarmersBranch, TX	—	—	—

	$6,002

(1)	The aggregate cost for Federal income tax purposes is $34.7 million.

SCHEDULE III
INCOME OPPORTUNITY REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION

	2003	2002	2001
	(dollars in thousands)
Reconciliation of Real Estate Balance at January 1,	$82,252	$95,190	$91,837
Additions
Acquisitions and Improvements	15,365	677	3,466
Deductions
Retirements	—	(462)	(113)
Sale of real estate	(41,250)	(13,153)	—

Balance at December 31,	$56,367	$82,252	$95,190

Reconciliation of Accumulated Depreciation Balance at January 1,	$7,502	$7,875	$5,560
Additions
Depreciation	1,552	1,867	2,427
Deductions
Retirements	—	—	(112)
Sale of real estate	(3,052)	(2,240)	—

Balance at December 31,	$6,002	$7,502	$7,875

SCHEDULE IV
INCOME OPPORTUNITY REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE

	2003	2002	2001
	(dollars in thousands)
Balance at January 1,	$—	$500	$1,500
Additions
New mortgage loans	45,531	7,109	—
Deductions
Amounts charged off	—	(1,568)	—
Collections of principal by IORI	—	(500)	—
Collections of principal by affiliates	—	(5,541)	(1,000)

Balance at December 31,	$45,531	$—	$500