Form 10-K/A
period 2004-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-11-08
CIK 949961

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

AMENDMENT NO. 5 TO
ANNUAL REPORT ON FORM 10-K FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.
     The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing as previously amended by Amendment Nos. 1, 2, 3 and 4 (this Amendment No. 5 is necessitated by virtue of an oral request/comment of the Staff of the Securities and Exchange Commission on October 28, 2005):
•	Pages 29-54 — Item 8. “Financial Statements and Supplementary Data.” The Reports of Independent Registered Public Accounting Firms (Pages 30-32) have been updated for a subsequent review. The consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows (Pages 33-38) and Notes to Consolidated Financial Statements (Pages 39-55) have been revised to consolidate all prior amendments to this Item.

•	Exhibit 31.1 — Certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) (refiled as required by Rule 12b-15).

•	Exhibit 32.1 — Certification pursuant to 18 U.S.C. § 1350 (refiled as required by Rule 12b-15).

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
	(dollars in thousands, except per share)
Property revenue
Rents	$5,905	$5,224	$5,298
Property expense
Property operations	3,129	3,331	2,748

Operating income	2,776	1,893	2,550
Other income
Interest	3,325	626	270
Equity in income (loss) of equity partnerships	(3)	(7)	862
Recovery of loss provision on receivable from related party	—	1,569	—

	3,322	2,188	1,132

Other expense
Interest	3,570	1,812	1,457
Depreciation	740	816	748
Advisory fee to affiliate	741	424	714
Net income fee to affiliate	440	109	169
Provision for loss on receivable from related party	—	—	1,568
Provision for Asset Impairment	—	848	—
General and administrative	563	779	1,038

	6,054	4,788	5,694
Net income (loss) from continuing operations	44	(707)	(2,012)

Discontinued operations:
Income (loss) from operations	(89)	(1,771)	(3,055)
Gain on sale of real estate by equity investees	—	—	383
Gain on sale of operations	5,473	3,824	6,769

Net income (loss) from discontinued operations	5,384	2,053	4,097

Net income (loss)	$5,428	$1,346	$2,085

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)

	For the Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
	(dollars in thousands, except per share)
Earnings per share
Net income (loss) from continuing operations	$0.03	$(0.49)	$(1.40)
Discontinued operations	3.88	1.43	2.85

Net income (loss)	$3.91	$0.94	$1.45

Weighted average shares of Common Stock used in computing earnings per share	1,389,345	1,438,945	1,438,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(dollars in thousands, except shares)
Balance, January 1, 2002	1,438,945	14	62,774	(27,566)	35,222
Net income	—	—	—	2,085	2,085

Balance, December 31, 2002	1,438,945	14	62,774	(25,481)	37,307
Net income (as restated)	—	—	—	1,346	1,346

Balance, December 31, 2003 (as restated)	1,438,945	$14	$62,774	$(24,135)	$38,653
Repurchase of Common Stock	(49,600)	—	(791)	—	(791)
Net income (as restated)	—	—	—	5,428	5,428

Balance, December 31, 2004 (as restated)	1,389,345	$14	$61,983	$(18,707)	$43,290

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
Recent accounting Pronouncements. SFAS No. 151 — In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.
SFAS No. 152 — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.
SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
SFAS No. 123 — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
SFAS No. 153 — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial position or results of operations of IORI.
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

$44,342

Notes payable at December 31, 2004, bear interest at rates ranging from 4.48% to 9.56% and mature between 2005 and 2012. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $31.4 million. As indicated in the foregoing schedule, the book value of notes payable decreased $16.1 million in 2004 from 2003 due to retirement of notes payable resulting from sale of four properties during 2004. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Obligations and Commitments” and ITEM 7A. “QUANTIFICATIVE AND QUALIFICATIVE DISCLOSURES ABOUT MARKET RISK—Liabilities.”
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

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
In 2004, IORI refinanced the following property:

		Sq.Ft/			Received/	Interest	Maturity
Property	Location	Acres	Debt Incurred	Debt Discharged	(Paid)	Rate	Date
Office Building
Chuck Yeager	Chantilly, VA	60,060	$5,500	$4,307	$1,193	5.25%(1)	1/07

(1)	Variable Rate
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