Form 10-Q/A
period 2005-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-11-08
CIK 949961

FORM 10-Q/A
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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
1755 Wittington Place, Suite 340
Dallas, Texas

(Address of principal executive offices)
75234

(Zip Code)

(Former name, former address and former fiscal year,
if changed since last report)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐. No ☐.
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	4,168,035 shares (Outstanding at November 4, 2005)

AMENDMENT NO. 3 TO
QUARTERLY REPORT ON FORM 10-Q FOR
INCOME OPPORTUNITY REALTY INVESTORS, INC.
FOR THE QUARTER ENDED MARCH 31, 2005
          The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Quarterly Report on Form 10-Q for the quarter year ended March 31, 2005 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing and/or Amendment Nos. 1 and 2 (this Amendment No. 3 is necessitated by virtue of an oral request/comment of the Staff of the Securities and Exchange Commission on October 28, 2005):
•	Pages 4-12—Part I, Item 1. “Financial Statements.” The consolidated financial statements and related Notes are further amended to consolidate all prior amendments.

•	Exhibit 31.1 – Certification Required by Exchange Act Rules 13a-14(a) and 15d-14(a) (refiled as required by Rule 12b-15).

•	Exhibit 32.1—Certification Pursuant to 18 U.S.C. § 1350 (refiled as required by Rule 12b-15).

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.
     Dated: November 7, 2005.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
By:	/s/ Robert N. Crouch II
Robert N. Crouch II, Executive Vice President, Chief
Financial Officer and Acting Principal Executive Officer

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
NOTE 5. NOTES AND INTEREST PAYABLE
In April 2002, the Company transferred all of its residential properties to partnerships formed with Metra Capital LLC (“Metra”). The properties included the 60-unit Brighton Court, the 92-unit Del Mar, the 68-unit Enclave, the 280-unit Meridian, the 57-unit Signature, the 114-unit Sinclair, located in Midland, Texas, and the 106-unit Treehouse, located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. A former director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. The transfer constituted 23% of the total assets of IORI as of December 31, 2001. The transfer price for the properties totaled $26.2 million, of which the Company received $5.3 million in cash after the payment of $15.9 million in debt and various closing costs. Management determined to account for the transaction as a refinancing transaction (rather than a sale) in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” At the time of the transaction in April 2002, ARI was a related party to the Company by virtue of ARI’s subsidiaries’ ownership of approximately 28.5% of the then outstanding common stock of the Company, and the fact that ARI and the Company had the same persons as executive officers. The compensation price for the properties transferred totaled $26.2 million and possible additional contingent consideration depending upon the sale price of the properties by the Metra Partnerships. The Company also received $5.2 million in value of 8% in non-recourse, non-convertible preferred stock of Innovo. Based upon the prospect of additional consideration, ultimate continued involvement through the preferred stock and the related-party nature of the former ARI director’s involvement, as well as the Company retaining a right to approve the price of any ultimate sale by a Metra partnership of the properties, and a process by which the Company effectively guaranteed a preferential return to the Metra investors, management determined that the transaction must be classified as a financing transaction and not a sale. The Company continued to be able to exert control over the Metra partnerships, and no sale was recorded. The Treehouse property was subsequently sold to a non-related party in February 2004, and all of its debts have been repaid to the lenders at the time of the sale. During August 2004, certain entities, including the Company, instituted an action in a Texas state court against Innovo and Metra and others over the process, as well as distribution questions. During April 2005, a resolution of the litigation occurred settling all liabilities remaining from the original partnership arrangements which included a return of the Metra investor equity, prepayment of prospective asset management fees and miscellaneous fees and transaction costs from the Company and the other plaintiffs as a payment of the Preferential Return along with the delegation of management to another entity. Of the payment made, the Company recognized expense of $56,000 and a reduction of $41,476,000 in liabilities during the second quarter of 2005.
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