Form 10-Q
period 2005-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2005-11-14
CIK 949961

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO
Commission File Number 0-8187
INCOME OPPORTUNITY REALTY INVESTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2615944

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1755 Wittington Place, Suite 340
Dallas, Texas

(Address of principal executive offices)
75234

(Zip Code)
(800) 400-6407
(Registrant’s telephone number including area code)

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	4,168,035 (Outstanding at September 30, 2005)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The accompanying Consolidated Financial Statements as of and for the three months ended September 30, 2005, have not been audited by independent certified public accountants, but in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.
INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
		(Restated)
	(dollars in thousands,
	except per share)
Assets
Real estate held for investment	35,068	$34,988
Less—accumulated depreciation	(4,287)	(3,620)

	30,781	31,368

Notes and interest receivable	62,876	54,911
Investment in real estate partnerships	560	604
Cash and cash equivalents	71	399
Receivables from affiliates	1,275	261
Other assets	3,010	3,095

	98,573	$90,638

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	53,089	$44,571
Payables to affiliates	—	1,248
Other liabilities	606	1,529

	53,695	47,348

Minority interest	475	—

Stockholders’ equity:
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 4,168,035 shares in 2005 and 4,316,835 shares in 2004	42	14
Paid-in capital	61,955	61,983
Accumulated deficit	(17,594)	(18,707)

	44,403	43,290

	98,573	90,638

These numbers reflect corrections for discontinued operations, the issuance of 3-for-1 stock dividends, and the accounting error related to a deferral of operating income and/or expense. See “NOTE 1. BASIS OF PRESENTATION”.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(dollars in thousands, except per share)
	2005	2004	2005	2004
		(Restated)		(Restated)
Property revenue:
Rents	$1,688	$1,662	$4,830	$5,091
Property expense:
Property operations	870	975	2,516	2,705

Operating income	818	687	2,314	2,386

Other income (loss):
Interest	979	1,017	2,937	2,220
Equity in income (loss) of equity partnerships	(17)	(20)	(45)	(9)

	962	997	2,892	2,211

Other expense:
Interest	989	828	2,487	2,776
Depreciation	189	250	539	779
Advisory fee to affiliate	165	179	502	573
Net income fee to affiliate	25	4	92	246
General & Administrative	132	95	473	540

	1,500	1,356	4,093	4,914

Net income (loss) from continuing operations	280	328	1,113	(317)

Discontinued operations:
(Loss)/Income from discontinued operations	—	(7)	—	(182)
Gain on sale of operations	—	15	—	3,689

		8		3,507

Net income (loss)	$280	$336	$1,113	$3,190

Earnings (loss) per share:
Net loss from continuing operations	$0.07	$0.07	$0.27	$(0.07)
Discontinued operations	—	0.01	—	0.81

Net income (loss)	$0.07	$0.08	$0.27	$0.74

Weighted average common shares used in computing earnings per share	4,168,035	4,316,835	4,168,035	4,316,835

These numbers reflect corrections for the discontinued operations, the issuance of 3-for-1 stock dividends, and the accounting error related to a deferral of operating income and/or expense. See “NOTE 1. BASIS OF PRESENTATION”.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(dollars in thousands)
Balance, January 1, 2005 (Restated)	1,389,345	$14	$61,983	$(18,707)	$43,290

Common Stock Dividends	2,778,690	28	(28)	—	—

Net income	—	—	—	1,113	1,113

Balance, September 30, 2005	4,168,035	$42	$61,955	$(17,594)	$44,403

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2005	2004
		(Restated)
	(dollars in thousands)
Cash Flows from Operating Activities Net income/(loss)	$1,113	$3,190
Reconciliation of net income (loss) to net cash used by operating activities Adjustments to reconcile net income (loss) to net cash used in operating activities Depreciation and amortization	502	779
Gain on sale of real estate	—	(3,689)
Loss (gain) on equity partnerships	44	9
Increase in interest receivable	(965)	(391)
Decrease (Increase) in other assets	85	(8,712)
Increase in interest payable	17	(15)
(Decrease) increase in other liabilities	(1,054)	2,591

Net cash provided by (used in) operating activities	(258)	(6,238)

Cash Flows from Investing Activities
Proceeds from sale of real estate		3,505
Real estate improvements	85
Advances from (payments to) advisor and affiliates	(1,657)	2,040

Net cash provided by (used in) investing activities	(1,572)	5,545

Cash Flows from Financing Activities
Payments on notes payable	$(2,110)	$(931)
Advances from affiliate		497
Proceeds on notes payable	3,612	1,193
Purchase of treasury stock		(200)
Deferred financing costs	—	169

Net cash (used in) provided by financing activities	1,502	728

Net increase in cash and cash equivalents	$(328)	$35
Cash and cash equivalents, beginning of period	399	58
Cash and cash equivalents, end of period	$71	$93

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$2,431	$3,088
Note receivable from sale of real estate	—	2,990
The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes thereto included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Dollar amounts in tables are in thousands, except per share amounts.
Certain balances for 2004 have been reclassified to conform to the 2005 presentation in order to properly account for the discontinued operations, the issuance of 3-for-1 stock dividends, and the correction of the accounting error in the financial statements related to formation of certain partnerships with Metra Capital LLC in April 2002, which error evolved in the establishment of the process relating to accounting for a deferral of operating income or expense from the properties in question until the sale of the applicable property; the error correction necessitates the changes described below:
•	Decrease in interest expense by $28,000 for the three months ended September 30, 2004.

•	Increase in advisory fee by $2,000 for the three months ended September 30, 2004.

•	Increase in interest expense by $97,000 for the nine months ended September 30, 2004.

•	Decrease in advisory fee by $4,000 for the nine months ended September 30, 2004.
NOTE 2. REAL ESTATE
The following table reflects the properties sold during the nine months ended September 30, 2004. IORI has not sold any properties during the nine months ended September 30, 2005

			Sales	Net Cash	Debt	Gain
Property	Location	Units/Sq.Ft.	Price	Received	Discharged	on Sale
First Quarter
Apartment Building
Treehouse	San Antonio, TX	106 Units	$5,400	$1,100	$3,747	$3,257
Second Quarter
Apartment Building
Treehouse (1)	Irving, TX	160 Units	$7,500	$(498)	$5,018	$— (2)
Commercial Building
Akard Plaza	Dallas, TX	42,258 Sq.Ft.	$3,900	$2,007	$1,849	$417
Third Quarter
Land
Frankel Land	Midland, TX	1 Acre	$63	$61	$—	$15
Fourth Quarter
Commercial Building
Chuck Yeager	Chantilly, VA	60,060 Sq.Ft.	$7,600	$2,174	$5,230	$1,967

(1)	Property sold to TCI, a related party, for assumption of debt and a note receivable, less $498,000 in cash paid.

(2)	Excludes a $56,000 deferred gain from a related party sale.
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

NOTE 4. RECEIVABLE FROM AND PAYABLE TO AFFILIATES
Related Party. On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor without interest, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. From time-to-time, IORI and its affiliates and related parties have made unsecured advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in IORI’s financial statements as other assets. IORI had receivables of $1.2 million and payables of $1.3 million to Syntek West, Inc. (“SWI”) at September 30, 2005 and December 31, 2004 respectively. IORI had payables of $141,000 and receivables of $261,000 from Transcontinental Realty Investors, Inc. (“TCI”) at September 30, 2005 and December 31, 2004, respectively. See also NOTE 6. “RELATED PARTY TRANSACTIONS”.
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
NOTE 6. RELATED PARTY TRANSACTIONS
Prior to the time of settlement with Metra in April 2005 as mentioned in “NOTE 5. NOTES AND INTEREST PAYABLE”, IORI had been under a contractual agreement to pay a management fee, a cumulative annual amount of .5% of the average outstanding balance of the mortgage indebtedness secured by the properties, each to Metra and Innovo. Per the settlement, IORI’s obligation to pay the management fee to Metra has been delegated to Prime. ARI, TCI, and IORI acquired Innovo whose name was changed to Midland Odessa Properties, Inc. (“MOPI”). ARI paid $475,000 to acquire from IORI an additional 9.05% ownership of MOPI, which reduced IORI’s ownership interest in MOPI to 19.9%.
In August 2005 IORI purchased 10.08 acres from TCI , an affiliate for $13 million. The purchase price was paid by giving TCI $7 million in cash, which was raised through new financing collateralized by the acquired land and providing TCI with 3 mortgages with principal and interest approximating $6 million. The purchase agreement provides that for a period of one year following the closing and 90 days thereafter, IORI has the right to convey the land to TCI for the original sales price, plus a 12% preferred return per annum accruing from the closing date. Due to the related party nature of the transaction, and the anticipation that the put will be exercised the transaction has been treated as a financing transaction. IORI has recorded a receivable from TCI equal to the amount borrowed.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of September 30, 2005.

	SWI	Prime	ARI	TCI
Balance, December 31, 2004	$(1,248)	$—	$—	$261
Cash transfers	(9,104)	—	475	141
Cash repayments	11,926	22	—	(261)
Other additions	—	—	—	—
Other repayments	(440)	(22)	(475)	—

Balance, June 30, 2005
	$1,134	$—	$—	$141

NOTE 7. OPERATING SEGMENTS
Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest and equity in partnerships totaling $962,000 and $2.9 million for the three and six months ended September 30, 2005, and $997,000 and $2.2 million for the three and six months ended September 30, 2004. Expenses that are not reflected in the segments are general and administrative expenses, advisory fees, and net income fees totaling $322,000 and $1.1 million for the three and nine months ended September 30, 2005, and $278,000 and $1.4 million for the three and nine months ended September 30, 2004. Excluded from operating segment assets are assets of $67.8 million at September 30, 2005 and $59.5 million at September 30, 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.
Presented below is the operating income and assets of each operating segment.

Three Months Ended	Commercial
September 30, 2005	Properties	Apartments	Total
Rents	$410	$1,278	$1,688
Property operating expenses	165	685	850

Operating income (loss)	$245	$593	$838

Depreciation	$78	$111	$189
Interest	571	418	989
Real estate improvements	85	—	—
Assets	12,857	17,924	30,781

Nine Months Ended
September 30, 2005
Rents	$1,106	$3,724	$4,830
Property operating expenses	611	1,905	2,516

Operating income (loss)	$495	$1,819	$2,314

Depreciation	$205	$334	$539
Interest	1,492	997	2,487
Real estate improvements	—	—	—
Assets	12,857	17,924	30,781

Three Months Ended
September 30, 2004		Commercial
(Restated)	Land	Properties		Apartments		Total
Rents	$—	$490	*	$1,172		$1,662	*
Property operating expenses	—	262	*	713		975	*

Operating income (loss)	$—	$228	*	$459		$687	*

Depreciation	$—	$139	*	$111		$250	*
Interest	63	446	*	319	*	828	*
Real estate improvements	—	—		—		—
Assets	—	18,321		18,481		36,802

Six Months Ended
June 30, 2004
(Restated)
Rents	$—	$1,609	*	$3,482		$5,091	*
Property operating expenses	—	720	*	1,985		2,705	*

Operating income (loss)	$—	$889	*	$1,497		$2,386	*

Depreciation	$—	$445	*	$334		$779	*
Interest	778	877	*	1,121	*	2,776	*
Real estate improvements	—	—		—		—
Assets	$—	18,321		18,481		36,802

*	These are the restated numbers which reflect corrections for the discontinued operations, the issuance of 3-for-1 stock dividends, and the accounting error related to a deferral of operating income and/or expense. See “NOTE 1. BASIS OF PRESENTATION”.
NOTE 8. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.
Revenue, fees and cost reimbursements to its advisors and affiliates for the six months ended:

	For the Nine Months
	Ended September 30,
	2005	2004
		(Restated)
Fees
Advisory	$502	$573
Net income	9	246
	$511	$819

Cost reimbursements	$36	$58

NOTE 9. DISCONTINUED OPERATIONS
Effective January 1, 2002, IORI adopted Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, IORI is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. No property was sold during the nine months ended September 30, 2005. The following table summarizes revenue and expense information for the properties sold.

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2005	2004		2005	2004
Revenue
Rental	$—	$		$—	$973
Property Operations	—		7	—	748

Operating income	—		(7)	—	225

Expense
Interest	—		—	—	301
Depreciation	—		—	—	106

Total expenses	—		—	—	407

Net gain from discontinued operations before gains on sale of operations	—		(7)	—	(182)

Gain on sale of operations	—		15	—	3,689

Net income/(loss) from discontinued
operations	$—		$8	$—	$3,507

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
IORI’s allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and IORI’s assessment of its ability to meet its lease or interest obligations. IORI’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions. Typically, IORI’s notes receivable are collateralized by income producing real estate. IORI had notes receivable of $62.9 million at September 30, 2005 and $54.9 million at December 31, 2004.
Liquidity and Capital Resources
Cash and cash equivalents at September 30, 2005 were $71,000, compared with $399,000 at December 31, 2004. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from asset sales, interest earned on notes receivable, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2005 due to increased rental receipts at its properties, however, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.
The Company reported net income of $1,113,000 for the nine months ended September 30, 2005, which included the following changes: depreciation and amortization of $502,000, decreases in other assets of $85,000, increases in interest receivable of $965,000, increases in interest payable of $17,000, loss on equity partnership of $44,000, and decreases in other liabilities of $1,054,000. Net cash used in operating activities amounted to $258,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the decrease in other liabilities was primarily due to a decrease in accrued property taxes and the decrease in other assets was primarily due to a decrease in deposits, deferred borrowing costs, and accounts receivable. Net cash used in investing activities of $1.6 million was principally net advances to SWI. Net cash provided in financing activities of $1.5 million was proceeds from new financings in excess of the payments on obligations.
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

Results of Operations
IORI had net income of $280,000 for the three months ended September 30 2005, and net income of $1,113,000 for the nine months ended September 30, 2005, as compared to net income of $336,000 and $3.2 million for the corresponding periods in 2004. The net income in 2004 included gains on sale of real estate totaling $3.7 million whereas no property was sold in 2005. Fluctuations in components of revenue and expense between the 2005 and 2004 periods are discussed below.
Rents in the three and nine months ended September 30, 2005 were $1.7 million and $4.8 million versus $1.7 million and $5.1 million in the corresponding periods in 2004.
Property operations expense in the three and nine months ended September 30, 2005 were $870,000 and $2.5 million versus $975,000 and $2.7 million in the corresponding periods in 2004.
Interest income in the three and nine months ended September 30, 2005 was $1 million and $2.9 million versus $1 million and $2.2 million in the corresponding periods in 2004. The increase in 2005 from 2004 was due to additional interest earned from the additional notes receivable obtained from affiliates of IORI. Interest income is expected to exceed the previous year in the remaining quarter of 2005 due to the increase in notes receivable during 2004.
Interest expense in the three and nine months ended September 30, 2005 was $1 million and $2.5 million versus $828,000 and $2.8 million in the corresponding periods in 2004. The decrease in 2005 from 2004 was primarily due to the retirement of four notes payable from sale of properties during 2004. The increase in the third quarter is due to the additional debt that was incurred.
Depreciation expense in the three and nine months ended September 30, 2005 was $189,000 and $539,000 versus $250,000 and $779,000 in the corresponding periods in 2004. The decrease in 2005 from 2004 was due to sale of properties and fully depreciated tenant improvements in 2004.
Advisory fee to affiliate in the three and nine months ended September 30, 2005 was $165,000 and $502,000 versus $179,000 and $573,000 in the corresponding periods in 2004. The decrease in 2005 from 2004 was due to changes in gross assets, the basis of the fee. See NOTE 8. “ADVISORY FEES.”
Net income fee to affiliate was $92,000 for the nine months ended September 30, 2005. Net income fee is based on 7.5% of IORI’s net income.
General and administrative expense in the three and nine months ended September 30, 2005 was $132,000 and $473,000 versus $95,000 and $540,000 in the corresponding periods in 2004. The decrease in 2005 from 2004 was primarily due to a decrease in property insurance and rental expense.
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
Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had a loss for federal income tax purposes for the first nine months of 2005 and a loss for federal income tax purposes after the use of net operating loss carryforwards for the first nine months of 2004; therefore, it recorded no provision for income taxes.
At September 30, 2005, IORI had a net deferred tax asset of approximately $2.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
At September 30, 2005, IORI’s exposure to a change in interest rates on its debt is as follows:

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Wholly-owned debt:
Variable rate	$11,125	8.03%	$111

Total decrease in IORI’s annual Net income			$111

Per share			$0.03

ITEM 4. CONTROLS AND PROCEDURES
Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005, except as described in the following paragraph, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
However, the Company and its accountants identified a control deficiency in its internal controls over financial reporting as of April 2002 which continued undetected through March 2005 , which constituted a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The material weakness related to the Company’s accounting for the “Metra” transaction in April 2002, which included a deferral of operating income and/or expense until the time of ultimate sale of a property to an independent third party purchaser. As a result, an error was discovered that affected the consolidated balance sheet, consolidated statement of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for 2002 and subsequent periods. The amounts for 2002 were not material, but the amounts for 2003 were material which causes the need for correction of the 2003 financial statements. Management undertook exhaustive efforts to obtain relevant financial records to support the correction of error as of June 30, 2005 and concluded that the financial statements were improperly stated for such periods. In response to the material weakness, Management
     (i) is continuing to re-evaluate its control procedures with the assistance of an outside consulting firm that specializes in internal control procedures,
     (ii) has concluded that at a minimum, Management will, beginning August 1, 2005, review all material historical transactions and supporting documents that could have a continuing impact upon any current reporting periods,
     (iii) will review quarterly on a sampling basis non-material historical transactions that are included in financial statements for any current reporting period,
     (iv) will continue the process of reviewing all current transactions included in current reporting period financial statements, and
     (v) believes that the transaction involving the error was uniquely complex and is not likely to be repeated, but Management is working with its outside consultant for guidance about other possible control procedures to ensure that in the future, errors will be detected and material misstatement of annual or interim financial statements will be prevented.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) During the period of time covered by this Report, the Company did not repurchase any of its equity securities. The following table sets forth a summary by month for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the program specified below:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Program	Program(1)
July 1-30, 2005	—	$—	—	—
August 1-31, 2005	—	—	—	—
September 1-30, 2005.	—	—	—	—

Total	—	$—		31,596

(1)	On September 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 300,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS
     The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit No.	Exhibit Designation

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).

31.1	* Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1	* Certification pursuant to 18 U.S.C. 1350.

*Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date:	November 14, 2005	By:	/s/ Robert N. Crouch II

Robert N. Crouch II
Executive Vice President, Chief Financial Officer, and Acting Principal Executive Officer

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2005

Exhibit		Page
Number	Description	Number

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934.	20

32.1	Certification Pursuant to 18 U.S.C. Section 1350.	21