Form 10-K
period 2005-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2006-03-31
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14784

INCOME OPPORTUNITY REALTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2615944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1755 Wittington Place, Suite 340 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 126-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $7,481,820 based upon a total of 748,182 shares held as of March 15, 2006 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 15, 2006, there were 4,168,035 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. Risk Factors beginning on page 7.

PART I

ITEM 1.	BUSINESS

Income Opportunity Realty Investors, Inc. (“IORI” or the “Company” or “we” or “us”), a Nevada corporation, is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 15, 1985. Prior to January 1, 2003, IORI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Code”). Due to the completion of a tender offer by American Realty Investors, Inc. (“ARI”), an affiliate, on March 19, 2003, and the resulting concentration of ownership, IORI no longer met the requirement, as of January 1, 2003, for tax treatment as a REIT. Currently, Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange, Inc. (the “NYSE”), owns approximately 24.9% of IORI’s outstanding shares of Common Stock. IORI cannot re-qualify to elect REIT tax status for at least five years after January 1, 2003.

At December 31, 2005, IORI’s real estate consisted of 11 properties held for investment. In addition, IORI owns an interest in one partnership which owns real property and a second partnership which holds a wraparound mortgage note receivable. IORI also owns equity interests in entities that are partners in, or otherwise own real estate interests. IORI’s real estate portfolio is more fully discussed in ITEM 2. PROPERTIES.

Acquisition by Syntek West Inc.—Change of Control

On June 2, 2003, Syntek West, Inc. (“SWI”) purchased 106,802 shares and 674,971 shares of IORI Common Stock (a total of 781,773 shares, or approximately 54.3% of the outstanding shares) as a “block” from Basic Capital Management, Inc. (“BCM”) at a price of $18.45 per share for a total price of $14,423,711. SWI is also the contractual advisor to IORI.

Business Plan

IORI’s business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate related activities through investments in mortgage loans. IORI’s real estate is located in the Southwest region of the continental United States. Information regarding IORI’s real estate portfolio is set forth in ITEM 2. PROPERTIES, and in Schedule III to the Consolidated Financial Statements included at ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. IORI has three operating segments: Apartments, Commercial Properties and land ownership. (See NOTE 14. OPERATING SEGMENTS).

IORI’s business is not seasonal. Management has determined to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management’s plan of operation is to acquire higher class apartment and commercial properties, in keeping with the current class of properties in IORI’s real estate portfolio. In 2006, management intends to focus on income producing property acquisitions to maintain a balance between income-producing and non-income producing properties. Management does not expect that IORI will seek to fund or acquire additional mortgage loans. IORI may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property’s operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of IORI’s properties.

The Board of Directors currently intends to continue its policy of prohibiting IORI from incurring aggregate secured and unsecured indebtedness in excess of 300% of IORI’s net asset value (defined as the book value of all assets of IORI minus all of its liabilities); however, the Board may alter such policy at any time.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of IORI and for setting the policies which guide it, the day-to-day operations of IORI are performed by SWI, the contractual advisor under the supervision of the Board. SWI’s duties include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investments, acquisitions and sales opportunities, as well as financing and refinancing sources. SWI also serves as a consultant in connection with IORI’s business plan and investment decisions made by the Board.

All of the issued and outstanding common stock of SWI is owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer and a Director of SWI, and he is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for IORI. See ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.

Effective June 30, 2003 IORI terminated its Advisory Agreement with BCM. BCM had served as IORI’s advisor from 1989 to June 30, 2003. On July 1, 2003, IORI entered into an Advisory Agreement with SWI, the beneficial owner and holder of approximately 54.3% of IORI’s common stock at the time. The new advisory agreement with SWI contains the same terms as the previous advisory agreement with BCM.

Since February 1, 1990, affiliates of BCM have provided property management services to IORI. Currently, Triad Realty Services, Ltd. (“Triad”) provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to IORI. The general partner of Triad is PIAMI. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”). Triad subcontracted the property-level management and leasing of IORI’s five office buildings and the commercial property owned by a real estate partnership, in which IORI and TCI are partners, to Regis Realty, Inc. (“Regis”), which was owned by Highland, until December 2002. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad until December 2002. Regis also was entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Realty I, LLC (“Regis I”) has provided these services. Regis I is also owned by Highland. See ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.

IORI has no employees. Employees of SWI render services to IORI.

Competition

The real estate business is highly competitive and IORI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. CERTAIN RELATIONSHIPS AND

RELATED TRANSACTIONS—Related Party Transactions), some of which have greater financial resources than those of IORI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property-level managers in areas such as marketing, collection and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and IORI’s ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of IORI’s properties also are competitive factors.

To the extent that IORI seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in the same areas as well as aggressive buyers attempting to penetrate or dominate a particular market.

As described above (and in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions) some of the officers and directors of IORI also serve as officers or directors of certain other entities, such as BCM, Prime Income Asset Management, Inc. (“PIAMI”), ARI and TCI, some of which have business objectives similar to those of IORI. One Director of IORI also serves as an officer and director of SWI. Two of IORI’s directors also serve as directors of both ARI and TCI. IORI’s directors, officers and advisor owe fiduciary duties to such other entities as well as to IORI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors and contractual advisors consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity’s existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has these funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of such entities.

In addition, as described in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships, IORI also competes with other entities which are affiliates of SWI, which may have investment objectives similar to IORI’s and may compete with it in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest which may arise, SWI has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

IORI is subject to all risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or SWI. The illiquidity of real estate investments also may impair the ability of management to respond promptly to changing circumstances. Management believes that such risks can be partially mitigated by diversification by geographic region and property type of IORI’s real estate portfolio. However, to the extent property, acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be limited. See ITEM 1A. RISK FACTORS for further information regarding risk.

Available Information

IORI’s Common Stock is traded on the American Stock Exchange, Inc. (“AMEX”) under the symbol “IOT.” Our principal executive office is located at 1755 Wittington Place, Suite 340, Dallas, Texas 75234, and our telephone number is 469-522-4200.

We maintain an internet website at http://www.incomeopp-realty.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and our Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence, and other information on our website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

ITEM 1A.     RISK FACTORS

Risk Factors Related to Our Business

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.

Adverse events concerning existing tenants or negative market conditions that may affect existing tenants could have an adverse impact on our ability to attract new tenants, re-let space, collect rent or renew leases, and thus could adversely affect our cash flow from operations and inhibit growth.

Our cash flow from operations depends on the ability to lease space to tenants on economically favorable terms. Therefore, we could be adversely affected by various facts and events over which we have limited control, such as:

•	lack of demand for space in areas where the Company’s properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of or reduced demand for space and changes in market rental rates;

•	defaults by tenants or failure to pay rent on a timely basis;

•	the need to periodically renovate and repair marketable space;

•	physical damage to properties;

•	economic or physical decline of the areas where properties are located;

•	potential risk of functional obsolescence of properties over time.

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

If tenants do not renew their leases as they expire, we may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is re-let, may have terms that are less economically favorable to us than current lease terms, or may require us to incur significant costs, such as for renovations, tenant improvements or lease transaction costs.

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

In our effort to lease our properties, we compete for tenants with a broad spectrum of other landlords in each of our markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than we are able to offer.

If the availability of land or high quality properties in our markets diminishes, our operating results could be adversely affected.

We may experience increased operating costs, which could adversely affect our operations.

Our properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs and maintenance of our properties. While our current tenants generally are obligated to pay a portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without, at the same time, decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service our indebtedness could be adversely affected.

We face risks associated with property acquisitions.

We acquire individual properties and portfolios of properties, and intend to continue to do so. Our acquisition activities and their successes are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than original estimates;

•	acquired properties may be located in new markets where IORI faces risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources on which we rely. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	our own financial structure and performance;

•	the market’s opinion of REITS and real estate companies in general;

•	the market’s opinion of REITS and real estate companies that own properties like ours.

We may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.

Required payments on our indebtedness generally are not reduced if the economic performance of the portfolios declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to stockholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations contain cross-default and/or cross-acceleration provisions, meaning that a default on one obligation may constitute a default on other obligations.

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

We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures.

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

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	changes in general or local economic conditions—because our real estate assets are concentrated on the Southwest, any deterioration in the general economic conditions in any of those states could have an adverse effect on our business and assets in that state;

•	changes in interest rates that may make our ability to satisfy our debt service requirements materially more burdensome;

•	lack of availability of financing that may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control;

•	floods, earthquakes and other similar natural disasters.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

IORI’s principal executive office has been located since January 1, 2005 at 1755 Wittington Place, Suite 340, Dallas, Texas 75234 and is, in the opinion of management, suitable and adequate for IORI’s present operations.

IORI’s real estate portfolio at December 31, 2005 is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The following provides certain summary information concerning IORI’s real estate portfolio.

At March 15, 2006, IORI’s real estate portfolio consists of 11 owned properties and an investment in a partnership which owns commercial property. Of the 11 owned properties, in 2002 six apartments were sold to partnerships controlled by METRA Capital, LLC (“METRA”). See NOTE 5. NOTES AND INTEREST PAYABLE. Since that transaction was accounted for as a financing transaction, IORI continues to account for those properties as owned properties. IORI is a partner in a partnership in which it is a 40% general partner that holds a wraparound mortgage note. At December 31, 2005, IORI held equity investments in apartments and office buildings in the Southwest region of the continental United States, and more specifically in Texas.

At December 31, 2005, 31% of IORI’s assets consisted of investment in owned real properties on a leveraged basis, in the Southwest region of the continental United States, and 63% consisted of notes receivable. Less than 1% of IORI’s assets consisted of investments in partnerships. The remaining 5% of IORI’s assets were cash, cash equivalents and other assets. The percentage of IORI’s assets invested in any one category is subject to change and no assurance can be given that the composition of IORI’s assets in the future will approximate the percentages listed above. See ITEM 1. BUSINESS—Business Plan.

Geographic Regions

All of IORI’s properties are located in Texas.

Real Estate

Types of Real Estate Investments.

IORI’s real estate consists of apartments and commercial properties (office buildings) with established income-producing capabilities and undeveloped land. In selecting real estate for investment, the location, age, and type of property, gross rents; lease terms; financial and business standing of tenants; operating expenses; fixed charges; land values and physical condition are considered. IORI may acquire properties subject to, or assume, existing debt and may mortgage, pledge or otherwise obtain financing. The IORI Board may alter the types of and criteria for selecting new real estate investments and for obtaining financing. IORI has typically invested in developed real estate, although it also may invest in new construction or development either directly or in partnership with non-affiliated parties or affiliates (subject to approval by the Board). To the extent that IORI invests in construction and development projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

In the opinion of management, IORI’s properties are adequately covered by insurance.

During 2005, the activity in IORI’s owned real estate portfolio was:

Owned properties at January 1, 2005	10
Properties purchased*	1
Properties sold	0
Owned properties at December 31, 2005	11

*	During 2005, IORI purchased land from TCI (a related party). The transaction has been treated as a financing transaction for accounting purposes (See NOTE 6. RELATED PARTY TRANSACTIONS).

Properties Held for Investment.    Set forth below are IORI’s owned properties at December 31, 2005, all of which were held for investment, and the monthly rental rate for apartments, the average annual rental rate for office buildings and the occupancy for both at December 31, 2005, 2004 and 2003:

Property	Location	Units/ Square Footage/ Acres	Rent Per Square Foot			Occupancy %
			2005	2004	2003	2005	2004	2003
Apartments
Brighton Court	Midland, TX	60 Units/90,672 Sq. Ft.	$.60	$.60	$.56	100%	97%	94%
Del Mar	Midland, TX	92 Units/105,348 Sq. Ft.	.59	.54	.54	92	96	94
Enclave	Midland, TX	68 Units/89,734 Sq. Ft.	.65	.61	.61	68	97	99
Meridian	Midland, TX	230 Units/264,000 Sq. Ft.	.53	.48	.49	100	94	95
Signature Place	Midland, TX	57 Units/72,480 Sq. Ft.	.67	.63	.59	100	95	93
Sinclair Place	Midland, TX	114 Units/91,529 Sq. Ft.	.61	.56	.56	98	95	90

Office Buildings
2010 Valley View	Farmers Branch, TX	40,666 Sq. Ft.	14.78	15.17	18.26	56	56	72

Shopping Centers
Parkway Center	Dallas, TX	28,374 Sq. Ft.	16.53	16.36	15.98	75	69	64

Industrial Warehouse
Eagle Crest	Farmers Branch, TX	133,000 Sq. Ft.	3.43	3.30	3.60	100	100	100

Land
Three Hickory Centre	Farmers Branch, TX	9 Acres

Partnership Properties.    Set forth below is the commercial property owned by the partnership in which IORI is an equity investor and the average annual rental rate and occupancy thereof at December 31, 2005, 2004 and 2003:

Property	Location	Square Footage	Rent Per Square Foot			Occupancy %
			2005	2004	2003	2005	2004	2003
Office Buildings
Eaton Square	Tulsa, OK	222,650 Sq. Ft.	$11.09	$11.09	$11.60	75%	38%	42%

Mortgage Loans

Prior to 1991, a substantial portion of IORI’s assets were invested in mortgage notes secured by income-producing real estate. These mortgage notes included first, wraparound and junior mortgage loans. Prior to the third quarter of 2000, management had not sought to fund or acquire new mortgage loans, other than those which may have originated in conjunction with purchase money financing of a property sale provided by IORI. See ITEM 1. BUSINESS.

IORI funded no new mortgage notes in 2005.

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

On September 30, 2004, a secured promissory note in the amount of $1,222,500 issued by Unified Housing Foundation, Inc. (“UHF”) for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

On September 30, 2004, a secured promissory note in the amount of $1,053,616 issued by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

On September 30, 2004, a secured promissory note in the amount of $835,658 issued by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

On September 30, 2004, a secured promissory note in the amount of $1,770,000 issued by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 issued by UHF for Unified Housing of McKinney, LLC to Transcontinental Eldorado, Inc. was assigned from TCI to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Transcontinental Treehouse Corporation (“Treehouse-IR”) from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 issued by Housing for Seniors of Humble, LLC (“Humble”) to NLP Lakeshore Villas, LLC (“NLP”) was assigned from ARI to IORI as a pay down of certain intercompany receivables.

On December 30, 2003, a Secured Promissory Note in the amount of $2,000,000 issued by Humble to NLP was assigned from ARI to IORI as additional pay down of certain intercompany receivables.

On October 14, 2003, IORI purchased, sold and conveyed an office building known as One Hickory Centre and 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The remaining difference was a result of pro-rations and various expenses paid by IORI in connection with the closing of the transaction. The note bears interest at 5.5% per annum. The sales price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various pro-rations. The note bears interest at 5.5% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand, or if no demand is made prior thereto on June 30, 2006, with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bears interest at 5.5% per annum.

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

During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated. During the fiscal year ended December 31, 2005, the Innovo Realty, Inc. proceeding filed August 10, 2004 was resolved. (See NOTE 5. NOTES AND INTEREST PAYABLE).

Also, on May 16, 2005, the United States District Court for the Northern District of Texas, Dallas Division, entered its Memorandum Opinion and Order and Judgment dismissing a purported stockholders’ derivative action filed October 5, 2004 filed by Sunset Management LLC against a number of entities, including the Company. The Court’s Judgment granted a Motion to Dismiss filed by the Defendants, including the Company, and ordered that Plaintiff Sunset Management LLC take nothing by its suit. No appeal was timely filed, and the dismissal of the action is now final. The Sunset complaint made no real allegations against the Company and sought no specified relief against the Company but did allege that as of March 1, 2003, TCI owns 24% of the stock of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant’s Annual Meeting of Stockholders occurred on December 15, 2005, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 (the “Exchange Act”). There was no solicitation in opposition to the management nominees listed in the proxy statement and all of such nominees were elected. At the Annual Meeting, stockholders were asked to consider and vote upon the election of directors, an amendment to the Articles of Incorporation to increase the authorized number of shares of Common Stock to 100,000,000 shares, and to increase the authorized number of shares of Preferred Stock to 10,000,000 shares, each with a par value of $0.01 per share, and the ratification of the selection of the independent registered public accounting firm for IORI for the fiscal year ending December 31, 2005 and any interim period.

With respect to each nominee for election as a director, the following table sets forth the number of votes cast for or withheld:

	Shares Voting
Candidate	For	Withheld
David E. Allard	3,753,021	13,957
Robert A. Jakuszewski	3,754,083	12,895
Ken L. Joines	3,753,849	13,129
Peter L. Larsen	3,754,083	12,895
Ted P. Stokely	3,753,273	13,705

There were no broker non-votes on the election of directors. All nominees were elected.

With respect to the approval of an amendment to the Articles of Incorporation to increase the authorized number of shares of Common Stock and Preferred Stock, 3,514,489 votes were received in favor of such proposal, 34,257 were received against such proposal, 14,625 votes abstained and 203,607 broker non-votes occurred. With respect to the ratification of Swalm & Associates, P.C. as the independent registered public accountant for the Company for the fiscal year ending December 31, 2005 and any interim period, 3,746,233 votes were received in favor of such proposal, 6,970 votes were received against such proposal, and 13,775 votes abstained; there were no broker non-votes on this issue.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and traded on the AMEX under the symbol “IOT.” The following table sets forth the high and low closing sales prices for the Company’s Common Stock for each full, quarterly period within the two most recent fiscal years and any subsequent interim period as reported by published financial sources from the AMEX.

	2005		2004
	High	Low	High	Low
First Quarter	$5.57	5.17	$5.53	5.08
Second Quarter	10.00	5.53	5.13	4.45
Third Quarter	10.00	6.35	3.83	5.08
Fourth Quarter	7.30	6.02	5.55	4.42

On March 15, 2006, the closing sale price of the Company’s Common Stock on the AMEX was $6.80 per share. As of March 15, 2006, the Company’s Common Stock was held by approximately 860 holders of record.

On May 10, 2005, the Board of Directors of the Company approved a 3-for-1 forward split of the Common Stock with a Record Date of June 10, 2005. The forward split entitled stockholders to receive two additional newly-issued shares of Common Stock for each share of Common Stock held as of the Record Date in the form of a 200% share distribution. Certificates for the new shares were mailed to stockholders on or about June 14, 2005. After giving effect to the 3-for-1 forward split of the Common Stock of the Company, a total of 4,168,035 shares of Common Stock were outstanding.

No cash dividends on the Company’s Common Stock were declared or paid in 2004 or 2005. Although no express intention or policy with respect to the future declaration or payment of cash dividends has been adopted by the Board of Directors, it is unlikely that any cash dividends on the Company’s Common Stock will be declared or paid in 2006. See also, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 300,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 900,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. Through December 31, 2005, an adjusted total of 805,212 shares (268,404 pre-forward split shares) out of the total authorization of up to 900,000 shares had been repurchased at an aggregate cost of $2.7 million. During the three months ended December 31, 2005, no share repurchases occurred, and the maximum number of shares remaining available for purchase under such plan is 94,788 shares. The following table represents shares repurchased during the three months ended December 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

October 2005	—	$—	—	94,788
November 2005	—	—	—	94,788
December 2005	—	—	—	94,788

Total	—	$—	—

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	dollars in thousands
EARNINGS DATA
Rents	$6,447	$5,905	$5,224	$5,298	$4,956
Property expense	3,388	3,129	3,331	2,748	2,637
Operating income (loss)	1,015	732	(126)	50	(805)
Interest income	4,135	3,325	626	270	194
Income (loss) from equity partnerships	(57)	(3)	(7)	862	(9)
Provision for loss on related party receivables	—	—	1,569	(1,568)	—
		—	—	—	77,816
Net income (loss) from continuing operations	1,377	44	(707)	(2,012)	(1,364)

Discontinued operations	—	5,384	(2,053)	4,097	(2,098)

Net income (loss)	$1,377	$5,428	$1,346	$2,085	$(3,462)
PER SHARE DATA
Net income (loss) from continuing operations	$0.33	$0.01	$(0.16)	$(0.47)	$(0.30)
Net income (loss) from discontinued operations	—	1.29	0.47	0.95	(0.47)

Net income (loss) applicable to Common shares	$0.33	$1.30	$0.31	$0.48	$(0.77)

Weighted average shares outstanding	4,168,035	4,168,035	4,316,835	4,316,835	4,481,025

All share data including earnings per share has been adjusted reflect the 3-for-1 forward split in the form of a 200% stock dividend in May 2005.

BALANCE SHEET DATA
Real estate held for investment, net	$30,772	$31,368	$50,367	$74,750	$87,315
Notes and interest receivable, net	63,230	54,911	45,531	—	505
Total assets	99,341	90,638	101,093	90,185	91,833
Notes and interest payable	52,817	44,571	60,825	51,432	54,426
Stockholders’ equity	43,290	43,290	38,653	37,307	35,222
Book value per share	$10.70	$10.51	$9.06	$8.64	$7.86

IORI purchased four properties for a total of $21.0 million in 2004. IORI sold four properties for a total of $55.7 million in 2003 and two properties for a total of $19.2 million in 2002. See ITEM 2. PROPERTIES—Real Estate and ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors.”

The risks included here are not exhaustive. Other sections of this report, including “Part I, ITEM I. BUSINESS—Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

IORI invests in equity interests in real estate through acquisitions, leases, partnerships and in mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate Held for Investment

Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Investments in Equity Investees

IORI may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees. Those investees are accounted for using the equity method. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee’s operating income and any additional investment and decreased by a proportionate share of the investee’s operating losses and distributions received.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. For hotel properties, revenues for room sales and guest services are recognized as rooms are occupied and services are rendered.

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When IORI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS 66 guidelines.

Non-performing Notes Receivable

IORI considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments. Any new note receivable that results from a modification or extension of a note considered non-performing will also be considered non-performing, without regard to the borrower’s adherence to payment terms.

Interest Recognition on Notes Receivable

Interest income is not recognized on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for Estimated Losses

A valuation allowance is provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the investment in the note exceeds management’s estimate of fair value of the collateral securing such note.

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of IORI’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Obligations and Commitments

IORI has contractual obligations and commitments primarily with regarding the payment of mortgages.

The following table aggregates IORI’s expected contractual obligations and commitments subsequent to December 31, 2005. (Dollars in thousands.)

Payments Due by Period

(dollars in thousands)

Principal Payments

2006	$6,633
2007	15,978
2007	2,836
2009	742
2010	800
Thereafter	25,601

Total	$52,590

Liquidity and Capital Resources

Cash and cash equivalents totaled $201,000 and $399,000 at December 31, 2005 and 2004. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancing and partnership distributions. Management anticipates that, in 2006, IORI will refinance it’s debt obligations as they become due and generate excess cash from operations due however, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all IORI’s obligations as they mature, when necessary, management also may selectively sell income producing real estate, refinance real estate and incur additional borrowings secured by real estate to meet cash requirements.

Net cash provided (used) by operating activities was $1,184,000 in 2005, ($425,000) in 2004, and $92,000 in 2003. Cash flow from property operations is rents collected, less payment for property operating expenses or operating income. Operating income was slightly higher and general & administrative expenses, advisory fees and net income fees were slightly lower in 2005 as compared to 2004. The combination of these factors accounted for additional cash flow from operating activities of approximately $600,000 in 2005 when compared to 2004. The balance of the increase in cash provided in 2005 as compared to 2004 is primarily due to increased interest income being collected.

Net cash provided by (used in) investing activities was ($9.9 million) in 2005, $1.8 million in 2004 and $60,000 in 2003. During 2005 IORI loaned TCI $ 7.0 million (See NOTE 6. RELATED PARTY TRANSACTIONS). During 2004 and 2003, IORI received $5.7 million, and 9.6 million, respectively, from the sale of real estate. In accordance with the advisory agreement, IORI provided funds to the advisor of $2.8 million, 3.8 million, and 8.0 million in 2005, 2004, and 2003, respectively.

Net cash provided (used) from financing activities was $8.6 million in 2005, $(1.0 million) in 2004 and $(104,000) in 2003. During 2005, IORI refinanced an existing mortgage and obtained a new mortgage which netted $8.7 million which offset loan payments made of $7.5 million. In addition, IORI borrowed $7 million from a third party and loaned, the proceeds to TCI (See NOTE 6. RELATED PARTY TRANSACTIONS). During 2004 and 2003, IORI refinanced certain loans the proceeds of which approximated the principal payments made.

IORI paid no dividends in 2005, 2004, or 2003. It is unlikely that IORI will pay any quarterly dividends for 2006.

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

Results of Operations

2005 compared to 2004—IORI reported net income of $1.4 million in 2005, and $5.4 million 2004 including a gain on the sale of assets totaling $5.5 million. Fluctuations in components of revenue and expense are discussed below.

Rents were $6.4 million in 2005, and $5.9 million in 2004. The increase is due to a combination of increased occupancy as well as increased rental rates.

Property operations expense was $3.4 million in 2005 and $3.1 million in 2004. The slight increase is due to an overall increase in operating expenses.

Interest income was $4.1 million in 2005 and $3.3 million in 2004. The increase is due to a full year of interest in 2005 for notes that were acquired during the first half of 2004 and $218,000 interest on a $7.0 million loan made in August 2005 to TCI (a related party).

Interest expense was $3.6 million in 2005 and $3.6 million in 2004. There was a $218,000 increase in interest expense on a $7.0 million loan to purchase land from TCI (a related party). In addition, there was a decrease due to a forgiveness of interest which occurred as part of the METRA SETTLEMENT (See NOTE 5. NOTES AND INTEREST PAYABLE).

Depreciation expense was $691,000 in 2005 and $740,000 in 2004. The decrease was due to the sale of properties in 2004 as well as fully depreciated tenant improvements in 2005 and 2004.

Advisory fee to affiliate was $738,000 in 2005 and $741,000 in 2004 (See NOTE 9. ADVISORY AGREEMENT).

The net income fee was $109,000 in 2005 as compared to $440,000 in 2004. The net income fee is based on 7.5% of IORI’s net income.

General and administrative expense was $615,000 in 2005, and $563,000 in 2004 The increase was due principally to professional fees paid in 2005 as a result of the METRA SETTLEMENT as well as matters pertaining to the METRA agreement in general.

Equity losses in partnership were $57,000 in 2005 and $3,000 in 2004. IORI is a non-controlling partner in two partnerships (See NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS).

2004 compared to 2003—IORI reported net income of $5.4 million in 2004 including a gain on the sale of assets totaling $5.5 million, and $1.3 million 2003. Fluctuations in components of revenue and expense are discussed below.

Rents were $5.9 million in 2004, and $5.2 million in 2003. The increase is due to a combination of slightly increased occupancy as well as increased rental rates.

Property operations expense was $3.1 million in 2004, $3.3 million in 2003. The slight decrease in 2004 from 2003 was due to a decrease in property taxes.

Interest income was $3.3 million in 2004 and $626,000 in 2003. The significant increase was due to additional interest earned from the additional notes receivable obtained from affiliates of IORI.

Interest expense was $3.6 million in 2004, and $1.8 million in 2003. The increase was due to increase in METRA net income and the purchase of Parkway Centre and One Hickory Center in late 2003.

Depreciation expense was $740,000 in 2004, and $816,000 in 2003. The decrease was due to sale of properties and fully depreciated tenant improvements in 2004.

Advisory fee to affiliate were $741,000 in 2004, and $424,000 in 2003 (See NOTE 9. ADVISORY AGREEMENT).

IORI paid net income fees to its contractual advisors of $440,000 in 2004, and $109,000 in 2003. The net income fee is based on 7.5% of IORI’s net income.

General and administrative expense was $563,000 in 2004 and $779,000 in 2003. The decrease was primarily due to decrease in legal fees and advisor cost reimbursement.

Equity losses in partnerships were $3,000 in 2004 and $7,000 in 2003.

IORI realized gains on the sale of real estate of $5.5 million in 2004, and $3.8 million in 2003. In 2004, the gains on sale of real estate derived from the sale of Akard and Yeager, Treehouse (San Antonio), and Frankel Land. In 2003, the gains on sale of real estate represent the gain on the sale of Mowry and La Mesa commercial properties.

IORI realized a loss on operations from discontinued operations of $89,000 in 2004, and $1.8 million in 2003. The loss relates to the operating losses on two commercial properties, two residential properties, and a land property that IORI sold during 2004. The following table summarizes revenue and expense information for the properties sold.

	2004	2003
Revenue
Rental revenue	$1,771	$4,581
Property operations	981	3,087

	790	1,494

Interest income	—	462

Expenses
Interest	556	2,987
Depreciation	323	740

	879	3,727

Net loss from discontinued operations	(89)	(1,771)

Gain on sale of real estate	5,473	3,824
Equity in gain on sale of real estate by equity investees	—	—

Net income from discontinued operations	$5,384	$2,053

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

Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment.” This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company, such as stock options, or (b) liabilities, such as those related to performance units, that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

SFAS No. 123-R, which is effective for the Company beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123-R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption.

The Company has decided to adopt SFAS No. 123-R using the modified prospective method. SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. All of IORI’s options were fully vested as of the effective date, and IORI has no outstanding options that were granted, modified, or settled after the effective date, so additional compensation costs for previously granted awards will not be recognized. In December 2005, the Company’s Board of Directors cancelled the stock option plan, and at the present time, the Company has no plans to offer additional stock options. The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements or results of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows of IORI.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 05-6 (“Issue 05-6”), “Determining the Amortization Period for Leasehold Improvements.” Issue 05-6 is effective for periods beginning after June 29, 2005. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition or purchase. The adoption of Issue 05-6 did not have a material impact to our financial condition or results of operations.

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

Taxes

For the years 2002 and 2001, IORI elected and in the opinion of management qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To continue to qualify for federal taxation as a REIT among other requirements, IORI was required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash, and cash equivalents at the close of each quarter of each taxable year. As a REIT, IORI was also required to distribute at least 90% (95% in 2000) of its REIT taxable income plus 90% (95% in 2000) of its net income from foreclosure property on an annual basis to stockholders.

Due to the completion of the tender offer by ARI on March 19, 2003, and the resulting concentration of ownership, IORI no longer met the requirement for tax treatment as a REIT as of January 1, 2003. IORI cannot re-qualify for tax treatment as a REIT for at least five years.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

IORI’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the change in the market rates and prices and the affect of these changes on future operations. Market risk is managed by matching the property’s anticipated net operating income to an appropriate financing.

IORI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IORI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. IORI’s interest rate sensitivity position is managed by IORI’s finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IORI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IORI’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on IORI’s financial statements of refinancing fixed debt that matured during 2003 was not material. If market interest rates for variable rate debt average 100 basis points more in 2004 than they did during 2003, IORI’s interest expense would increase and income would decrease by $164,000. This amount is determined by considering the impact of hypothetical interest rates on IORI’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IORI’s financial structure.

The following table contains only those exposures that existed at December 31, 2005. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. (dollars in thousands.)

	2006	2007	2008	2009	2010	Thereafter	Total
Liabilities

Notes payable							$16,218
Variable interest rate-fair value
Instrument’s maturities	$4,000	$13,550	0	0	0	0	$17,550
Instrument’s amortization	360	0	0	0	0	0	360
Interest	1,593	914	0	0	0	0	2,507
Average rate	8.9%	9.0%	0.0%	0.0%	0.0%	0.0%

Fixed interest rate-fair value							$20,015

Fixed interest rate notes
Instrument’s maturities	$1,551	$1,711	$2,147	0	0	$24,667	$30,076
Instrument’s amortization	691	684	654	705	760	1,110	4,604
Interest	2,254	2,007	1,806	1,686	1,636	3,232	12,621
Average rate	6.5%	6.2%	6.2%	6.2%	6.1%	6.2%

Principal Payments	6,663	15,978	2,836	742	800	25,601	52,590

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Income Opportunity Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 17, Income Opportunity Realty Investors, Inc.’s management has indicated its intent to sell income producing properties and refinance or extend debt secured by real estate and/or incur additional borrowings to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders’ equity and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedules III and IV are presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

/s/ Swalm & Associates, P.C.

Plano, Texas

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Income Opportunity Realty Investors, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Income Opportunity Realty Investors, Inc. and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Income Opportunity Realty Investors, Inc. and subsidiaries and their cash flows for year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules referred to above presents fairly, in all material respects, the information set forth therein.

/s/ Farmer, Fuqua & Huff, P.C.

Farmer, Fuqua, & Huff, P.C.

Plano, Texas

August 19, 2005

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Assets
Real estate held for investment	$35,083	$34,988
Less—accumulated depreciation	(4,311)	(3,620)

	30,772	31,368
Notes and interest receivable	63,230	54,911
Investment in real estate partnerships	547	604
Cash and cash equivalents	201	399
Receivables from affiliates	1,853	261
Other assets	2,738	3,095

	$99,341	$90,638

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$52,817	$44,571
Payables to affiliates	—	1,248
Other liabilities	1,344	1,529

	54,161	47,348
Commitments and contingencies

Minority interest	513	—
Stockholders’ equity
Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 4,168,035 shares in 2005 and in 2004	42	42
Paid-in capital	61,955	61,955
Accumulated deficit	(17,330)	(18,707)

	44,667	43,290

	$99,341	$90,638

Stockholders equity reflects a 3-for-1 forward split of the stock in the form of a 200% stock dividend in May 2005.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Property revenue
Rents and other property revenues	$6,447	$5,905	$5,224

Operating expenses:
Property operations	3,388	3,129	3,331
Depreciation and amortization	691	740	816
General and administrative	615	563	779
Advisory fees	738	741	424

Total operating expenses	5,432	5,173	5,350

Operating income (loss)	1,015	732	(126)

Other income (expense):
Interest income	4,135	3,325	626
Mortgage and loan interest	(3,569)	(3,570)	(1,812)
Provision for asset impairment	—	—	(848)
Recovery of loss provision on receivable from related party	—	—	1,569
Net income fee	(109)	(440)	(109)

Total other income (expense)	457	(685)	(574)

Income (loss) before gain on land sales, equity in earnings of investees and minority interest	1,472	47	(700)

Equity in earnings (loss) of investees	(57)	(3)	(7)
Minority interests	(38)	—	—

Net income (loss) from continuing operations	1,377	44	(707)

Income from discontinued operations	—	5,384	2,053

Net income	$1,377	$5,428	$1,346

Earnings per share
Net income (loss) from continuing operations	$0.33	$0.01	$(0.16)
Discontinued operations	—	1.29	0.47

Net income	$0.33	$1.30	$0.31

Weighted average Common shares used in computing earnings per share	4,168,035	4,168,035	4,316,835

Earnings per share reflects a 3-for-1 forward split of the stock in the form of a 200% stock dividend in May 2005.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(dollars in thousands)
Balance, December 31, 2002	4,217,635	$42	$62,746	$(25,481)	$37,307
Net income	—	—	—	1,346	1,346

Balance, December 31, 2003	4,217,635	42	62,746	(24,135)	38,653
Repurchase of common stock	(49,600)	—	(791)	—	(791)
Net income	—	—	—	5,428	5,428

Balance, December 31, 2004	4,168,035	42	61,955	(18,707)	43,290
Net income	—	—	—	1,377	1,377

Balance, December 31, 2005	4,168,035	$42	$61,955	$(17,330)	$44,667

Shares issued and outstanding reflect a 3-for-1 forward split of the stock in the form of a 200% stock dividend in May 2005.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$1,377	$5,428	$1,346
Adjustments to reconcile net income to net cash used in operating activities
Gain on sale of real estate	—	(5,473)	(3,824)
Depreciation	691	739	816
Amortization	351	278	1,349
Provision for asset impairment	—	—	848
Equity in (income) loss of partnerships	57	3	2
(Increase) decrease in accrued interest receivable	(1,319)	(1,042)	(368)
(Increase) decrease in other assets	168	(103)	1
Increase (decrease) in accrued interest payable	—	(169)	29
Increase (decrease) in minority interests	38	—	—
Increase (decrease) in other liabilities	(179)	(86)	(107)

Net cash provided by (used in) operating activities of continuing operations	$1,184	$(425)	$92

Cash Flows From Investing Activities
Proceeds from sale of real estate	$—	$5,679	$9,582
Notes receivable funded	(7,000)	—	(1,567)
Additions to fixed assets	(95)	—	—
Payments from (to) advisors and affiliates	(2,840)	(3,882)	(7,955)

Net cash provided by (used in) investing activities of continuing operations	(9,935)	$1,797	$60

Cash Flows From Financing Activities
Proceeds from notes payable	$15,787	$1,193	$917
Payments on notes payable	(7,539)	(1,433)	(603)
Deferred borrowing costs	(170)	—	(418)
Repurchase of treasury stock	—	(791)	—
Sale of investments	475	—	—

Net cash provided by (used in) financing activities of continuing operations	8,553	(1,031)	(104)

Net increase (decrease) in cash and cash equivalents	(198)	341	48
Cash and cash equivalents, beginning of year	399	58	10

Cash and cash equivalents, end of year	$201	$399	$58

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

Certain balances for 2004 and 2003 have been reclassified to conform to the 2005 presentation.

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

Recent Accounting pronouncements.    SFAS No. 123—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations. See Stock-Based Employee Compensation for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows of IORI.

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

Investment in non-controlled partnerships.    The equity method is used to account for investments in partnerships which IORI does not control. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the partnership’s operating income and any additional advances and decreased by a proportionate share of the partnership’s operating losses and distributions received.

Operating segments.    Management has determined reportable operating segments to be those that are used for internal reporting purposes which disaggregates operations by type of real estate.

Fair value of financial instruments.    The following assumptions were used in estimating the fair value of notes receivable and payable. For notes receivable the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For notes payable, the fair value was estimated using year end interest rates for mortgages with similar terms and maturities.

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share.    Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share.” Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

Consolidated Statements of Cash Flows.    In 2005, the Company adopted the indirect method of presenting the Consolidated Statement of Cash Flows. The presentation for prior years has been restated to conform with the indirect method.

NOTE 2.	REAL ESTATE

In 2004, IORI sold the following properties:

Property	Location	Sq. Ft./Acre	Sales Price	Net Cash Received	Debt Discharged	Gain/(Loss) on Sale
Office Building
Akard Building	Dallas, TX	42,258	$3,900	$2,007	$1,849	$427
Yeager Building	Chantilly, VA	60,060	7,600	2,174	5,230	1,939

Residential Building
Treehouse	San Antonio, TX	88,957	5,400	1,437	3,747	3,091
Treehouse	Irving, TX	153,072	7,500	—	5,018	—

Land
Frankel Land	Midland County, TX	1 Acre	63	61	—	16

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

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the simple interest fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by UHF for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from TCI to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Treehouse-IR from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Humble to NLP was assigned from ARI to IORI as a pay down of certain intercompany receivables.

On December 30, 2003, a Secured Promissory Note in the amount of $2,000,000 given by Humble to NLP was assigned from ARI to IORI as additional pay down of certain intercompany receivables.

On October 14, 2003, IORI purchased, sold, and conveyed an office building known as One Hickory Centre, and sold 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd a wholly-owned affiliate of ARI. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The remaining difference was a result of pro-rations and various expenses paid by IORI in connection with the closing of the transaction. The note bears interest at 5.5% per annum. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various pro-rations. The note bears interest at 5.5% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand or if no demand is made prior thereto on June 30, 2006 with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bears interest at 5.5% per annum.

NOTE 4.	INVESTMENT IN EQUITY METHOD PARTNERSHIPS

Investments in equity method partnerships consisted of the following:

	2005	2004
Nakash Income Associates (“NIA”)	$406	$402
TCI Eton Square, L.P. (“Eton Square”)	141	202

	$547	$604

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below are summarized unaudited financial data for the partnerships accounted for using the equity method:

	2005	2004
Notes Receivable	$902	$902

Real estate, net of	14,757	14,595
Accumulated depreciation ($2,627 in 2005 and $2,146 in 2004)
Other assets	259	(262)
Notes payable	(10,012)	(10,054)
Other liabilities	(3,479)	(3,027)
Partners’ capital	$(2,427)	$(3,027)

	2005	2004	2003
Rents	$1,336	$1,365	$1,233
Interest income	9	156	156
Interest expense	(652)	(739)	(685)
Property operations expense	(813)	(775)	(802)
Depreciation	(480)	(475)	(400)
Loss before gains on sale of real estate	(600)	(468)	(498)
Gain on sale	—	—	—

Net income (loss)	$(600)	$(468)	$(498)

IORI’s equity share of:

	2005	2004	2003
Income (loss) before gains on sale of real estate	$(57)	$(3)	$(7)
Gain on sale of real estate	—	—	—
Net income (loss)	$(57)	$(3)	$(7)

NOTE 5.	NOTES AND INTEREST PAYABLE

Scheduled notes payable principal payments are due as follows (in thousands):

2006	$6,633
2007	15,978
2007	2,836
2009	742
2010	800
Thereafter	25,601

Total	$52,590

Notes payable at December 31, 2005, bear interest at rates ranging from 4.48% to 9.25% and mature between 2005 and 2012. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $30.7 million. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Obligations and Commitments” and ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Liabilities.”

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the Company transferred all of its residential properties to partnerships formed with METRA Capital LLC (“METRA”). The properties included the 60-unit Brighton Court, the 92-unit Del Mar, the 68-unit Enclave, the 280-unit Meridian, the 57-unit Signature, and the 114-unit Sinclair, all located in Midland, Texas, and the 106-unit Treehouse located in San Antonio, Texas. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. A former director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. The transfer constituted 23% of the total assets of the Company as of December 31, 2001. The transfer price for the properties totaled $26.2 million, of which the Company received $5.3 million in cash after the payment of $15.9 million in debt and various closing costs. Management determined to account for the transaction as a refinancing transaction (rather than a sale) in accordance with SFAS 66 “Accounting for Sales of Real Estate.” At the time of the transaction in April 2002, ARI was a related party to the Company by virtue of ARI’s subsidiaries’ ownership of approximately 28.5% of the then outstanding common stock of the Company, and the fact that ARI and the Company had the same persons as executive officers. The compensation price for the properties transferred totaled $26.2 million and possible additional contingent consideration depending upon the sale price of the properties by the METRA partnerships. The Company also received $5.2 million in value of 8% in non-recourse, non-convertible preferred stock of Innovo. Based upon the prospect of additional consideration, ultimate continued involvement through the preferred stock and the related-party nature of the former ARI director’s involvement, as well as the Company retaining a right to approve the price of any ultimate sale by a METRA partnership of the properties, and a process by which the Company effectively guaranteed a preferential return to the METRA investors, management determined that the transaction should be classified as a financing transaction and not a sale. The Company continued to be able to exert control over the METRA partnerships, and no sale was recorded. The Treehouse property was subsequently sold to a non-related party in February 2004, and all of its debts have been repaid to the lenders at the time of the sale. During August 2004, certain entities, including the Company, instituted an action in a Texas state court against Innovo and METRA and others over the process, as well as distribution questions. During April 2005, a resolution of the litigation occurred settling all liabilities remaining from the original partnership arrangements which included a return of the METRA investor equity, prepayment of prospective asset management fees and miscellaneous fees and transaction costs from the Company and the other plaintiffs as a payment of the Preferential Return along with the delegation of management to another entity. Of the payment made, the Company recognized expense of $56,000 and a reduction of $1,476,000 in liabilities during the second quarter of 2005.

NOTE 6.	RELATED PARTY TRANSACTIONS

On August 22, 2005, IORI purchased 10.08 acres of land, located in Dallas County, from TCI (a related party) for $13 million. The purchase price was paid with cash of $7 million and the conveyance, to the seller, of $6 million in notes receivable held by IORI. The cash was obtained from financing the land acquired in the transaction.

The agreement includes a put option whereby for the period of fifteen months after the closing IORI has the right to resell the property to the seller for a price of $13 million plus a preferred return of 9% per annum accruing from the closing date.

Due to the related party nature of the transaction including the likelihood, that IORI will exercise its put option this transaction has been treated as a financing transaction. IORI continues to carry the $6 million of notes as a receivable and has recorded the $7 million as a receivable from TCI. TCI pays IORI interest in an amount equal to what IORI pays for its loan on the property.

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by UHF for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a pay down in the same amount of certain intercompany receivables due to IORI.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI as a pay down in the same amount of certain intercompany receivables due to IORI.

On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI as a pay down in the same amount of certain intercompany receivables due to IORI.

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI as a pay down in the same amount of certain intercompany receivables due to IORI.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from TCI to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Treehouse-IR from IORI.

On September 19, 2002, IORI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through the advisor, in an amount up to $5.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. Effective July 1, 2005 the advisor and the Company agreed that interest would be paid or received on any outstanding balances. The interest rate is the prime rate plus 1% determined as of the first day of each calendar quarter. For 2005, IORI received $36,000 in interest.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of December 31, 2005.

	Syntek West, Inc.	TCI
Balance, December 31, 2004	$(1,248)	$261
Cash transfers	(8,376)	(261)
Cash repayments	12,146	—
Other additions	(746)	218
Other repayments	—	(141)

Balance, December 31, 2005	$1,776	$77

NOTE 7.	DIVIDENDS

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

No quarterly dividends were declared or paid since 2000. Management expects to pay no cash dividends in 2006.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.	RENTAL INCOME UNDER OPERATING LEASES

Operations include the leasing of office buildings. The leases thereon expire at various dates through 2012. The following is a schedule of minimum future rental income on non-cancelable operating leases as of December 31, 2005 (in thousands):

2006	$867
2007	638
2008	529
2009	176
2010	133
Thereafter	313

$2,656

NOTE 9.	ADVISORY AGREEMENT

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

Under the Advisory Agreement all or a portion of the annual advisory fee must be refunded by SWI if the Operating Expenses of IORI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require SWI to refund $-0- of the 2005 and 2004 annual advisory fee, and $227,000 of the 2003 annual advisory fee.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, if management was to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of BCM would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. “PROPERTY MANAGEMENT,” Triad Realty Services, Ltd., an affiliate of PIAMI, provides property management services and, as discussed in NOTE 11. “REAL ESTATE BROKERAGE,” Regis Realty I, LLC., provided, on a non-exclusive basis, brokerage services.

SWI may assign the Advisory Agreement only with the prior consent of IORI.

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI which has a deposit liability to the Company and is responsible for investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and it is automatically renewed each year unless terminated with the Advisory Agreement.

NOTE 10.	PROPERTY MANAGEMENT

Triad provides property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is Highland. Triad subcontracted to Regis, which is owned by Highland, the property-level management and leasing of IORI’s three office buildings and the commercial property owned by Eton Square, until December 2002. Since January 1, 2003, Regis I, which is also owned by Highland, provided property management services. Regis was and Regis I is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 11. REAL	ESTATE BROKERAGE

Regis also provided brokerage services on a non-exclusive basis until December 2002. Regis was and Regis I is entitled to receive a commission for property purchases and sales in accordance with a sliding scale of total brokerage fees to be paid by IORI.

NOTE 12.	ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to SWI/BCM and affiliates:

	2005	2004	2003
Fees
Advisory fees	$710	$741	$424
Net income	109	440	109
Commission on property sale	—	301	473
Mortgage brokerage and equity refinancing	36	518	547
Property & construction mgt. and leasing commission	80	120	323

	$935	$2,120	$1,876

Interest paid (received)	(36)	—	—
Cost reimbursements	$52	$78	$173

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. INCOME	TAXES

IORI had net income for federal income tax purposes for 2005, and net income before the application of operating loss carry forwards in 2004 and 2003. Due to alternative minimum tax credit carry forwards in 2005, and due to net operating loss carry forwards in 2004 and 2003, IORI recorded no provision for income taxes. IORI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties.

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below:

	December 31,
	2005	2004
Deferred tax assets

Basis difference in preferred stock	$—	$1,542
Accumulated depreciation and amortization	621	284
Basis difference in METRA assets and liabilities	—	425
Other	134	182
Federal benefit of net operating loss carry forward	—	122

Deferred tax asset	755	2,555
Less valuation allowance	(755)	(2,555)

Total deferred tax asset	$—	$—

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets of approximately $755,000 and $2,555,000 as of December 31, 2005 and 2004, respectively.

In 2005, the net operating loss carry forwards were used in full. The resulting income tax was offset by alternative minimum tax credit carry forwards generated in prior years. The remaining amount of tax credit carry forwards after 2005 is approximately $200,000. The credit has no expiration date.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35%.

	2005	2004	2003
Federal income tax at statutory rate	$547	$547	$623
State tax expense	100	100	41
Gain on sale differences	—	(1,261)	(243)
Other	(119)	(36)	(106)
Utilization of net operating loss and minimum tax credit carry forwards	(518)	(725)	(315)
Income tax expense	—	—	—

Effective income tax rate	0%	0%	0%

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. OPERATING	SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest and equity in partnerships totaling $3.9 million, $3.3 million, $2.2 million for 2005, 2004, and 2003, respectively. Expenses/(Gains) that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for loss, and provision for asset impairment totaling $1.5 million, $1.8 million, and $2.2 million for 2005, 2004 and 2003, respectively. Excluded from operating segment assets are assets of $68.6 million at December 31, 2005, $59.3 million at December 31, 2004, and $50.8 million at December 31, 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment.

	Land	Commercial Properties	Apartments	Total
2005
Rents	$—	$1,424	$5,023	$6,447
Property operating expenses	—	824	2,564	3,388
Depreciation	—	246	445	691
Interest expense	1,047	1,232	1,290	3,569
Real estate improvements	—	95	—	95
Real estate assets	$—	$12,848	$17,924	$30,772

	Land	Commercial Properties	Apartments	Total
2004
Rents	$—	$1,244	$4,661	$5,905
Property operating expenses	—	673	2,456	3,129
Depreciation	—	294	446	740
Interest expense	996	874	1,700	3,570
Real estate improvements	—	—	—	—
Real estate assets	$—	$12,998	$18,370	$31,368

Property Sales
Sales price	$63	$11,500	$12,900	$24,463
Cost of sales	47	9,134	9,809	18,990
Gain on sale	$16	$2,366	$3,091	$5,473

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Land	Commercial Properties	Apartments	Total
2003
Rents	$—	$718	$4,506	$5,224
Property operating expenses	—	389	2,942	3,331
Depreciation	—	456	360	816
Interest expense	—	217	1,595	1,812
Real estate assets	$44	$22,105	$28,216	$50,365

Property Sales
Sales price	$—	$55,700	$—	$55,700
Cost of sales	—	51,876	—	51,876
Gain on sale	$—	$3,824	$—	$3,824

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

For 2004 and 2003, income (loss) from discontinued operations relates to four properties that IORI sold during 2003, and five properties sold during 2004. The following table summarizes revenue and expense information for these properties sold.

	2005	2004	2003
Revenue
Rental	$—	$1,771	$4,581
Property operations	—	981	3,087

		790	1,494
Interest income	—	—	462
Expenses
Interest	—	556	2,987
Depreciation	—	323	740

	—	879	3,727

Net income (loss) from discontinued operations	—	(89)	(1,771)
Gain on sale of real estate	—	5,473	3,824
Equity in gain on sale of real estate by equity investees	—	—	—

Net income (loss) from discontinued operations	$—	$5,384	$2,053

There were no properties sold in 2005.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    QUARTERLY DATA

The following is a tabulation of quarterly results of operations for the years 2005, 2004, and 2003 (unaudited).

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
Rents	$1,529	$1,613	$1,688	$1,617
Operating expense	1,288	1,359	1,422	1,363

Operating income	241	254	266	254
Interest income	974	984	979	1,198
Interest expense	898	894	890	887
Income (loss) in equity partnerships	(9)	(19)	(17)	(12)
Other income (expense)	(36)	(36)	(38)	(37)

Net income (loss) from continuing operations	272	289	300	516
Discontinued operations	—	—	—	—

Net income (loss)	$272	$289	$300	$516

Earnings per share Net income (loss)	$0.07	$0.07	$0.07	$0.12

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
Rents	$1,448	$1,469	$1,428	$1,560
Operating expense	1,268	1,287	1,251	1,367

Operating income	180	182	177	193
Interest income	598	605	1,017	1,105
Interest expense	900	895	895	880
Income (loss) in equity partnerships	(1)	11	(20)	7
Other income (expense)	(110)	(110)	(110)	(110)

Net income (loss) from continuing operations	(233)	(207)	169	315
Discontinued operations	3,131	466	15	1,772

Net income (loss)	$2,898	$259	$184	$2,087

Earnings per share Net income (loss)	$0.70	$0.06	$0.04	$0.50

	Three Months Ended
	March 31	June 30	September 30	December 31
2003
Rents	$1,319	$1,297	$1,321	$1,287
Operating expense	1,351	1,328	1,353	1,318

Operating income	(32)	(31)	(32)	(31)
Recovery of A/R written off	—	1,569	—	—
Interest income	—	614	12	—
Interest expense	460	458	450	444
Income (loss) in equity partnerships	(15)	—	(13)	21
Other income (expense)	(27)	(27)	(27)	(876)

Net income (loss) from continuing operations	(534)	1,667	(510)	(1,330)
Discontinued operations	(546)	(372)	(455)	3,426

Net income (loss)	$(1,080)	$1,295	$(965)	$2,096

Earnings per share Net income (loss)	$(0.25)	$0.30	$(0.22)	$0.48

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 17.    COMMITMENTS, CONTINGENCIES AND LIQUIDITY

Potential Acquisition

In August 2005 the Company entered into a contract to purchase two commercial buildings located in Texas for a total purchase price of approximately $13,500,000. The buildings are approximately 80,000 square feet each and the contract required the purchase of both buildings. The acquisition is contingent on the Company’s obtaining financing for the acquisition. There is no certainty that the required financing will be obtained.

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

Liquidity

Management anticipates that IORI will generate excess cash from operations in 2006 due to increased rental rates and occupancy at its properties, however, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management intends to selectively sell income producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Apartments
Brighton Court—Midland TX	$2,790	$339	$3,051	$—	$339	$3,051	$3,390	$420	1983	Jun-00	40 years
Del Mar—Midland TX	2,674	324	2,919	—	324	2,919	3,243	401	1983	Jun-00	40 years
Enclave—Midland TX	2,829	324	2,919	—	324	2,919	3,243	401	1983	Jun-00	40 years
Meridian—Midland TX	4,418	1,138	4,533	—	1,138	4,533	5,671	683	1983	Dec-99	40 years
Signature Place—Midland TX	2,364	265	2,388	—	265	2,388	2,653	328	1983	Jun-00	40 years
Sinclair Place—Midland TX	2,015	221	1,990	—	221	1,990	2,211	274	1983	Jun-00	40 years
Office Building
2010 Valley View—Farmers Branch TX	2,295	120	479	2,979	120	3,458	3,578	1,532	1998	Sep-97	5-40 years
Shopping Center
Parkway Center—Dallas TX	1,551	333	3,556	—	333	3,556	3,889	172	1979	Dec-03	5-40 years
Industrial Warehouse
Eagle Crest— Farmers Branch TX	1,772	2,129	1,941	—	2,129	1,941	4,070	100	—	Dec-03	5-40 years
Land
Three Hickory Centre— Farmers Branch TX	—	2,804	—	331	3,135	—	3,135		—	—	—

	$22,708	$7,997	$23,776	$3,310	$8,328	$26,755	$35,083	$4,311

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

	2005	2004	2003
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$34,988	$56,367	$82,252
Additions
Acquisitions and Improvements	95	—	15,365
Deductions
Retirements	—	—	—
Sale of real estate	—	(21,379)	(41,250)

Balance at December 31,	$35,083	$34,988	$56,367

Reconciliation of Accumulated Depreciation
Balance at January 1,	$3,620	$6,002	$7,502
Additions
Depreciation	691	740	816
Deductions
Retirements	—	—	—
Sale of real estate	—	(3,122)	(2,316)

Balance at December 31,	$4,311	$3,620	$6,002

SCHEDULE IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

MORTGAGE LOANS AND ACCRUED INTEREST

DUE ON REAL ESTATE

	2005	2004	2003
	(dollars in thousands)
Balance at January 1,	$54,911	$45,531	$—
Additions
New mortgage loans	7,000	8,655	45,531
Conversion of accrued interest to principal	666	—	—
Increase of interest receivable on mortgage loans	653	913	—
Deductions
Amounts charged off	—	(188)	—

Balance at December 31,	$63,230	$54,911	$45,531

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. During 2004, a change in accountants occurred as previously reported from Farmer, Fuqua & Huff, P.C. to Swalm & Associates, P.C., and no disagreement existed between the Company and Farmer, Fuqua & Huff, P.C. concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required. Furthermore, projections of any evaluation of the effectiveness to future periods are subject to the risks that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the acting Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the acting Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2005 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission Rules and Forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The affairs of the Company are managed by a Board of Directors. The Directors are elected at the Annual Meeting of Stockholders or are appointed by the incumbent Board of Directors and serve until the next Annual Meeting of Stockholders, or until a successor has been duly-elected or appointed.

It is the Board’s objective that a majority of the Board consist of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has establish guidelines to assist it in determining director independence which conform to, or are more exacting than, independence requirements of the American Stock Exchange listing rules. The independence guidelines are set forth in the Company’s “Corporate Governance Guidelines.” The text of this document has been posted on the Company’s internet website at www.incomeopp-realty.com and is available in print to any stockholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

The Company has adopted a Code of Conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our Code of Conduct on our website by going to our website address at www.incomeopp-realty.com. We will post any amendments to the Code of Conduct as well as any waivers that are required to be disclosed by the rules of the SEC or the AMEX on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at www.incomeopp-realty.com. You may also obtain a printed copy of these materials by contacting us at the following address:

Income Opportunity Realty Investors, Inc.

Attn: Investor Relations

1800 Valley View Lane, Suite 300

Dallas, Texas 75234

Telephone: 469-522-4200

All members of the Audit Committee and the Nominating and Corporate Governance Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory or compensatory fee from the Company or any of its subsidiaries other than their director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors or any other committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of the Company or any of its subsidiaries as defined by the Securities and Exchange Commission rules.

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of the Company, the creation of the Board Committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignations of Henry A. Butler (July 1, 2003), Earl D. Cecil (February 29, 2004) and Martin L. White (March 15, 2004), as well as the election of Ken L. Joines as a director in July 2003, and independent directors David E. Allard and Peter L. Larsen on February 20, 2004, and Robert A. Jakuszewski on March 16, 2004. Additionally, on June 2, 2003, BCM sold a total of 781,773 shares of Common Stock of the Company (approximately 54.3% of the outstanding) as a “block” to SWI. SWI also purchased 12,600 shares of Common Stock of the Company in open-market purchase transactions, which increased SWI’s ownership to 794,223 shares (approximately 57.17% of the outstanding shares). On June 30, 2003, SWI replaced BCM as the contractual advisor to the Company. On June 10, 2005, the Company’s Common Stock was the subject of a 3-for-1 forward split of the stock, which increased SWI’s ownership to 2,382,669 shares.

Directors

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, its former advisor (BCM), or current advisor (SWI), which took over as the contractual advisor from BCM on June 30, 2003, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated,” when used below with respect to a director, means that the director is an officer, director or employee of SWI, BCM, PIAMI, or an officer of the Company or an officer or director of an affiliate of the Company. The designation “independent,” when used below with respect to a director, means that the director is neither an officer of the Company, nor a director, officer or employee of BCM or PIAMI or Prime or SWI (but may be a director of the Company), although the Company may have certain business or professional relationships with such director as discussed in ITEM 13. Certain Relationships and Related Transactions—Certain Business Relationships.

David E. Allard, 47

Chief Financial Officer (since February 2005) of Digital Witness Surveillance, a Dallas, Texas-based development stage software provider; Executive Vice President and Secretary (April 2003 to February 2, 2005) of Internet America, Inc. Mr. Allard was Chief Operating Officer (2000-2002) of Primedia Workplace Learning, a workplace training business; Executive Vice President and Chief Financial Officer (1999-2000) of E-Train, Inc., a provider of online job training and seminars; Special Advisor (1998-1999) of Thayer Capital Partners; Chief Operating Officer (1997-1998) of Career Track, Inc. (a TCI subsidiary); Senior Vice President and Vice President—Business Development (1992-1996) of Westcott Communications, Inc.; Partner (1985-1992) of Farmer and Allard, P.C. (a CPA firm); Audit Manager/CPA (1983-1985) of Grant Thornton LLP (a CPA firm). Mr. Allard has been a director of the Company since February 20, 2004.

Robert A. Jakuszewski, 43

Vice President—Sales and Marketing (since September 1998) of New Horizons Communications, Inc. Mr. Jakuszewski was a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski was elected a director of the Company on March 16, 2004. He was also elected as a director of ARI on November 22, 2005, and a director of TCI on November 22, 2005.

Ken L. Joines, 38 (Affiliated)

Executive Vice President and Chief Financial Officer (July 15, 2004 to September 16, 2004) of the Company; Director, Vice President, Secretary and Treasurer (since March 2001) of SWI, an administrative services company and the advisor to the Company; Owner/Operator (since September 1998) of Joines & Associates (a financial consulting company, subcontractor of Whitson Management Group); Financial Consultant (1996-1998) of Whitson Financial/Whitson Management Group. Mr. Joines has been a director of the Company since July 2003.

Peter L. Larsen, 63

Mr. Larsen has been involved in the commercial real estate industry since 1972. From 1996 through 2002, he was Senior Vice President of Acquisitions of Tarragon Corporation (formerly Tarragon Realty Investors, Inc.), and its predecessors, a publicly-held real estate entity, the common stock of which is traded on the NASDAQ National Market. Since 1992, Mr. Larsen has also been a director of four Texas non-profit corporations which own 545 apartment units and are overseeing the development of a multi-million dollar retirement center in Coppell, Texas. Mr. Larsen has been a director of the Company since February 20, 2004, and the Presiding Director since March 2004.

Ted P. Stokely, 72 (Affiliated)

Chairman of the Board of the Company (since January 1995). Mr. Stokely is General Manager (since January 1995) of ECF Senior Housing Corporation, a non-profit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a non-profit corporation; part-time unpaid Consultant (since January 1993) of Eldercare Housing Foundation, a non-profit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a non-profit corporation; Director and Chairman of the Board of ARI (since November 2002); and Director (since April 1990) and Chairman of the Board (since January 1995) of TCI. Mr. Stokely has been a director of the Company since April 1990.

Board Meetings and Committees

The Board of Directors held 14 meetings during 2005. For such year, no incumbent director attended few than 75% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.

The Board of Directors had standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines, are Messrs. Allard (Chairman), Larsen and Jakuszewski. Mr. David Allard, a member and the Chairman of the Committee, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All members of the Audit Committee meet the experience requirements of the listing standards of the AMEX. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met 10 times in 2005.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). On March 22, 2004, the Board selected the members of the Governance and Nominating Committee for 2004. The Board reappointed the members of the Governance and Nominating Committee on September 16, 2004, and again on December 15, 2005. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met two times in 2005.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). On March 22, 2004, the Board selected the members of the Compensation Committee for the coming year. The Board reappointed the members of the Compensation Committee on September 16, 2004, and again on December 15, 2005. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of management and the Company. The Compensation Committee met one time in 2005.

The members of the Board of Directors (all of whom were elected by the stockholders at the last Annual Meeting of Stockholders held on December 15, 2005) on the date of this report and the Committees of the Board on which they serve, are identified below:

	Audit Committee	Compensation Committee	Governance and Nominating Committee
Ted P. Stokely, Chairman and Ex Officio member of all committees
David E. Allard	Chair	✓	✓
Robert A. Jakuszewski	✓	✓	✓
Ken L. Joines
Peter L. Larsen	✓	Chair	Chair

The Company’s Compensation Committee is made up of non-employee directors who have neither served as officers of, nor been employed by the Company. None of the Company’s executive officers serve on a board of directors of any entity that has a director or officer serving on this Committee.

Presiding Director

In March 2004, the Board created a new position of presiding director, whose primary responsibility is to preside over periodic executive sessions of the Board in which management directors and other members of management do not participate. The presiding director also advises the Chairman of the Board and, as appropriate, Committee chairs with respect to agendas and information needs relating to Board and Committee meetings, provides advice with respect to the selection of Committee chairs and performs other duties that the Board may from time to time delegate to assist the Board in the fulfillment of its responsibilities.

Director Peter L. Larsen has served in such position since March 2004. In December 2005, the non-management members of the Board of Directors designated him to serve in this position until the Company’s Annual Meeting of Stockholders to be held following the fiscal year ended December 31, 2005.

Determination of Directors Independence

In February 2004, the Board enhanced its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the American Stock Exchange. The full text of the Guidelines can be found in the Investor Relations section of the Company’s website (www.incomeopp-realty.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2005. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between directors or their affiliates and members of the Company’s senior management or their affiliates. As provided in the Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Allard, Jakuszewski and Larsen are each independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are Steven A. Abney, Executive Vice President and Chief Financial Officer, James Canon, Executive Vice President-Multi-Family Construction, and Louis J. Corna, Executive Vice President-General Counsel/Tax Counsel and Secretary. Messrs. Abney Canon, and Corna are employed by Prime. None of the executive officers receive any direct remuneration from the Company, nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, BCM, SWI, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below.

Steven A. Abney, 50

Executive Vice President and Chief Financial Officer (since December 2005) of the Company and (since September 2005) of ARI and TCI. Mr. Abney was Vice President—Finance and Chief Accounting Officer/Principal Financial Officer (November 2001 to February 2005) of and was employed (November 2001 to August 2005) by CRT Properties, Inc. (f/k/a Koger Equity, Inc.), a Boca Raton, Florida based real estate enterprise which had securities listed on the New York Stock Exchange until September 27, 2005. For more than four years prior thereto, Mr. Abney was the Executive Vice President and Chief Financial Officer of Konover and Associates, Inc., a privately-held real estate developer based in Farmington, Connecticut. Mr. Abney has been a Certified Public Accountant since 1980.

James D. Canon, III, 44

Executive Vice President—Multi-Family Construction (effective April 1, 2006) of the Company, TCI, ARI and Prime. Managing Director (June 2003 to March 2006) of Tarragon Corporation, a New York City-based real estate homebuilder and developer which has securities listed on the NASDAQ National Market System. Prior thereto (from November 2000 to March 2003), he was Vice President of Southwest Housing Management, Inc., a Dallas, Texas-based real estate company and, prior thereto and for more than five years, Senior Vice President (February 1992 to October 2000) of BCM.

Louis J. Corna, 58

Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President (October 2001 to February 2004), Executive Vice President and Chief Financial Officer (June 2001 to October 2001) and Senior Vice PresidentBTax (December 2000 to June 2001) of the Company, TCI, ARL and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice PresidentBTax (July 2003 to February 2004) of PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation.

Mark W. Branigan, 51, Executive Vice President—Multi-Family Construction (since September 2004) resigned effective March 31, 2006 to pursue other opportunities. He was Executive Vice President—

Residential (June 2001 to September 2004), Director (September 2000 to June 2001) and Executive Vice President and Chief Financial Officer (August 2000 to June 2001) of ARI, TCI, IORI and BCM. Prior thereto, he was Executive Vice President—Multi-Family Construction (September 2004 to March 31, 2006) and Executive Vice President—Residential (July 2003 to September 2004) of Prime and PIAMI; Vice President—Director of Construction (August 1999 to August 2000) and for more than five years prior thereto, Executive Vice President—Residential Asset Management of BCM, TCI and IORI.

In addition to the foregoing executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees (including those of the Contractual Advisor). In addition, the Company has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, the principal accounting officer and Controller. The text of both documents is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The Company intends to post amendments to or waivers from its Code of Ethics for Senior Financial Officers (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) at this location on its website.

Compliance With Section 16(a) of Reporting Requirements

Section 16(a) under the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and any persons holding 10% or more of the Company’s shares of Common Stock are required to report their ownership of the Company’s shares of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the “Commission”) on specified report forms. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during each fiscal year. All of these filing requirements were satisfied by the Company’s directors and executive officers and holders of more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2005. In making these statements, the Company has relied upon the written representations of its directors and executive officers and the holders of 10% or more of the Company’s Common Stock and copies of the reports that each has filed with the Commission.

The Advisor

Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, day-to-day operations are performed by a contractual advisor under the supervision of the Board of Directors. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. The advisor also serves as a consultant to the Board of Directors in connection with the business plan and investment decisions made by the Board.

SWI has served as the Company’s advisor since June 30, 2003. From 1989 to June 30, 2003 BCM had served as the advisor to the Company and its predecessors. SWI is 100% owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer and a director of SWI, is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and the Company. Mr. Joines, a director of the Company since July 2003, is an officer and a director of SWI.

Under the Advisory Agreement, SWI is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity and other investments. SWI is required to report quarterly to the Board on the Company’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved plan or are made pursuant to authority expressly delegated to SWI by the Board.

The Advisory Agreement also requires prior approval of the Board for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that SWI shall be deemed to be in a fiduciary relationship to the stockholders; contains a broad standard governing SWI’s liability for losses by the Company; and contains guidelines for SWI’s allocation of investment opportunities among itself, the Company and other entities it advises.

The Advisory Agreement provides that SWI be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of the Company’s net income.

The Advisory Agreement also provides for SWI to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Company during the fiscal year exceeds the sum of (1) the cost of each property as originally recorded in the Company’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs (including real estate commissions) incurred in the sale of such real estate. However, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment, including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration, and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement, SWI or an affiliate of SWI is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers, or (ii) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition.

The Advisory Agreement requires SWI or any affiliate of SWI to pay the Company half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company. However, the compensation retained by SWI or any affiliate of SWI shall not exceed the lesser of (i) 2% of the amount of the loan commitment, or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that SWI or an affiliate of SWI is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan equal to the lesser of (i) 1% of the amount of the loan purchased, or (ii) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by the Company.

Under the Advisory Agreement, SWI or an affiliate of SWI also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced, or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances. However, no such fee shall be paid on loans from SWI or an affiliate of SWI without the approval of the Board of Directors. No fee shall be paid on loan extensions.

The Advisory Agreement also provides for all activities in connection with or related to construction for the Company and its subsidiaries, SWI shall receive a fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as a part of the construction but does not include items generally regarded as “soft costs” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals.

Under the Advisory Agreement, SWI is to receive reimbursement of certain expenses incurred by it in the performance of advisory services to the Company.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by SWI if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during the fiscal year. SWI was required to refund $226,000 of the 2003 advisory fee under this provision.

Additionally, if management were to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of SWI is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under Property Management, the Company has hired Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, to provide management for the Company’s properties and, as discussed below, under “Real Estate Brokerage”, the Company has engaged Regis Realty I LLC (“Regis I”), a related party, on a non-exclusive basis to provide brokerage services for the Company. SWI may assign the Advisory Agreement only with the prior consent of the Company.

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI which has a deposit liability to the Company and is responsible for investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and it is automatically renewed each year unless terminated with the Advisory Agreement.

The directors and principal officers of SWI are set forth below:

Name	Officer(s)
Gene E. Phillips	Director, Chairman, President and Chief Executive Officer
Ken L. Joines	Director, Vice President, Treasurer and Secretary

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is Highland, a related party. Triad subcontracts the property-level management and leasing of five of the Company’s commercial properties to Regis I, a related party, which is a company owned by Highland. Regis I also received property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

Real Estate Brokerage

Since January 1, 2003, Regis I provided real estate brokerage services to the Company (on a non-exclusive basis). Regis I is entitled to receive a real estate commission for property purchases and sales in accordance with a sliding scale of total fees to be paid (i) maximum fee of 4.5% on the first $2 million of any purchase or sale transaction of which no more than 3.5% would be paid to Regis I or affiliates; (ii) maximum fee of 3.5% on transaction amounts between $2 million and $5 million, of which no more than 3% would be paid to Regis I or affiliates; (iii) maximum fee of 2.5% on transaction amounts between $5 million and $10 million, of which no more than 2% would be paid to Regis I; and (iv) maximum fee of 2% on transaction amounts in excess of $10 million, of which no more than 1.5% would be paid to Regis I or affiliates.

ITEM 11.    EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers (who are also officers of ARI and TCI), are employees of Prime and are compensated by Prime. Such executive officers perform a variety of services for Prime, and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor or to which it subcontracts. SWI has an arrangement with Prime which SWI pays out of fees paid to it by the Company, but no allocation of those payments is available to the Company.

The only direct remuneration paid by the Company is to those directors who are not officers or directors of SWI or its affiliated companies. Each non-employee director receives an annual retainer of $15,000 plus reimbursement for expenses. The Chairman of the Board receives an additional fee of $1,500 per year. The members of the Audit Committee receive a fee of $250 for each Committee meeting attended. In addition, each independent director receives an additional fee of $1,000 per day for any special services rendered by him to the Company outside of his or her ordinary duties as a director plus reimbursement of expenses. The Company also reimburses directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-business related. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a director.

During 2005, $68,750 was paid to the non-employee directors in total directors’ fees for all services, including the annual fee for service during the period from January 1, 2005 through December 31, 2005. Those fees received by directors were Ted P. Stokely ($16,500), David E. Allard ($17,750), Robert A. Jakuszewski ($17,750), and Peter L. Larsen ($17,750).

Performance Graph

The following graph compares the cumulative total stockholder return on shares of Common Stock of the Company with the Dow Jones U.S. Total Market Index (“DJ Total Market Index”) and the Dow Jones Real Estate Investment Index (“DJ Real Estate Index”). The comparison assumes that $100 was invested on December 31, 2000, in shares of Common Stock of the Company, and in each of the indices, and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG INCOME OPPORTUNITY REALTY INVESTORS, INC.,

THE DOW JONES US REAL ESTATE INDEX

AND THE DOW JONES US COMPOSITE INDEX

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	Cumulative Total Return
	2001	2002	2003	2004	2005
INCOME OPPORTUNITY REALTY INVESTORS, INC.	100.00	104.50	85.67	88.83	105.00
DOW JONES US REAL ESTATE INDEX	100.00	97.04	124.56	154.71	161.06
DOW JONES US COMPOSITE INDEX	100.00	76.68	98.49	108.50	113.37

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2005, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 15, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Syntek West, Inc. 1755 Wittington Place, Suite 340 Dallas, Texas 75234	2,382,669	57.17%

Transcontinental Realty Investors, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	1,037,184	24.88%

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company as of the close of business on March 15, 2006:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**
Steven A. Abney	1,037,184	(1)	24.88%
David E. Allard	-0-		—
James D. Canon III	1,037,184	(1)	24.88%
Henry A. Butler	1,037,184	(1)	24.88%
Louis J. Corna	1,037,184	(1)	24.88%
Sharon Hunt	1,037,184	(1)	24.88%
Robert A. Jakuszewski	1,037,184	(1)	24.88%
Ken L. Joines	2,382,669	(2)	57.17%
Peter L. Larsen	-0-		—
Ted R. Munselle	1,037,184	(1)	24.88%
Gene E. Phillips	2,382,669	(2)	57.17%
Ted P. Stokely	1,037,184	(1)	24.88%
All directors and executive officers as a group (8 people) (2)	3,419,853	(1)	82.05%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,035 shares of Common Stock outstanding at March 15, 2006.
(1)	Includes 1,037,184 shares owned by TCI, of which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of the current directors (Messrs. Butler, Munselle, Stokely and Jakuszewski and Ms. Hunt) and executive officers (Messrs. Abney, Branigan, and Corna) of TCI disclaim beneficial ownership of such shares.
(2)	Includes 2,382,669 shares owned by SWI, of which the directors and executive officers of SWI (Messrs. Joines and Phillips) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of SWI.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Board of Directors of the predecessor of the Company voted to retain BCM as the predecessor’s advisor. BCM is a company of which Messrs. Steven A. Abney, Mark W. Branigan, and Louis J. Corna serve as executive officers. BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM but serves as a representative of the trust, is involved in daily consultation of the officers of BCM and has significant influence over the conduct of BCM’s business, including the rendering of advisory services and the making of investment decisions for itself and for the Company. On June 30, 2003, BCM ended its advisory agreement with the Company. SWI has served as the Company’s advisor since July 1, 2003. SWI is owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer, and a director, is involved in daily consultation with the officers of SWI, and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for the Company.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company and its predecessor. Currently, Triad provides such property management services. The general partner of Triad is PIAMI. The limited partner is Highland. Triad subcontracts the property-level management and leasing of five of the Company’s commercial properties to Regis I, a limited liability company owned by Highland.

Affiliates of BCM have also provided brokerage services, on a non-exclusive basis, for the Company and received brokerage commissions in accordance with a brokerage agreement. Currently, Regis I performs such brokerage services for the Company.

Messrs. James D. Canon III, Louis J. Corna, and Steven A. Abney are employed by Prime, the sole member of which is PIAMI, a Nevada corporation owned by Realty Advisors, Inc. (80%) and SWI (20%). Messrs. Abney, Canon, and Corna, executive officers of the Company, also serve as executive officers of ARI and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Mr. Joines is an officer and director of SWI and owes fiduciary duties to SWI. Mr. Joines is the President, Mr. Stokely is the General Manager of Unified Housing Foundation, Inc., and they owe duties to this entity as well as to the Company. Messrs. Jakuszewski and Stokely serve as directors of ARI, and TCI and owe fiduciary duties to TCI and ARI as well as the Company, under applicable law.

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

On August 22, 2005, IORI purchased 10.08 acres of land, located in Dallas County, from TCI (a related party) for $13 million. The purchase price was paid with cash of $7 million and the conveyance, to the seller, of $6 million in notes receivable held by IORI. The cash was obtained from financing the land acquired in the transaction

The agreement includes a put option whereby for the period of fifteen months after the closing IORI has the right to resell the property to the seller for a price of $13 million plus a preferred return of 9% per annum accruing from the closing date.

Due to the related party nature of the transaction including the likelihood, that IORI will exercise its put option this transaction has been treated as a financing transaction. IORI continues to carry the $6 million of notes as a receivable and has recorded the $7 million as a receivable from TCI. TCI pays IORI interest in an amount equal to what IORI pays for its loan on the property.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from TCI to the Company as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Transcontinental Treehouse Corporation from the Company. The sale price of Treehouse-IR was $7.5 million.

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by UHF for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to the Company as a pay down of certain intercompany receivables due to the Company.

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for United Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to the Company as a pay down of certain intercompany receivables due to the Company.

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC, to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to the Company as a pay down of certain intercompany receivables due to the Company.

During April 2005, in connection with the resolution of certain litigation filed August 10, 2004 by the Company, ARI, and TCI, the Company owns 19.9% of Midland Odessa Properties, Inc. (formerly Innovo Realty, Inc.) (“MOPI”), the balance of which is owned by ARI and TCI. MOPI in turn is a 30% limited partner in several “METRA” partnerships formed in 2002 when the Company sold all of its then owned residential properties to partnerships controlled by METRA Capital LLC. The original sale transactions were accounted for as refinancing transactions with the Company continuing to report the assets and new debt incurred by the “METRA partnerships on the Company’s financial statements. As properties are sold to independent third parties, the transactions are reported as sales. See Notes 5 and 6 to the Consolidated Financial Statements.

The Company is a partner with TCI in Nakash Income Associates and TCI Eton Square, L.P. TCI owns 345,728 shares of Common Stock of the Company (approximately 24%).

In 2005, the Company paid SWI and its affiliates and related parties $710,000 in advisory fees, $109,000 in net income fees, and $36,000 in mortgage brokerage and equity refinancing fees, In addition, from time to time, the Company has made advances to SWI which generally have not had specific repayment terms, did not bear interest until July 1, 2005, and have been reflected in the Company’s financial statements as receivables from or payables to affiliates. At December 31, 2005, the Company was owed $1.8 million. Effective July 1, 2005, such advances bear interest at 1% above the prime rate. For the period July 1, 2005 through December 31, 2005, the Company received interest of $36,000.

Restrictions on Related Party Transactions

Article FOURTEENTH of the Company’s Articles of Incorporation provides that the Company shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of the Company, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Company’s Board of Directors or the appropriate committee thereof, and (b) the Company’s Board of Directors or appropriate committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of the Company entitled to vote thereon. Article FOURTEENTH defines an “Independent Director” as one who is neither an officer or an employee of the Company, nor a director, officer or employee of the Company’s advisor.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2005 and 2004 by the Company’s principal accounting firms, Farmer Fuqua & Huff, P.C. (January 1, 2004 to July 22, 2004) and Swalm & Associates, P.C. (July 22, 2004 to December 31, 2004 and January 1, 2005 to December 31, 2005):

Type of Fees	2005		2004
Audit Fees	$42,262	(a)	$55,274	(b)
Audit-Related Fees	0		0
Tax Fees	2,000	(a)	2,000	(b)
All Other Fees	0		0

Total Fees:	$44,262		$57,274

(a)	The fees paid in 2005 were to Swalm & Associates, P.C.
(b)	The amount of audit fees paid to Farmer, Fuqua & Huff, P.C. for January 1, 2004 to July 2, 2004, was $48,274; the amount of audit fees paid to Swalm & Associates, P.C. for July 22, 2004 through December 31, 2004 was $7,000. All tax fees for 2004 were paid to Farmer, Fuqua & Huff, P.C.

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid the principal auditors for services as described in the above table fall under the categories listed below:

Audit Fees.    These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagements.

Audit-Related Fees.    These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees.    These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

All Other Fees.    These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work which is the audit of the Company’s consolidated financial statements.

Pre-Approval Policy for Audit and Non-Audit Services

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the SEC, the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent auditor may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a written pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to approving non-prohibited services, the policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2005 and 2004

•	Consolidated Statements of Operations—years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows—years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

(b)	The following documents are filed as Exhibits to this Report (certain of which as indicated parenthetically were previously filed as exhibits to Registration Statements filed under the Securities Act of 1933 or to report filed under the Exchange Act and are incorporated by reference to such statements or reports:

All other schedules are omitted because they are not applicable or because the required information is shown in the Financial Statements or the Notes thereto.

Exhibit Designation		Description
3.1		Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996)

3.2

Certificate of Amendment to the Articles of Incorporation of Income Opportunity Realty Investors, Inc. as filed with and approved by the Secretary of State of Nevada on January 11, 2006 (incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K for event of January 11, 2006)

10.1

Advisory Agreement dated as of July 1, 2003, between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event of July 1, 2003)

14.1		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	*	Subsidiaries of the Registrant

31.1	*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006

INCOME OPPORTUNITY REALTY INVESTORS, INC.

By:	/s/ STEVEN A. ABNEY
Steven A. Abney,
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 31, 2006

/s/ DAVID E. ALLARD David E. Allard	Director	March 31, 2006

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2006

/s/ KEN L. JOINES Ken L. Joines	Director	March 31, 2006

/s/ PETER L. LARSEN Peter L. Larsen	Director	March 31, 2006

/s/ STEVEN A. ABNEY Steven A. Abney	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)	March 31, 2006