Form 10-Q
period 2006-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2006-05-15
CIK 949961

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006
Or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission File Number 001-14784
INCOME OPPORTUNITY REALTY INVESTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2615944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1755 Wittington Place, Suite 340 Dallas, Texas 75234
(Address of principal executive offices) (Zip Code)

(469) 522-4200
(Registrant’s telephone number, including area code)
___________________________________________________________________________________________
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.     No  ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐.    No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,035
(Class)	(Outstanding at March 31, 2006)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three months ended March 31, 2006 have not been audited by independent certified public accountants but, in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
	(dollars in thousands)
Assets
Real estate held for investment	$38,870	$35,083
Less—accumulated depreciation	(4,481)	(4,311)
	34,389	30,772

Related party receivable (including accrued interest of $2,763 and $2,390 in 2006 and 2005, respectively)	63,603	63,230
Investment in real estate partnerships	547	547
Cash and cash equivalents	167	201
Due from affiliates	160	1,853
Other assets	3,404	2,738
	$102,270	$99,341

Liabilities and Stockholders’ Equity

Liabilities:
Notes payable (including accrued interest of $172 and $229 for 2006 and 2005, respectively)	$53,954	$52,817
Due to affiliates	1,538	—
Other liabilities	991	1,344
	56,483	54,161

Commitments and contingencies

Minority interest	526	513

Stockholders’ equity:
Common Stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding 4,168,035 shares at March 31, 2006 and December 31, 2005	42	42
Additional paid-in capital	61,955	61,955
Accumulated deficit	(16,736)	(17,330)
	45,261	44,667
	$102,270	$99,341

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(amounts in thousands, except per share data)
Property Revenue
Rents and other property revenues	$1,697	$1,529

Operating expenses
Property operations	804	821
Depreciation	170	177
General and administrative	150	142
Advisory fees	174	166
Total operating expenses	1,298	1,306

Operating income	399	223

Other income (expense):
Interest income	1,154	974
Mortgage and loan interest	(896)	(871)
Net income fee	(50)	(24)
Total other income (expense)	208	79

Income before equity in earnings of investees and minority interest	607	302

Equity in earnings (loss) of investees	—	(9)

Minority interest	(13)	—

Net income	$594	$293

Earnings per share:
Net earnings from continuing operations	$0.14	$.07

Weighted average common shares used in computing earnings per share	4,168,035	4,168,035
Earnings per share reflect a 3-for-1 forward split of the stock in the form of a 200% stock dividend declared in May 2005.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(Dollars in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	4,168,035	$42	$61,955	$(17,330)	$44,667

Net income	—	—	—	594	594

Balance, March 31, 2006	4,168,035	$42	$61,955	$(16,736)	$45,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$594	$293
Reconciliation of net income to net cash used by operating activities
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	170	177
Amortization	63	69
Loss (gain) on equity partnerships	—	9
Minority interest	13
Increase in interest receivable	(373)	(543)
Decrease (increase) in other assets	(729)	298
Increase (decrease) in interest payable	(57)	(125)
Increase (decrease) in other liabilities	(351)	(538)
Net cash provided by (used in) operating activities	(670)	(360)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(3,787)	—
Advances from (payments to) advisor and affiliates	3,231	249
Net cash provided by (used in) investing activities	(556)	249

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable payments	(308)	(74)
Notes payable proceeds	1,500	—
Net cash (used in) provided by financing activities	1,192	(74)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34)	(185)
CASH AND CASH EQUIVALENTS, beginning of period	201	399
CASH AND CASH EQUIVALENTS, end of period	$167	$214

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$831	$978

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2005 have been reclassified to conform to the 2006 presentation.

Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Stock-based employee compensation.  Effective January 1, 2006 (the “Effective Date”), the Company adopted SFAS No. 123-R using the modified prospective method.  SFAS No. 123-R must be applied not only to newly awarded stock options but also to previously awarded stock options that were not fully vested on the Effective Date.  IORI had no fully vested stock-option grants as of the Effective Date.  Furthermore, IORI had no outstanding stock-option grants that were modified or settled after the Effective Date; therefore, IORI will recognize no additional compensation costs for previously awarded stock-option grants.  In December 2005, the Company’s Board of Directors terminated all stock-option plans and has no intent at the present to reinstate any stock-option programs.

NOTE 2. REAL ESTATE

On March 31, 2006, IORI acquired a 218 unit apartment complex located in Indianapolis, Indiana from Syntek West, Inc. (“SWI," a related party) for $3,750,000, which includes the assumption of a $1,500,000 existing mortgage. IORI did not acquire any properties during the three months ended March 31, 2005.

IORI sold no properties during the three months ended March 31, 2006 or 2005.

The following is a list of properties owned by IORI on March 31, 2006:

Property	Location	Units / Sq. Ft. / Acres

Apartments
Brighton Court	Midland, TX	60 Units / 90,672 Sq. Ft.
Del Mar	Midland, TX	92 Units / 105,348 Sq. Ft.
Enclave	Midland, TX	68 Units / 89,734 Sq. Ft.
Falcon Point *	Indianapolis, IN	218 Units / 162,425 Sq. Ft.
Meridian	Midland, TX	280 Units / 264,000 Sq. Ft.
Signature Place	Midland, TX	57 Units / 72,480 Sq Ft.
Sinclair Place	Midland, TX	114 Units / 91,529 Sq. Ft.

Office Buildings
2010 Valley View	Farmers Branch, TX	40,666 Sq. Ft.

Shopping Centers
Parkway Center	Dallas, TX	28,374 Sq. Ft.

Industrial Warehouse
Eagle Crest	Farmers Branch, TX	133,000 Sq. Ft.

Land
Three Hickory Centre	Farmers Branch, TX	9 Acres

*Falcon Point was purchased on March 31, 2006.

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

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by United Housing Foundation, Inc. ("UHF") for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

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

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from Transcontinental Realty Investors, Inc. ("TCI") to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Treehouse-IR from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Humble to NLP was assigned from American Realty Investors, Inc. ("ARI") to IORI as a pay down of certain intercompany receivables.

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

NOTE 4. NOTES AND INTEREST PAYABLE

During the three months ended March 31, 2006, the Company acquired Falcon Point Apartments and assumed a $1.5 million note. The note bears interest at prime rate plus two percent. The note is due in May 2006 and the Company is currently negotiating refinancing.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5. ADVISORY AGREEMENT

The Company has an Advisory Agreement with SWI, wherein SWI is responsible for the Company’s day-to-day operations. SWI must formulate and submit to IORI’s Board of Directors for approval an annual budget and business plan containing a twelve month forecast of operations and cash flow with a general plan for asset sales and purchases, borrowing activity and other investments. SWI reports to the Board quarterly on IORI’s performance against the business plan. The Advisory Agreement further places SWI in a fiduciary relationship to IORI’s stockholders and contains a broad standard governing SWI’s liability for any losses incurred by IORI.

SWI receives, as compensation for its management and advice, monthly advisory fees based on 7½% of IORI’s assets annually as well as incentive fees for performance. If IORI’s operating expenses exceed limits specified in the Advisory Agreement SWI is obligated to refund a portion of the advisory fees.

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company's day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI which has a deposit liability to the Company and is responsible for investment of all excess funds, which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

Revenue, fees, interest on cash advances, and cost reimbursements to SWI:	For Three Months Ended March 31,
	2006	2005
Fees
Advisory	$174	$166
Interest on cash advances	(20)	—
Net income	50	24
	204	190
Cost reimbursements	$—	$19

NOTE 6. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time-to-time, IORI and its affiliates and related parties have made unsecured advances to each other. In addition, IORI and its affiliates have entered into transactions involving the purchase, sale and financing of property. The table below reflects the various transactions between IORI, SWI and Transcontinental Realty Investors, Inc. (“TCI”). See NOTE 6. RELATED PARTY TRANSACTIONS.

	SWI	TCI
Balance, December 31, 2005	$1,776	$77
Cash received	(1,676)	—
Cash payments	848	—
Other additions	(2,506)	83
Other repayments	20	—
Balance, March 31, 2006	$(1,538)	$160

NOTE 7. RELATED PARTY TRANSACTIONS

As described in NOTE 2. REAL ESTATE, on March 31, 2006 IORI acquired a 218 unit apartment complex located in Indianapolis, Indiana from SWI for $3,750,000, which includes the assumption of a $1,500,000 existing mortgage. The $2,250,000 due to the seller was applied to the ‘Due to affiliates’ balance between IORI and SWI.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.   There are no intersegment revenues and expenses and IORI conducted all of its business within the United States.

Presented below is the operating income of each operating segment for the three months ended March 31, 2006 and March 31, 2005 and each segment’s assets at March 31, 2006.

Three Months Ended March 31, 2006	Land	Commercial Properties	Apartments	Total
Rental and other property revenues	$—	$359	$1,338	$1,697
Property operating expenses	—	168	636	804
Depreciation	—	59	111	170
Interest expense	239	309	348	896
Real estate assets, net of depreciation	—	12,790	21,599	34,389

Three Months Ended March 31, 2005
Rental and other property revenues	$—	$322	$1,207	$1,529
Property operating expenses	—	211	610	821
Depreciation	—	66	111	177
Interest expense	221	326	324	871
Real estate assets, net of depreciation	—	12,979	17,793	30,772

NOTE 9. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that IORI will generate excess cash from operations in 2006 due to increased rental rates and occupancy at its properties. However, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

Litigation. IORI is also involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WARNING CONCERNING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,”“expect,”“intend,”“may,”“might,”“plan,”“estimate,”“project,”“should,”“will,”“result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”).

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time-to-time through Forms 8-K or otherwise.

Overview

IORI invests in equity interests in real estate through acquisitions, leases, partnerships and in mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time-to-time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held- for-sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held-for-sale. A corresponding charge against or credit to earnings is recognized. Properties held-for-sale are not depreciated.

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

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities, and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of IORI’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2006 were $167,000 compared to $201,000 at December 31, 2005. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from asset sales, interest earned on notes receivable, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2006 due to increased rental receipts at its properties. However, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate, and/or incur additional borrowings against real estate to meet its cash requirements.

The Company reported net income of $594,000 for the three months ended March 31, 2006, which included the following items for the period:  depreciation and amortization of $233,000, increases in other assets of $729,000, increases in interest receivable of $373,000, a decrease in interest payable of $57,000, decreases in other liabilities of $351,000 and minority interest of $13,000. Net cash used in operating activities totaled $670,000 for the three months ended March 31, 2006. During the three months ended March 31, 2006 net cash used in investing activities was $556,000 due principally to the acquisition of Falcon Point Apartments offset by net advances from SWI of $3.2 million. Net cash provided by financing activities of $1.2 million was proceeds from assuming the existing $1.5 million mortgage on Falcon Point Apartments in excess of payments on obligations.

Management reviews the carrying values of IORI’s properties at least annually or whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property, visits to selected properties in the area and a review of the following: (1) the property’s current rents compared to market rents, (2) the property’s expenses, (3) the property’s maintenance requirements and (4) the property’s cash flows.

Results of Operations

IORI had net income of $594,000 for the three months ended March 31, 2006 as compared to net income of $293,000 for the corresponding period in 2005. Fluctuations in components of revenue and expense between the three months ended March 31, 2006 and the corresponding period in 2005 are discussed below.

Rents in the three months ended March  31, 2006 were $1.7 million as compared to $1.5 million in the corresponding period in 2005. The increase is primarily due to rental increases.

Property operating expenses in the three months ended March 31, 2006 were $804,000 compared to $821,000 in the corresponding period in 2005.

Interest income for the three months ended March 31, 2006 was $1.2 million compared to $1 million in the corresponding period in 2005. The increase was due to additional interest earned from additional notes receivable obtained from affiliates of IORI. Interest income is expected to exceed the previous year for the remainder of 2006 due to the increase in notes receivable.

Interest expense in the three months ended March 31, 2006 was $896,000 compared to $871,000 in the corresponding period in 2005. The increase was primarily due to the additional debt incurred by IORI during 2005. Interest expense is expected to exceed the previous year for the remainder of 2006 due to the increase in notes payable.

Depreciation expense for the three months ended March 31, 2006 was $170,000 compared to $177,000 for the corresponding period in 2005.

Advisory fees to affiliate for the three months ended March 31, 2006 was $174,000 compared to $166,000 in the corresponding period in 2005. The increase was due primarily to a net increase in gross assets which is the basis of the advisory fee. See NOTE 3. “ADVISORY AGREEMENT.”

The net income fee to affiliates was $50,000 for the three months ended March 31, 2006 as compared to $24,000 in the corresponding period in 2005. The net income fee is based on 7½% of IORI’s net income. See NOTE 3 “ADVISORY AGREEMENT”.

General and administrative expense for the three months ended March 31, 2006 was $150,000 as compared to $142,000 in the corresponding period in 2005.

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

Income Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI has alternative minimum tax credit carryforwards available for the first three months of 2006 and had a loss for federal income tax purposes after the use of net operating loss carryforwards for the first three months of 2005; therefore, it recorded no provision for income taxes.

At March 31, 2006, IORI had a net deferred tax asset of approximately $511,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At March 31, 2006, IORI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$17,875,000	9.40%	$178,750
Total decrease in IORI’s annual net income			178,750
Per share			$0.043

ITEM 4. CONTROLS AND PROCEDURES

Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2006 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Income Opportunity Realty Investors, Inc. (the “Company”) did not repurchase any its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of December 31, 2005				219,090
January 1-31, 2006	–	$–	–	219,090
February 1-28, 2006	–	–	–	219,090
March 1-31,2006	–	–	–	219,090
Total	–	$–	–

(a)  On June 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination  date.

ITEM 6. EXHIBITS

The following document are filed herewith as exhibits or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0
Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2003).

31.1*	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date:	May 15, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Acting Principal Executive Officer)