Form 10-Q
period 2006-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2006-08-14
CIK 949961

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,035
(Class)	(Outstanding at June 30, 2006)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the six months ended June 30, 2006 have not been audited by independent certified public accountants but, in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	(dollars in thousands)
Assets
Real estate held for investment	$62,992	$35,083
Less—accumulated depreciation	(4,670)	(4,311)

	58,322	30,772
Related party receivable (including accrued interest of $2,444 and $2,391 in 2006 and 2005, respectively)	26,941	63,230
Investment in real estate partnerships	628	547
Cash and cash equivalents	766	201
Due from affiliates	308	1,853
Other assets	3,438	2,738

	$90,403	$99,341
Liabilities and Stockholders’ Equity

Liabilities:
Notes payable (including accrued interest of $176 and $228 for 2006 and 2005, respectively)	$42,854	$52,817
Due to affiliates	542	—
Other liabilities	1,126	1,344

	44,522	54,161

Commitments and contingencies
Minority interest	555	513

Stockholders’ equity:
Common Stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding 4,168,035 shares at June 30, 2006 and December 31, 2005	42	42
Additional paid-in capital	61,955	61,955
Accumulated deficit	(16,671)	(17,330)

	45,326	44,667

	$90,403	$99,341

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share)
Property revenue
Rents and other property revenues	$1,923	$1,613	$3,620	$3,142
Operating expenses
Property operations	1,032	825	1,836	1,646
Depreciation	190	173	360	350
General and administrative	132	199	282	341
Advisory fees	243	170	417	337

Total operating expenses	1,597	1,367	2,895	2,674

Operating income	326	246	725	468
Other income (expense):
Interest income	844	984	1998	1,958
Mortgage and loan interest	(1,152)	(562)	(2,048)	(1,498)
Net income fee	(5)	(55)	(55)	(67)

Total other income (expense)	(313)	367	(105)	393

Income before equity in earnings of investees and minority interest	13	613	620	861
Equity in earnings (loss) of investees	81	(19)	81	(28)
Minority interest	(29)	—	(42)	—

Net income	$65	$594	$659	$833

Earnings per share:
Net earnings from continuing operations	$0.02	$0.14	$0.16	$0.20

Weighted average common shares used in computing earnings per share	4,168,035	4,168,035	4,168,035	4,168,035

Earnings per share reflect a 3-for-1 forward split of the stock in the form of a 200 percent stock dividend declared in May 2005.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	4,168,035	$42	$61,955	$(17,330)	$44,667
Net income	—	—	—	659	659

Balance, June 30, 2006	4,168,035	$42	$61,955	$(16,671)	$45,326

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$659	$833
Reconciliation of net income to net cash used by operating activities
Adjustments to reconcile net income to net cash used in operating activities	—	—
Depreciation	360	350
Amortization	127	132
Loss (gain) on equity partnerships	(81)	28
Minority interest	42	—
Increase in interest receivable	(53)	(543)
Decrease (increase) in other assets	(785)	232
Increase (decrease) in interest payable	(52)	45
Increase (decrease) in other liabilities	9	(553)

Net cash provided by (used in) operating activities	226	524
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from (payments to) advisor and affiliates	(163)	1,436

Net cash provided by (used in) investing activities	(163)	1,436
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable payments	(605)	(1,917)
Notes payable proceeds	1,107	—

Net cash (used in) provided by financing activities	502	(1,917)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	565	43
CASH AND CASH EQUIVALENTS, beginning of period	201	399

CASH AND CASH EQUIVALENTS, end of period	$766	$442

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$1,687	$1,727
Acquisition of real estate in exchange for notes receivable	37,200	—
Sale of office building	(12,200)	—
Mortgage note payable assumed on acquisition of real estate	(22,802)	—

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

Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Adoption of New Accounting Standards

SFAS 123-R. Effective January 1, 2006 (the “Effective Date”), the Company adopted SFAS No. 123-R using the modified prospective method. SFAS No. 123-R must be applied not only to newly awarded stock options but also to previously awarded stock options that were not fully vested on the Effective Date. IORI had no fully vested stock-option grants as of the Effective Date. Furthermore, IORI had no outstanding stock-option grants that were modified or settled after the Effective Date; therefore, IORI will recognize no additional compensation costs for previously awarded stock-option grants. In December 2005, the Company’s Board of Directors terminated all stock-option plans and has no intent at the present to reinstate any stock-option programs.

EITF 04-5. At its June 2005 meeting, the Emerging Issues Task Force, or EITF, reached a consensus regarding Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 was effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance is effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities , or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. The FASB has amended Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16, to conform and align with the guidelines set forth in EITF 04-5. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5.

EITF 06-3. At its June 2006 meeting, the EITF ratified the consensus regarding Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application added, and certain excise taxes. The consensus indicates that gross vs. net income statement classification of those taxes within its scope is an accounting policy decision. In addition, for taxes within its scope, the consensus requires the following disclosures: the accounting policy elected for these taxes and the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 06-3.

FIN 48. On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently evaluating the impact, if any, to our financial condition and results of operations from the adoption of FIN 48.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 2. REAL ESTATE

On March 31, 2006, IORI acquired a 218-unit apartment complex located in Indianapolis, Indiana (Falcon Point) from Syntek West, Inc. (“SWI,” a related party) for $3,750,000, which includes the assumption of a $1,500,000 existing mortgage. IORI did not acquire any properties during the six months ended June 30, 2005.

IORI sold no properties during the six months ended June 30, 2006 or 2005 other than the properties discussed in NOTE 7.

The following is a list of properties owned by IORI on June 30, 2006:

Property	Location	Units / Sq. Ft. / Acres

Apartments
Brighton Court	Midland, TX	60 Units / 90,672 Sq. Ft.
Del Mar	Midland, TX	92 Units / 105,348 Sq. Ft.
Enclave	Midland, TX	68 Units / 89,734 Sq. Ft.
Falcon Point	Indianapolis, IN	218 Units / 162,425 Sq. Ft.
Meridian	Midland, TX	280 Units / 264,000 Sq. Ft.
Signature Place	Midland, TX	57 Units / 72,480 Sq Ft.
Sinclair Place	Midland, TX	114 Units / 91,529 Sq. Ft.

Office Buildings
2010 Valley View	Farmers Branch, TX	40,666 Sq. Ft.

Shopping Centers
Parkway Center	Dallas, TX	28,374 Sq. Ft.

Industrial Warehouse
Eagle Crest	Farmers Branch, TX	133,000 Sq. Ft.

Land
Three Hickory Centre	Farmers Branch, TX	9 Acres
Travelers Land	Farmers Branch, TX	202 Acres

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for UHM to Transcontinental Eldorado, Inc. was assigned from Transcontinental Realty Investors, Inc. (“TCI”) to IORI as a partial payment for TCI’s repurchase of 100 percent of the outstanding common shares of Treehouse-IR from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Humble to National Limited Partners (“NLP”) was assigned from American Realty Investors, Inc. (“ARI”) to IORI as a pay down of certain intercompany receivables.

On December 30, 2003, a Secured Promissory Note in the amount of $2,000,000 given by Humble to NLP was assigned from ARI to IORI as additional pay down of certain intercompany receivables.

NOTE 4. NOTES AND INTEREST PAYABLE

During the six months ended June 30, 2006, the Company acquired Falcon Point Apartments and assumed a $1.5 million note. The note bears interest at prime rate plus two percent. The note is due in August 2006 and the Company is currently negotiating refinancing.

NOTE 5. ADVISORY AGREEMENT

The Company has an Advisory Agreement with Syntek West, Inc. (“SWI”), wherein SWI is responsible for the Company’s day-to-day operations. SWI must formulate and submit to IORI’s Board of Directors for approval an annual budget and business plan containing a twelve month forecast of operations and cash flow with a general plan for asset sales and purchases, borrowing activity and other investments. SWI reports to the Board quarterly on IORI’s performance against the business plan. The Advisory Agreement further places SWI in a fiduciary relationship to IORI’s stockholders and contains a broad standard governing SWI’s liability for any losses incurred by IORI.

SWI receives, as compensation for its management and advice, monthly advisory fees based on 7 1/2 percent of IORI’s assets annually as well as incentive fees for performance. If IORI’s operating expenses exceed limits specified in the Advisory Agreement SWI is obligated to refund a portion of the advisory fees.

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI which has a deposit liability to the Company and is responsible for investment of all excess funds, which earn interest at the Wall Street Journal Prime Rate plus 1 percent per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

	For Six Months Ended June 30,
	2006	2005
Revenue, fees, interest on cash advances, and cost reimbursements to SWI:
Fees
Advisory	$406	$337
Interest on cash advances	11	—
Property and construction management and leasing commission	—	44
Net income	55	67

	472	448

Cost reimbursements	$—	$36

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 6. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time-to-time, IORI and its affiliates and related parties have made unsecured advances to each other. In addition, IORI and its affiliates have entered into transactions involving the purchase, sale, and financing of property. The table below reflects the various transactions between IORI, SWI, and TCI. See NOTE 7. RELATED PARTY TRANSACTIONS.

	SWI	TCI
Balance, December 31, 2005	$1,776	$77
Cash received	(2,689)	—
Cash payments	3,617	—
Other additions	(3,544)	(241)
Other repayments	298	472

Balance, June 30, 2006	$(542)	$308

NOTE 7. RELATED PARTY TRANSACTIONS

As described in NOTE 2 REAL ESTATE, on March 31, 2006 IORI acquired a 218 unit apartment complex located in Indianapolis, Indiana from SWI for $3,750,000, which includes the assumption of a $1,500,000 existing mortgage. The $2,250,000 due to the seller was applied to the ‘Due to affiliates’ balance between IORI and SWI.

On October 14, 2003, IORI purchased, sold, and conveyed an office building known as One Hickory Centre, and sold 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd an affiliate of ARI. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The remaining difference was a result of pro-rations and various expenses paid by IORI in connection with the closing of the transaction. The note bore interest at 5.49 percent per annum. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various pro-rations. The note bore interest at 5.49 percent per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand or if no demand is made prior thereto on June 30, 2006 with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bore interest at 5.49 percent per annum.

On May 12, 2006 Encino Executive Plaza Ltd. transferred One Hickory Center and the 202 acres of unimproved real property known as Travelers land back to IORI in satisfaction of the three notes in the amounts of $11,973,025, $22,801,987 and the $1,567,232 respectively. Further, on May 12, 2006 IORI transferred One Hickory Center to a subsidiary of Transcontinental Realty Investors, Inc (“TCI”) (a related party) in satisfaction of IORI’s debt of $11,973,025 which was secured by One Hickory Centre.

IORI has not recorded any gain or loss with respect to the above transactions

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2006 and 2005 and each segment’s assets at June 30, 2006 (amounts in thousands).

	Land	Commercial Properties	Apartments	Total
Three Months Ended June 30, 2006
Rental and other property revenues	$—	$301	$1,622	$1,923
Property operating expenses	—	161	871	1,032
Depreciation	—	50	140	190
Interest expense	130	661	361	1,152
Segment operating income (loss)	(130)	(571)	250	(451)
Real estate assets, net of depreciation	24,122	12,740	21,460	58,322

Six Months Ended June 30, 2006
Rental and other property revenues	$—	$660	$2,960	$3,620
Property operating expenses	—	329	1,507	1,836
Depreciation	—	109	251	360
Interest expense	130	1,209	709	2,048
Segment operating income (loss)	(130)	(987)	493	(624)
Real estate assets, net of depreciation	24,122	12,740	21,460	58,322

	Land	Commercial Properties	Apartments	Total
Three Months Ended June 30, 2005
Rental and other property revenues	$—	$374	$1,239	$1,613
Property operating expenses	—	215	610	825
Depreciation	—	112	61	173
Interest expense	—	417	145	562
Segment operating income (loss)	—	(370)	423	53
Real estate assets, net of depreciation	—	12,952	17,820	30,772

Six Months Ended June 30, 2005
Rental and other property revenues	$—	$696	$2,446	$3,142
Property operating expenses	—	426	1,220	1,646
Depreciation	—	127	223	350
Interest expense	—	833	665	1,498
Segment operating income (loss)	—	(690)	338	(352)
Real estate assets, net of depreciation	—	12,952	17,820	30,772

The following table reconciles the segment information to the corresponding amounts in the consolidated statements of operations:

	For the Six Months Ended June 30,
	2006	2005
Segment operating income	$(624)	$(352)
Interest income	1,998	1,958
General and administrative	(282)	(341)
Advisory fees	(417)	(337)
Net income fee	(55)	(67)
Equity in earnings (loss) of investees	81	(28)
Minority interest	(42)	—

Net income	$659	$833

NOTE 9. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that IORI will generate excess cash from operations in 2006 due to increased rental rates and occupancy at its properties. However, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

NOTE 10. SUBSEQUENT EVENTS

In August 2006, a TCI subsidiary and IORI, as co-borrowers, obtained a $28.7 million loan which if fully subscribed by participating lenders would result in a credit facility for up to $42.6 million The loan matures in August 2008 and bears interest at the fixed rate of 8.6 percent per annum. The loan requires quarterly interest payments beginning in October 2006. The loan is secured by a) approximately 99 acres of land located in Dallas, Texas and owned by the TCI subsidiary (which the TCI subsidiary purchased from ARI in August 2006) and b) 202 acres of land owned by IORI (known as the Travelers land) located in Dallas, Texas, and is guaranteed by TCI. Proceeds of the new loan were initially used to retire the existing debt on the collateral (including approximately $11 million of existing debt on the 202 acres pledged by IORI) and will be used to fund additional investments for TCI and IORI.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

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

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held-for-sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held-for-sale. A corresponding charge against or credit to earnings is recognized. Properties held-for-sale are not depreciated.

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

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2006 were $766,000 compared to $201,000 at December 31, 2005. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from asset sales, interest earned on notes receivable, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2006 due to increased rental receipts at its properties. However, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate, and/or incur additional borrowings against real estate to meet its cash requirements.

The Company reported net income of $659,000 for the six months ended June 30, 2006, which included the following items for the period: depreciation and amortization of $487,000 increases in other assets of $785,000 increases in interest receivable of $53,000 a decrease in interest payable of $52,000 increase in other liabilities of $9,000 and minority interest of $42,000. Net cash provided by operating activities totaled $226,000 for the six months ended June 30, 2006. During the six months ended June 30, 2006 net cash used in investing activities was $163,000. Net cash provided by financing activities was $502,000.

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

Results of Operations

IORI had net income of $65,000 and $659,000 for the three and six months ended June 30, 2006 as compared to net income of $594,000 and $833,000 for the corresponding periods in 2005. Fluctuations in components of revenue and expense between 2006 and the corresponding periods in 2005 are discussed below.

Rental incomes for the three and six months ended June 30, 2006 were $1.9 million and $3.6 million as compared to $1.6 million and $3.1 million in the corresponding periods in 2005. The increase is primarily due to rental increases and the purchase of Falcon Point.

Property operating expenses for the three and six months ended June 30, 2006 were $1.0 million and $1.8 million as compared to $825,000 and $1.6 million for the corresponding periods in 2005.

Interest income for the three and six months ended June 30, 2006 was $844,000 and $2.0 million compared to $984,000 and $2.0 million for the corresponding periods in 2005. Increases were due to additional interest earned from additional notes receivable obtained from affiliates of IORI. These increases were offset by the cancellation of the Encino notes discussed in NOTE 7. RELATED PARTY TRANSACTIONS. Interest income received by IORI on the Encino Notes through May 12, 2006 was $568,081. Interest expense eliminated on the debt to TCI, which was cancelled, totaled $657,319 annually.

Interest expense for the three and six months ended June 30, 2006 was $1.1 million and $2.1 million compared to $562,000 and $1.5 million for the corresponding periods in 2005. The increase was primarily due to the additional debt incurred by IORI during 2005 and 2006 due to refinancings and the acquisition of Falcon Point. The increase was also due to increased interest rates for IORI’s variable interest rate debt.

Depreciation expense for the three and six months ended June 30, 2006 was $190,000 and $360,000 compared to $173,000 and $350,000 for the corresponding periods in 2005. The increase was due principally to the acquisition of Falcon Point.

Advisory fees to affiliate for the three and six months ended June 30, 2006 were $243,000 and $417,000 compared to $170,000 and $337,000 for the corresponding periods in 2005. The increase was due primarily to a net increase in gross assets which is the basis of the advisory fee and a fee for refinancing certain mortgage obligations. See NOTE 5. ADVISORY AGREEMENT.

The net income fee to affiliates for the three and six months ended June 30, 2006 was $5,000 and $55,000 as compared to $55,000 and $67,000 in the corresponding periods in 2005. The net income fee is based on 7 1/2 percent of IORI’s net income. See NOTE 5 “ADVISORY AGREEMENT.”

General and administrative expenses for the three and six months ended June 30, 2006 were $132,000 and $282,000 as compared to $199,000 and $341,000 in the corresponding periods in 2005.

Related Party Transactions

Historically, IORI, ARI, Regis Realty I, LLC (“Regis I”), and TCI have each engaged in and may continue to engage in business transactions, including real estate partnerships with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI, ARI, Regis I and TCI as could have been obtained from unrelated third parties.

Income Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI has alternative minimum tax credit carryforwards available for the first six months of 2006 and had a loss for federal income tax purposes after the use of net operating loss carryforwards for the first six months of 2005; therefore, it recorded no provision for income taxes.

At June 30, 2006, IORI had a net deferred tax asset of approximately $499,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100 percent valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2006, IORI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$17,875,000	9.80%	$178,750

Total decrease in IORI’s annual net income			178,750

Per share			$.04

ITEM 4. CONTROLS AND PROCEDURES

Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2006 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Income Opportunity Realty Investors, Inc. did not repurchase any of its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of March 31, 2006				219,090
April 1-30, 2006	$—	$—	—	219,090
May 1-31, 2006	—	—	—	219,090
June 1-30, 2006	—	—	—	219,090
Total	$—	$—	—

(a)	On June 23,2 2000, the IORI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2003).

31.1*	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 14, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Acting Principal Executive Officer)