Form 10-Q
period 2006-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2006-11-14
CIK 949961

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,035
(Class)	(Outstanding at November 3, 2006)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the nine months ended September 30, 2006 have not been audited by independent certified public accountants but, in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI” or the “Company”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
	(dollars in thousands)
Assets
Real estate held for investment	$63,230	$35,083
Less—accumulated depreciation	(4,867)	(4,311)

	58,363	30,772

Notes and interest receivable	27,368	63,230
Investment in real estate partnerships	657	547
Cash and cash equivalents	57	201
Due from affiliates	17,627	1,853
Other assets	3,954	2,738

	$108,026	$99,341

Liabilities and Stockholders’ Equity

Liabilities:
Notes and interest payable	$60,903	$52,817
Other liabilities	1,473	1,344

	62,376	54,161

Commitments and contingencies

Minority interest	553	513

Stockholders’ equity:
Common Stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding 4,168,035 shares at September 30, 2006 and December 31, 2005	42	42
Additional paid-in capital	61,955	61,955
Accumulated deficit	(16,900)	(17,330)

	45,097	44,667

	$108,026	$99,341

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share)
Property revenue
Rents and other property revenues	$2,028	$1,688	$5,648	$4,830

Operating expenses
Property operations	1,196	870	3,032	2,516
Depreciation	191	189	551	539
General and administrative	109	132	391	473
Advisory fees	261	165	678	502

Total operating expenses	1,757	1,356	4,652	4,030

Operating income (loss)	271	332	996	800

Other income (expense):
Interest income	707	979	2,705	2,937
Mortgage and loan interest	(1,255)	(989)	(3,303)	(2,487)
Net income fee	17	(25)	(38)	(92)

Total other income (expense)	(531)	(35)	(636)	358

Income before equity in earnings of investees and minority interest	(260)	297	360	1,158

Equity in earnings (loss) of investees	29	(17)	110	(45)

Minority interest	2	—	(40)	—

Net income	$(229)	$280	$430	$1,113

Earnings per share:
Net earnings from continuing operations	$(0.06)	$0.07	$0.10	$0.27

Weighted average common shares used in computing earnings per share	4,168,035	4,168,035	4,168,035	4,168,035

Earnings per share reflect a 3-for-1 forward split of the stock in the form of a 200 percent stock dividend declared in May 2005.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	4,168,035	$42	$61,955	$(17,330)	$44,667
Net income	—	—	—	430	430

Balance, September 30, 2006	4,168,035	$42	$61,955	$(16,900)	$45,097

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$430	$1,113
Reconciliation of net income to net cash used by operating activities
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	551	539
Amortization	239	193
Loss (gain) on equity partnerships	(110)	45
Minority interest	40	—
Increase in interest receivable	(480)	(966)
Decrease (increase) in other assets	(1,390)	85
Increase (decrease) in interest payable	213	17
Increase (decrease) in other liabilities	273	(1,284)

Net cash provided by (used in) operating activities	(234)	(258)

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	(237)	85
Advances from (payments to) advisor and affiliates	(18,024)	(1,657)

Net cash provided by (used in) investing activities	(18,261)	(1,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable payments	31,352	(2,110)
Notes payable proceeds	(13,001)	3,612

Net cash provided by financing activities	18,351	1,502

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(144)	(328)
CASH AND CASH EQUIVALENTS, beginning of period	201	399

CASH AND CASH EQUIVALENTS, end of period	$57	$71

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$2,560	$2,431

Acquisition of real estate in exchange for notes receivable	37,200	—
Sale of office building	(12,200)	—
Mortgage note payable assumed on acquisition of real estate	(22,802)	—

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

Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

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

NOTE 2. REAL ESTATE

On March 31, 2006, IORI acquired a 218-unit apartment complex located in Indianapolis, Indiana (Falcon Point) from Syntek West, Inc. (“SWI,” a related party) for $3,750,000, which includes the assumption of a $1,500,000 existing mortgage. IORI did not acquire any properties during the nine months ended September 30, 2005.

IORI sold no properties during the nine months ended September 30, 2006 or 2005 other than the properties discussed in NOTE 7.

The following is a list of properties owned by IORI on September 30, 2006:

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

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by Unified Housing Foundation, Inc. (“UHF”) for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI in partial payment of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,053,616 given by UHF for Unified Housing of Temple, LLC to Regis I and the accrued interest receivable of $98,338 were assigned from Regis I to IORI in partial payment of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $835,658 given by UHF for Unified Housing of Terrell, LLC to Regis I and the accrued interest receivable of $80,223 were assigned from Regis I to IORI in partial payment of certain intercompany receivables.

On September 30, 2004, a Secured Promissory Note in the amount of $1,770,000 given by UHF for Housing for Seniors of Lewisville, LLC to Regis I and the accrued interest receivable of $174,640 were assigned from Regis I to IORI in partial payment of certain intercompany receivables.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF to Transcontinental Eldorado, Inc. and was assigned from Transcontinental Realty Investors, Inc. (“TCI”) to IORI as a partial payment for TCI’s repurchase of 100 percent of the outstanding common shares of Treehouse-IR from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Housing for Seniors of Humble, LLC (“Humble”) to National Limited Partners (“NLP”) was assigned from American Realty Investors, Inc. (“ARI”) to IORI in partial payment of certain intercompany receivables.

On December 30, 2003, a Secured Promissory Note in the amount of $2,000,000 given by Humble to NLP was assigned from ARI to IORI as additional pay down of certain intercompany receivables.

NOTE 4. NOTES AND INTEREST PAYABLE

On March 31, 2006, the Company acquired Falcon Point Apartments and assumed a $1.5 million note. In September 2006 the Company reduced the principal amount due on the note to $1.2 million and extended the due date to February 28, 2007. The note bears interest at prime rate plus three percent.

In August 2006, IORI and a TCI subsidiary, as co-borrowers, obtained a $28.7 million loan which if fully subscribed by participating lenders would result in a credit facility for up to $42.6 million. The initial $28.7 loan went entirely to IORI. The loan matures in August 2008 and bears interest at a fixed rate of 8.6 percent per annum. The loan requires quarterly interest payments beginning in October 2006. The loan currently is secured by 202 acres of land owned by IORI (known as the Travelers land) located in Dallas, Texas, and is guaranteed by TCI. If and when additional proceeds are made available additional collateral of approximately 99 acres of land located in Dallas, Texas and owned by the TCI subsidiary will be included.

Proceeds received by IORI were used to retire the existing debt on the collateral (including approximately $11 million of existing debt on the 202 acres pledged by IORI) with the remaining proceeds loaned to affiliated companies at an interest rate equal to Prime + 1%. The loan to affiliated companies will be repaid and the funds used by IORI to invest in additional properties or retire existing debt.

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

SWI receives, as compensation for its management and advice, monthly advisory fees based on 6 1/2% of IORI’s assets annually as well as specific fees for assisting IORI in obtaining financing and completing acquisitions. If IORI’s operating expenses exceed limits specified in the Advisory Agreement SWI is obligated to refund a portion of the advisory fees.

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

SWI also receives a Net Income Fee calculated as 7.5% of IORI’s net income for the year.

	For Nine Months Ended September 30,
	2006	2005
Revenue, fees, interest on cash advances, and cost reimbursements to SWI:
Fees
Advisory	$678	$502
Net income	38	92

Cost reimbursements	$—	$36

NOTE 6. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IORI and its affiliates and related parties have made unsecured advances to each other. In addition, IORI and its affiliates have entered into transactions involving the purchase, sale, and financing of property. The table below reflects the various transactions between IORI, SWI, and TCI. See NOTE 7. RELATED PARTY TRANSACTIONS.

	SWI	TCI	Total
Balance, December 31, 2005	$1,776	$77	$1,853
Cash received	(3,357)	—	(3,357)
Cash payments	22,207	—	22,207
Other additions	(3,786)	(60)	(3,846)
Other repayments	298	472	770

Balance, September 30, 2006	$17,138	$489	$17,627

NOTE 7. RELATED PARTY TRANSACTIONS

As described in NOTE 2. REAL ESTATE, on March 31, 2006 IORI acquired a 218 unit apartment complex located in Indianapolis, Indiana from SWI for $3,750,000, which includes the assumption of a $1,500,000 existing mortgage. The $2,250,000 due to the seller was applied to the ‘Due to affiliates’ balance between IORI and SWI.

On October 14, 2003, IORI purchased, sold, and conveyed an office building known as One Hickory Centre, and sold 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd., an affiliate of ARI. The sales price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11,973,025 payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The remaining difference was a result of pro-rations and various expenses paid by IORI in connection with the closing of the transaction. The note bore interest at 5.49 percent per annum. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to IORI in the principal amount of $22,801,987 secured by a Deed of Trust covering the Travelers Land sold and delivered cash to IORI in the amount of $1,946,715. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various pro-rations. The note bore interest at 5.49 percent per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1,567,232 payable upon demand or if no demand is made prior thereto on September 30, 2006 with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1,567,232. The note bore interest at 5.49 percent per annum.

On May 12, 2006 Encino Executive Plaza Ltd. transferred One Hickory Center and the 202 acres of unimproved real property known as Travelers land back to IORI in satisfaction of the three notes in the amounts of $11,973,025, $22,801,987 and the $1,567,232 respectively. Further, on May 12, 2006 IORI transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11,973,025 which was secured by One Hickory Centre.

IORI has not recorded any gain or loss with respect to the above transactions.

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

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2006 and 2005 and each segment’s assets at September 30, 2006 (amounts in thousands).

	Land	Commercial Properties	Apartments	Total
Three Months Ended September 30, 2006
Rental and other property revenues	$—	$349	$1,679	$2,028
Property operating expenses	—	204	992	1,196
Depreciation	—	51	140	191
Interest expense	921	(88)	422	1,255
Segment operating income (loss)	(921)	182	125	(614)
Real estate assets, net of depreciation	24,122	12,815	21,426	58,363

Nine Months Ended September 30, 2006
Rental and other property revenues	$448	$561	$4,639	$5,648
Property operating expenses	—	524	2,508	3,032
Depreciation	—	160	391	551
Interest expense	1,051	1,121	1,131	3,303
Segment operating income (loss)	(603)	(1,244)	609	(1,238)
Real estate assets, net of depreciation	24,122	12,815	21,426	58,363

		Commercial Properties	Apartments	Total
Three Months Ended September 30, 2005
Rental and other property revenues		$410	$1,278	$1,688
Property operating expenses		180	690	870
Depreciation		78	111	189
Interest expense		571	418	989
Segment operating income (loss)		(419)	59	(360)
Real estate assets, net of depreciation		12,857	17,924	30,781

Nine Months Ended September 30, 2005
Rental and other property revenues		$1,106	$3,724	$4,830
Property operating expenses		611	1,905	2,516
Depreciation		205	334	539
Interest expense		1,492	995	2,487
Segment operating income (loss)		(1,202)	490	(712)
Real estate assets, net of depreciation		12,857	17,924	30,781

The following table reconciles the segment information to the corresponding amounts in the consolidated statements of operations:

	For the Nine Months Ended September 30,
	2006	2005
Segment operating income	$(1,238)	$(712)
Interest income	2,705	2,937
General and administrative	391	473
Advisory fees	678	502
Net income fee	(38)	(92)
Equity in earnings (loss) of investees	110	(45)
Minority interest	(40)	—

Net income	$430	$1,113

9. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that IORI will not generate excess fund from operations in 2006 to be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate, and/or incur additional borrowings against real estate to meet its cash requirements.

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

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2006 were $57,000 compared to $201,000 at December 31, 2005. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from asset sales, interest earned on notes receivable, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2006 due to increased rental receipts at its properties. However, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate, and/or incur additional borrowings against real estate to meet its cash requirements.

The Company reported net income of $430,000 for the nine months ended September 30, 2006, which included the following items for the period: depreciation and amortization of $551,000, an increase in other assets of $1.4 million, a decrease in notes and interest receivable of $480,000, an increase in notes and interest payable of $208,000, an increase in other liabilities of $273,000 and minority interest of $40,000. Net cash used in operating activities totaled $234,000 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006 net cash used in investing activities was $18.3 million, which is almost entirely advances to the Company’s Advisor under the terms of the Cash Management Agreement. See Note 5. Cash Management Agreement. Net cash provided by financing activities was $18.4 million which is the net funds received from refinancing of properties.

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

Results of Operations

IORI had net income (loss) of ($229,000) and $430,000 for the three and nine months ended September 30, 2006 as compared to net income of $280,000 and $1.1 million for the corresponding periods in 2005. Fluctuations in components of revenue and expense between 2006 and the corresponding periods in 2005 are discussed below.

Rental incomes for the three and nine months ended September 30, 2006 were $2.0 million and $5.6 million as compared to $1.7 million and $4.8 million in the corresponding periods in 2005. The increase is primarily due to revenue from the Falcon Point Apartments which was acquired on March 31, 2006.

Property operating expense for the three and nine months ended September 30, 2006 was $1.2 million and $3.0 million as compared to $870,000 and $2.5 million for the corresponding periods in 2005. The increase is primarily due to operating expenses from the Falcon Point Apartments.

Interest income for the three and nine months ended September 30, 2006 was $707,000 and $2.7 million compared to $979,000 million and $2.9 million for the corresponding periods in 2005. Decreases were due to the overall reduction in notes receivable held by the Company.

As more fully discussed in Note 7. RELATED PARTY TRANSACTIONS, on May 12, 2006 Encino Executive Plaza Ltd. transferred One Hickory Center and the 202 acres of unimproved real property known as Travelers land back to IORI in satisfaction of the three notes in the amounts of $11,973,025, $22,801,987 and $1,567,232 respectively. Interest income received by IORI on the Encino Notes through May 12, 2006 was $720,000. Interest income on the Encino Notes for the nine months ended September 31, 2005 was $1,496,000.

The overall loss of interest income was partially offset by interest income from a $6,700,000 loan to TCI on September 30, 2005. Interest income on this note for the nine months ended September 30, 2006 was $512,000 compared to zero for 2005.

Interest expense for the three and nine months ended September 30, 2006 was $1.3 million and $3.3 million compared to $989,000 and $2.5 million for the corresponding periods in 2005. The increase was primarily due to the additional debt incurred by IORI during 2005 and 2006 due to new loans, refinancings and the acquisition of Falcon Point. The increase was also due to increased interest rates for IORI’s variable interest rate debt.

The overall increase in interest expense was partially offset by the elimination of interest expense on the debt to TCI, which was cancelled when One Hickory Center was transferred to TCI.

Depreciation expense for the three and nine months ended September 30, 2006 was $191,000 and $551,000 compared to $189,000 and $539,000 for the corresponding periods in 2005.

Advisory fees to affiliate for the three and nine months ended September 30, 2006 were $261,000 and $678,000 compared to $165,000 and $502,000 for the corresponding periods in 2005. The increase was due to a net increase in gross assets which is the basis of the advisory fee. The increase was also due to fees for refinancing certain mortgage obligations. These increases were offset by interest paid by the advisor to IORI under a cash management agreement between the advisor and IORI. See NOTE 5. ADVISORY AGREEMENT.

The net income fee to affiliates for the three and nine months ended September 30, 2006 was ($17,000) and $38,000 as compared to $25,000 and $92,000 for the corresponding periods in 2005. The net income fee is based on 7 1/2 percent of IORI’s net income. See NOTE 5. ADVISORY AGREEMENT.

General and administrative expenses for the three and nine months ended September 30, 2006 was $109,000 and $391,000 as compared to $132,000 and $473,000 for the corresponding periods in 2005.

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

Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI had taxable loss for the first nine months of 2006 and for the first nine months of 2005; therefore, it recorded no provision for income taxes.

At September 30, 2006, IORI had a net deferred tax asset of approximately $1.0 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At September 30, 2006 IORI’s exposure to a change in interest rates on its debt was as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$7,000,000	10.25%	$70,000

Total decrease in IORI’s annual net income			70,000

Per share			$.02

ITEM 4. CONTROLS AND PROCEDURES

Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2006 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Income Opportunity Realty Investors, Inc. did not repurchase any of its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of June 30, 2006				219,090
July 1-31, 2006	$—	$—	—	219,090
August 1-31, 2006	—	—	—	219,090
September 1-30, 2006	—	—	—	219,090
Total	$—	$—	—

(a)	On June 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2003).

31.1*	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 14, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Acting Principal Executive Officer)