Form 10-K
period 2006-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2007-03-30
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $5,237,274 based upon a total of 748,182 shares held as of June 30, 2006 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 23, 2007, there were 4,167,635 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate”, “plan”, “intend”, “expect”, “anticipate”, “believe” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. Risk Factors beginning on Page Five.

PART I

ITEM 1.	BUSINESS

Income Opportunity Realty Investors, Inc. (“IORI” or the “Company” or “we” or “us”), a Nevada corporation, is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 15, 1985. Prior to January 1, 2003, IORI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Code”). Due to the completion of a tender offer by a subsidiary of American Realty Investors, Inc. (“ARI”), an affiliate, on March 19, 2003, and the resulting concentration of ownership, IORI no longer met the requirement, as of January 1, 2003, for tax treatment as a REIT. IORI cannot re-qualify to elect REIT tax status for at least five years after January 1, 2003.

At December 31, 2006, IORI’s real estate consisted of 12 properties held for investment. In addition, IORI owns an interest in one partnership that owns real property and a second partnership that holds a wraparound mortgage note receivable. IORI also owns equity interests in entities that are partners in, or otherwise own, real estate interests. IORI’s real estate portfolio is more fully discussed in Item 2. Properties.

Syntek West, Inc. (“SWI”) owns approximately 57.17% of the outstanding shares of IORI Common Stock. SWI is also the contractual advisor to IORI. Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange (the “NYSE”), owns approximately 24.9% of IORI’s outstanding shares of Common Stock.

Business Plan

IORI’s business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate related activities through investments in mortgage loans. IORI’s real estate is located in the Southwest region of the continental United States. Information regarding IORI’s real estate portfolio is set forth in ITEM 2. PROPERTIES, and in Schedule III to the Consolidated Financial Statements included at ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. IORI has three operating segments: apartments, commercial properties and land ownership. (See NOTE 13. OPERATING SEGMENTS).

IORI’s business is not seasonal. Management has determined to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management’s plan of operation is to acquire above average apartment and commercial properties, in keeping with the current class of properties in IORI’s real estate portfolio. In 2007, management intends to focus on income-producing property acquisitions to maintain a balance between income-producing and non-income-producing properties. Management does not expect that IORI will seek to fund or acquire additional mortgage loans. IORI may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property’s operating income by competitive leasing and aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. Renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses and management believes that such expenditures are necessary to maintain or enhance the value of IORI’s properties.

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

For more than the past five years, affiliates of Prime Income Asset Management LLC (“Prime”) have provided property management services to IORI. Triad Realty Services, Ltd. (“Triad”) provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to IORI. The general partner of Triad is Prime Income Asset Management, Inc. (“PIAMI”), the sole member of Prime. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”). Triad subcontracts the property-level management and leasing of IORI’s five office buildings and the commercial property owned by a real estate partnership, in which IORI and TCI are partners, to Regis Realty I, LLC (“Regis I”), which is owned by Highland. Regis I is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.

IORI has no employees. Employees of SWI render services to IORI.

Competition

The real estate business is highly competitive and IORI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS- Related Party Transactions), some of which have greater financial resources than those of IORI. Management believes that success against such competition is dependent upon the geographic location of the property; the performance of the property-level managers in areas such as marketing, collection and control of operating expenses; the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and IORI’s ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of IORI’s properties also are competitive factors.

To the extent that IORI seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in the same areas as well as aggressive buyers attempting to penetrate or dominate a particular market.

As described above (and in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Related Party Transactions) some of the officers and directors of IORI also serve as officers or directors of certain other entities, such as Basic Capital Management, Inc. (“BCM”), Prime, PIAMI, ARI and TCI, some of which have business objectives similar to those of IORI. One Director of IORI also serves as an officer and director of SWI. One of IORI’s directors also serves as director of both ARI and TCI. IORI’s directors, officers and advisor owe fiduciary duties to such other entities as well as to IORI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors and contractual advisors consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity’s existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity that has these funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of such entities.

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

Certain Factors Associated with Real Estate and Related Investments

IORI is subject to all risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing, which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; increases in real estate taxes; federal or local economic or rent controls; floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or SWI. The illiquidity of real estate investments also may impair the ability of management to respond promptly to changing circumstances. Management believes that such risks can be partially mitigated with diversification by geographic region and property type of IORI’s real estate portfolio. However, to the extent property acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be limited. See ITEM 1A. RISK FACTORS for further information regarding risk.

Available Information

IORI’s Common Stock is traded on the American Stock Exchange, Inc. (“AMEX”) under the symbol “IOT”. Our principal executive office is located at 1755 Wittington Place, Suite 340, Dallas, Texas 75234, and our telephone number is 469-522-4200.

We maintain an internet website at http://www.incomeopp-realty.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and our Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines

on Director Independence and other information on our website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

ITEM 1A. RISK	FACTORS

Risk Factors Related to Our Business

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.

Adverse events concerning existing tenants or negative market conditions that may affect existing tenants could have an adverse impact on our ability to attract new tenants, re-let space, collect rent or renew lease, and, thus, could adversely affect our cash flow from operations and inhibit growth.

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

At any time, any of our tenants may experience a downturn in business that may weaken their financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our Company.

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

A significant portion of our costs, such as real estate taxes, insurance costs and debt service payments, generally are not reduced when circumstances cause a decrease in cash flow from our properties.

We may not be able to compete successfully with other entities that operate in our industry.

We experience a great deal of competition in attracting tenants for our properties and in locating land to develop and properties to acquire.

In our effort to lease our properties, we compete for tenants with a broad spectrum of other landlords in each of our markets. These competitors include, among others, publicly held REITs, privately held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than we are able to offer.

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

We acquire individual properties and portfolios of properties and intend to continue to do so. Our acquisition activities and their successes are subject to the following risks:

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

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we may be required to pay substantial sums to settle it, which could adversely affect our cash flow.

Many of our properties are concentrated in our primary markets, and we therefore may suffer economic harm as a result of adverse conditions in those markets.

Our properties are located principally in specific geographic areas in the Southwestern United States. Due to the concentration of our properties in these areas, performance is dependent on economic conditions in these areas. These areas have experienced periods of economic decline in the past, and may do so in the future.

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

We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debts as they mature. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Our credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under credit facilities and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

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

Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be impaired. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period we desire or need to sell them, or whether we will be able to sell them at a price that will allow us to fully recoup our investment. We may not be able to realize the full potential value of our assets and we may incur costs related to the early pay-off of the debt secured by such assets.

Our business, overall, is subject to all of the risks associated with the real estate industry.

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•

changes in general or local economic conditions—because our real estate assets are concentrated in the Southwest, any deterioration in the general economic conditions in any of those states could have an adverse effect on our business and assets in a given state;

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

IORI’s real estate portfolio at December 31, 2006 is set forth in Schedule III to the Consolidated Financial Statements included at ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The following provides certain summary information concerning IORI’s real estate portfolio.

At March 23, 2007, IORI’s real estate portfolio consists of twelve owned properties and an investment in a partnership that owns commercial property. IORI is a partner in a partnership in which it is a 40% general partner that holds a wraparound mortgage note. At December 31, 2006, IORI held equity investments in apartments and office buildings in the Southwest region of the continental United States and, more specifically, in Texas.

Geographic Regions

Eleven of IORI’s twelve properties are located in Texas.

Real Estate

Types of Real Estate Investments.

IORI’s real estate consists of apartments and commercial properties (office buildings), with established income-producing capabilities, and undeveloped land. In selecting real estate for investment, the location, age, and type of property; gross rents; lease terms; financial and business standing of tenants; operating expenses; fixed charges; land values and physical condition are considered. IORI may acquire properties subject to existing debt and may assume that debt, mortgage, pledge or otherwise obtain financing. The IORI Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing. IORI has typically invested in developed real estate, although it also may invest in new construction or development either directly or in partnership with non-affiliated parties or affiliates (subject to approval by the Board). To the extent that IORI invests in construction and development projects, it will be subject to business risks such as cost overruns and construction delays associated with such higher risk projects.

In the opinion of management, IORI’s properties are adequately covered by insurance.

During 2006, the activity in IORI’s owned real estate portfolio was:

Owned properties at January 1, 2006	10
Properties purchased	1
Properties acquired	2
Property transferred in satisfaction of debt	(1)
Properties sold	0

Owned properties at December 31, 2006	12

On March 31, 2006, IORI purchased a 218-unit apartment complex located in Indianapolis, Indiana (Falcon Point) from SWI, (a related party) for $3,750,000, which includes the assumption of a $1,500,000 existing mortgage.

On May 12, 2006, IORI acquired 202 acres of unimproved real property known as Travelers land in satisfaction of two notes due from a related party in the aggregate amount of $24.4 million

On May 12, 2006, IORI acquired One Hickory Center in satisfaction of a $11.9 million note due from a related party to IORI. Upon its acquisition IORI transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million, secured by One Hickory Center.

Properties Held for Investment.    Set forth below are IORI’s owned properties at December 31, 2006, all of which were held for investment, and the monthly rental rate for apartments, the average annual rental rate for office buildings and the occupancy for both at December 31, 2006, 2005 and 2004:

Property	Location	Units/Square Footage/ Acres	Rent Per Square Foot			Occupancy %
			2006	2005	2004	2006	2005	2004
Apartments
Brighton Court	Midland, TX	60 Units/90,672 Sq. Ft.	$.66	$.60	$.60	98%	100%	97%
Del Mar	Midland, TX	92 Units/105,348 Sq. Ft.	.70	.59	.54	99	92	96
Enclave	Midland, TX	68 Units/89,734 Sq. Ft.	.76	.65	.61	100	68	97
Falcon Point	Indianapolis, IN	218 units/164,225 Sq. Ft.	.54	.59	.54	85	71	66
Meridian	Midland, TX	230 Units/264,000 Sq. Ft.	.65	.53	.48	98	100	94
Signature Place	Midland, TX	57 Units/72,480 Sq. Ft.	.73	.67	.63	98	100	95
Sinclair Place	Midland, TX	114 Units/91,529 Sq. Ft.	.73	.61	.56	99	98	95

Office Buildings
2010 Valley View	Farmers Branch, TX	40,666 Sq. Ft.	13.96	14.78	15.17	68	56	56

Shopping Centers
Parkway Center	Dallas, TX	28,374 Sq. Ft.	14.93	16.53	16.36	90	75	69

Industrial Warehouse
Eagle Crest	Farmers Branch, TX	133,000 Sq. Ft.	3.42	3.43	3.30	100	100	100

Land
Three Hickory Centre	Farmers Branch, TX	9 Acres
Travelers Land	Farmers Branch, TX	202 acres

Partnership Properties.    Set forth below is the commercial property owned by the partnership in which IORI is an equity investor and the average annual rental rate and occupancy thereof at December 31, 2006, 2005 and 2004:

			Rent Per Square Foot			Occupancy %
Property	Location	Square Footage	2006	2005	2004	2006	2005	2004
Office Buildings
Eaton Square	Tulsa, OK	225,556 Sq. Ft.	$9.77	$11.09	$11.09	70%	75%	38%

Mortgage Loans

From time to time, portions of IORI’s assets have been invested in mortgage notes secured by income-producing real estate. These mortgage notes included first, wraparound and junior mortgage loans. During the past two years, management has not sought to fund or acquire new mortgage loans, other than those which may have originated in conjunction with purchase money financing of a property sale provided by IORI. See ITEM 1. BUSINESS. IORI funded no new mortgage notes in 2006.

On October 14, 2003, IORI purchased, sold and conveyed an office building known as One Hickory Centre and 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11.9 million payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The remaining difference was a result of pro-rations and various expenses paid by IORI in connection with the closing of the transaction. The note accrued interest at 5.5% per annum. The sales price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22.8 million secured by a Deed of Trust covering the Travelers Land sold, and delivered cash to IORI in the amount of $1,946,715. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various pro-rations. The note accrued interest at 5.5% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1.6 million payable upon demand, or if no demand is made prior thereto on June 30, 2006, with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1.6 million. The note accrued interest at 5.5% per annum.

On May 12, 2006 Encino Executive Plaza, Ltd. transferred One Hickory Center and the 202 acres of unimproved real property known as Travelers land back to IORI in satisfaction of the three notes in the amounts of $11.9 million, $22.8 million and $1.6 million, respectively. Further, on May 12, 2006 IORI transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million which was secured by One Hickory Center.

Partnership mortgage loans    IORI owns a 40% general partner interest and TCI owns a 60% general partner interest in Nakash Income Associates (“NIA”).

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

Registrant’s Annual Meeting of Stockholders occurred on December 14, 2006, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 (the “Exchange Act”). There was no solicitation in opposition to the management nominees listed in the proxy statement and all of such nominees were elected. At the Annual Meeting, stockholders were asked to consider and vote upon the election of directors and the ratification of the selection of the independent registered public accounting firm for IORI for the fiscal year ending December 31, 2006 and any interim period.

With respect to each nominee for election as a director, the following table sets forth the number of votes cast for or withheld:

	Shares Voting
Candidate	For	Withheld
David E. Allard	3,764,455	28,791
Robert A. Jakuszewski	3,764,398	28,848
R Neil Crouch	3,764,398	28,848
Peter L. Larsen	3,764,455	28,791
Ted P. Stokely*	3,749,796	43,450

There were no broker non-votes on the election of directors. All nominees were elected.

With respect to the ratification of Swalm & Associates, P.C. as the independent registered public accountant for the Company for the fiscal year ending December 31, 2006 and any interim period, 3,761,968 votes were received in favor of such proposal, 22,363 votes were received against such proposal, and 8,925 votes abstained; there were no broker non-votes on this issue.

*	Ted P. Stokely resigned as a director on February 22, 2007. See ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and traded on the AMEX under the symbol “IOT”. The following table sets forth the high and low closing sales prices for the Company’s Common Stock for each full, quarterly period within the two most recent fiscal years and any subsequent interim period as reported by published financial sources.

	2006		2005
	High	Low	High	Low
First Quarter	$7.20	$6.10	$5.57	5.17
Second Quarter	7.10	6.30	10.00	5.53
Third Quarter	7.45	6.30	10.00	6.35
Fourth Quarter	7.05	5.55	7.30	6.02

On March 22, 2007, the closing sale price of the Company’s Common Stock on the AMEX was $5.97 per share. As of March 22, 2007, the Company’s Common Stock was held by approximately 800 holders of record.

Performance Graph

The following graph compares the cumulative total stockholder return on shares of Common Stock of the Company with the Dow Jones U.S. Total Market Index (“DJ Total Market Index”) and the Dow Jones Real Estate Investment Index (“DJ Real Estate Index”). The comparison assumes that $100 was invested on December 31, 2002, in shares of Common Stock of the Company, and in each of the indices, and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Income Opportunity Realty Invs	100	81.98	85.01	100.48	106.06
Dow Jones US Real Estate Index	100	128.36	159.42	165.97	213.89
Dow Jones US Composite Index	100	128.44	141.50	147.85	167.84

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

No cash dividends on the Company’s Common Stock were declared or paid in 2005 or 2006. Although no express intention or policy with respect to the future declaration or payment of cash dividends has been adopted by the Board of Directors, it is unlikely that any cash dividends on the Company’s Common Stock will be declared or paid in 2007. See also, ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Liquidity and Capital Resources.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 300,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 900,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. Through December 31, 2006, an adjusted total of 805,202 shares (268,404 pre-forward split shares) out of the total authorization of up to 900,000 shares had been repurchased at an aggregate cost of $2.7 million. During the three months ended December 31, 2006, no share repurchases occurred, and the maximum number of shares remaining available for purchase under such plan is 94,788 shares. The following table represents shares repurchased during the three months ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
October 2006	—	$—	—	94,788
November 2006	—	—	—	94,788
December 2006	—	—	—	94,788

Total	—	$—	—	94,788

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	dollars in thousands
EARNINGS DATA
Rents	$7,669	$6,447	$5,905	$5,224	$5,298
Property expense	4,256	3,388	3,129	3,331	2,748
Operating income (loss)	1,675	1,015	732	(126)	50
Interest income	3,395	4,135	3,325	626	270
Income (loss) from equity partnerships	(33)	(57)	(3)	(7)	862
Provision for loss on related party receivables	—	—	—	1,569	(1,568)
Net income (loss) from continuing operations	172	1,377	44	(707)	(2,012)

Discontinued operations	—	—	5,384	(2,053)	4,097

Net income (loss)	$172	$1,377	$5,428	$1,346	$2,085

PER SHARE DATA
Net income (loss) from continuing operations	$0.04	$0.33	$0.01	$(0.16)	$(0.47)
Net income (loss) from discontinued operations	—	—	1.29	0.47	0.95

Net income (loss) applicable to Common shares	$0.04	$0.33	$1.30	$0.31	$0.48

Weighted average shares outstanding	4,168,035	4,168,035	4,316,835	4,316,835	4,481,025

All share data including earnings per share has been adjusted reflect the 3-for-1 forward split in the form of a 200% stock dividend in May 2005.

BALANCE SHEET DATA
Real estate held for investment, net	$58,621	$30,772	$31,368	$50,367	$74,750
Notes and interest receivable, net	27,777	63,230	54,911	45,531	—
Total assets	108,911	99,341	90,638	101,093	90,185
Notes and interest payable	61,546	52,817	44,571	60,825	51,432
Stockholders’ equity	44,839	44,667	43,290	38,653	37,307
Book value per share	$10.76	$10.70	$10.51	$9.06	$8.64

IORI purchased one property in 2006 for $3.3 million and acquired undeveloped land in satisfaction of notes aggregating $24.4 million. IORI acquired four properties for a total of $21.0 million in 2005. See ITEM 2. PROPERTIES—Real Estate and ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors”.

The risks included here are not exhaustive. Other sections of this report, including PART I, ITEM I. BUSINESS—RISK FACTORS include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

IORI invests in equity interests in real estate through acquisitions, leases, partnerships and in mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Recent Accounting pronouncements.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.

Real Estate Held for Investment

Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to forty years.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When IORI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS No. 66 guidelines.

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

Obligations and Commitments

IORI has contractual obligations and commitments primarily with the payment of mortgages.

The following table aggregates IORI’s expected contractual obligations and commitments subsequent to December 31, 2006.

Payments Due by Period

(dollars in thousands)

Principal Payments

2007	8,966
2008	31,535
2009	797
2010	860
2011	3,247
Thereafter	15,712

Total	$61,117

Liquidity and Capital Resources

Cash and cash equivalents totaled $80,000 and $201,000 at December 31, 2006 and 2005. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancing and partnership distributions. Management anticipates that in 2007, IORI will refinance its debt obligations as they become due and generate excess cash from operations. However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all IORI’s obligations as they mature, when necessary, management also may selectively sell income-producing real estate, refinance real estate and incur additional borrowings secured by real estate to meet cash requirements.

Net cash provided by (used in) operating activities was $816,000 in 2006, $1,184,000 in 2005 and ($163,000) in 2004. Cash flow from property operations is rents collected, less payment for property operating expenses or operating income. Operating income was $660,000 higher in 2006 as compared to 2005. However, interest expense in 2006 was $1.1 million higher and interest income was $740,000 lower in 2006 as compared to 2005. The combination of these factors accounted for cash flow from operating activities of approximately $816,000 in 2006, compared to $1.2 million in 2005.

Net cash provided by (used in) investing activities was ($19.9 million) in 2006, ($9.9 million) in 2005 and ($3.9 million) in 2004. During 2006, IORI financed and refinanced certain mortgages, which netted IORI $19 million (see financing activities). During 2005, IORI loaned TCI $7.0 million (See NOTE 6. RELATED PARTY TRANSACTIONS). In accordance with the advisory agreement, IORI provided its excess funds to the advisor in the amount of $19.9 million, $2.8 million, and $3.9 million in 2006, 2005, and 2004, respectively. Effective June 2005 the advisory agreement was amended to provide that IORI would receive or pay interest to or from the advisor for funds loaned to or borrowed from the advisor. The interest rate is Prime plus 1%.

Net cash provided (used) from financing activities was $19 million in 2006, $8.6 million in 2005 and ($1.0 million) in 2004. During 2006, IORI refinanced existing mortgages and obtained a new mortgage, which netted $33.8 million and offset loan payments made of $14.8 million. During 2004, IORI refinanced existing mortgages and obtained a new financing totaling $7.8 million and repaid $7.4 million of debt. In addition, IORI borrowed $7 million from a third party and loaned the proceeds to TCI (See NOTE 6. RELATED PARTY TRANSACTIONS). During 2004, IORI refinanced certain loans, the proceeds of which approximated the principal payments made.

Net cash provided from discontinued operations was $5.4 million in 2004. During 2004 IORI sold two commercial properties, two residential properties and one acre of land.

IORI paid no dividends in 2006, 2005, or 2004. It is unlikely that IORI will pay any quarterly dividends in 2007.

Management reviews the carrying values of IORI’s properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if the future cash flow from a property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property and visits to selected properties in the area, and a review of (1) the property’s current rents compared to market rents, (2) the property’s expenses, (3) the property’s maintenance requirements and (4) the property’s cash flows.

Results of Operations

2006 compared to 2005—IORI reported net income of $172,000 in 2006 and $1.4 million in 2005. Fluctuations in components of revenue and expense are discussed below.

Rents were $7.7 million in 2006 and $6.4 million in 2005. In March 2006, IORI acquired Falcon Point Apartments which provided $720,000 of rental income in 2006. The balance of the increase in 2006 is due to a combination of increased occupancy as well as increased rental rates.

Property operations expense was $4.3 million in 2006 and $3.4 million in 2005. The addition of Falcon Point Apartments added $631,000 to property operating expense in 2006. The balance of the increase is due to an overall increase in operating expenses.

Interest income was $3.4 million in 2006 and $4.1 million in 2005. On May 12, 2006, Encino Executive Plaza, Ltd. transferred One Hickory Center and the 202 acres of unimproved real property known as Travelers Land back to IORI in satisfaction of the three notes in the amounts of $11.9 million, $22.8 million and $1.6 million, respectively. Interest income received by IORI on the Encino notes through May 12, 2006 was $720,000. Interest income on the Encino notes for 2005 was $1.9 million. During the third quarter of 2005, IORI advanced TCI $6.7 million and received interest at the rate of prime plus 2%. During 2006, IORI received a full year’s interest of $696,000.

Interest expense was $4.8 million in 2006 and $3.6 million in 2005. During 2006 IORI refinanced two commercial properties and the 202 acres of unimproved land which netted IORI an additional $19 million in cash as well as debt. In addition IORI debt obligation increased by $1.5 million from the acquisition of Falcon Point. IORI also incurred additional interest expense due to higher interest rates on its variable debt as compared to 2005.

Depreciation expense was $750,000 in 2006 and $691,000 in 2005. The increase is due principally to the addition of Falcon Point Apartments.

Advisory fee to affiliate was $496,000 in 2006 and $738,000 in 2005. During 2006, the advisory fee increased by $74,000 due to an increase in total assets, which is a component of determining the advisory fee. In addition, IORI pays the advisor a 1% fee of new and refinanced loans obtained by IORI. During 2006, IORI paid the advisor $338,000 in such fees as compared to $36,000 in 2005. These increases were offset by interest paid to IORI during 2006 as compared to 2005 under a cash management agreement between IORI and its advisor. See NOTE 9. ADVISORY AGREEMENT.

The net income fee was $9,000 in 2006 and $109,000 in 2005. The net income fee is based on 7.5% of IORI’s net income.

General and administrative expense was $492,000 in 2006 and $615,000 in 2005. In 2005, IORI incurred additional professional fees as a result of the METRA SETTLEMENT as well as matters pertaining to the METRA agreement in general.

Equity losses in partnership were $33,000 in 2006 and $57,000 in 2005. IORI is a non-controlling partner in two partnerships (See NOTE 4. INVESTMENT IN EQUITY METHOD PARTNERSHIPS).

2005 compared to 2004—IORI reported net income of $1.4 million in 2005 and $5.4 million 2004, including a gain on the sale of assets totaling $5.5 million. Fluctuations in components of revenue and expense are discussed below.

Rents were $6.4 million in 2005 and $5.9 million in 2004. The increase is due to a combination of increased occupancy as well as increased rental rates.

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

Advisory fee to affiliate was $738,000 in 2005 and $741,000 in 2004. See NOTE 9. ADVISORY AGREEMENT.

The net income fee was $109,000 in 2005 as compared to $440,000 in 2004. The net income fee is based on 7.5% of IORI’s net income.

General and administrative expense was $615,000 in 2005 and $563,000 in 2004. The increase was due principally to professional fees paid in 2005 as a result of the METRA SETTLEMENT as well as matters pertaining to the METRA agreement in general.

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

Newly Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.

Inflation

The effects of inflation on IORI’s operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings, as well as the cost of variable interest rate, debt will be affected.

Taxes

For the years 2002 and 2001, IORI elected, and in the opinion of management qualified, to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To continue to qualify for federal taxation as a REIT among other requirements, IORI was required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. As a REIT, IORI was also required to distribute at least 90% (95% in 2000) of its REIT taxable income plus 90% (95% in 2000) of its net income from foreclosure property on an annual basis to stockholders.

Due to the completion of the tender offer by ARI on March 19, 2003, and the resulting concentration of ownership, IORI no longer met the requirement for tax treatment as a REIT as of January 1, 2003. IORI cannot re-qualify for tax treatment as a REIT for at least five years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

IORI’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the change in the market rates and prices and the affect of these changes on future operations. Market risk is managed by matching a property’s anticipated net operating income to an appropriate financing.

IORI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IORI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. . Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IORI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IORI’s market risk is exposure to short-term interest rates from variable rate borrowings. If market interest rates for variable rate debt average 100 basis points more in 2007 than they did during 2006, IORI’s interest expense would increase and income would decrease by $70,000. This amount is determined by considering the impact of hypothetical interest rates on IORI’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IORI’s financial structure.

The following table contains only those exposures that existed at December 31, 2006. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands).

	2007	2008	2009	2010	2011	Thereafter	Total
Liabilities

Liabilities—notes payable
Variable interest rate notes-fair value							$8,200
Instrument’s maturities	$8,200	0	0	0	0	0	8,200
Instrument’s amortization	0	0	0	0	0	0
Interest	781	0	0	0	0	0	781
Average rate	10.4%	0.0%	0.0%	0.0%	0.0%	0.0%

Fixed interest rate-fair value

Fixed interest rate notes							$51,244
Instrument’s maturities		30,797			2,350	2,539	35,686
Instrument’s amortization	766	738	797	859	897	13,174	17,231
Interest	4,277	4,219	1,566	1,505	1,441	—
Average rate	8.1%	8.1%	7.6%	7.6%	7.6%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Income Opportunity Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2006 and 2005, and the results of its operations, changes in stockholders’ equity and its cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

Plano, Texas

March 29, 2007

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(dollars in thousands)
Assets
Real estate held for investment	$63,682	$35,083
Less—accumulated depreciation	(5,061)	(4,311)

	58,621	30,772
Notes and interest receivable	27,777	63,230
Investment in real estate partnerships	515	547
Cash and cash equivalents	80	201
Receivables from affiliates	17,766	1,853
Other assets	4,152	2,738

	$108,911	$99,341

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$61,546	$52,817
Other liabilities	1,921	1,344

	63,467	54,161
Commitments and contingencies

Minority interest	605	513
Stockholders’ equity
Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 4,168,035 shares in 2006 and in 2005	42	42
Paid-in capital	61,955	61,955
Accumulated deficit	(17,158)	(17,330)

	44,839	44,667

	$108,911	$99,341

Stockholders equity reflects a 3-for-1 forward split of the stock in the form of a 200% stock dividend in May 2005.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Property revenue
Rents and other property revenues	$7,669	$6,447	$5,905

Operating expenses:
Property operations	4,256	3,388	3,129
Depreciation	750	691	740
General and administrative	492	615	563
Advisory fees	496	738	741

Total operating expenses	5,994	5,432	5,173

Operating income (loss)	1,675	1,015	732

Other income (expense):
Interest income	3,395	4,135	3,325
Mortgage and loan interest	(4,764)	(3,569)	(3,570)
Provision for asset impairment	—	—	—
Recovery of loss provision on receivable from related party	—	—	—
Net income fee	(9)	(109)	(440)

Total other income (expense)	(1,378)	457	(685)

Income (loss) before gain on land sales, equity in earnings of investees and minority interest	297	1,472	47

Equity in earnings (loss) of investees	(33)	(57)	(3)
Minority interests	(92)	(38)	—

Net income (loss) from continuing operations	172	1,377	44

Income from discontinued operations	—	—	5,384

Net income	$172	$1,377	$5,428

Earnings per share
Net income (loss) from continuing operations	$0.04	$0.33	$0.01
Discontinued operations	—	—	1.29

Net income	$0.04	$0.33	$1.30

Weighted average Common shares used in computing earnings per share	4,168,035	4,168,035	4,316,835

Earnings per share reflect a 3-for-1 forward split of the stock in the form of a 200% stock dividend in May 2005.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
	(dollars in thousands)
Balance, December 31, 2003	4,217,635	42	62,746	(24,135)	38,653
Repurchase of common stock	(49,600)	—	(791)	—	(791)
Net income	—	—	—	5,428	5,428

Balance, December 31, 2004	4,168,035	42	61,955	(18,707)	43,290
Net income	—	—	—	1,377	1,377

Balance, December 31, 2005	4,168,035	$42	$61,955	$(17,330)	$44,667
Net Income	—	—	—	$172	$172

Balance, December 31, 2006	4,168,035	$42	$61,955	$(17,158)	$44,839

Shares issued and outstanding reflect a 3-for-1 forward split of the stock in the form of a 200% stock dividend in May 2005.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$172	$1,377	$44
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	750	691	740
Amortization	239	351	278
Equity in (income) loss of partnerships	32	57	3
(Increase) decrease in accrued interest receivable	(390)	(1,319)	(1,042)
(Increase) decrease in other assets	(1,001)	168	(103)
Increase (decrease) in accrued interest payable	201	—	(169)
Increase (decrease) in minority interests	92	38	—
Increase (decrease) in other liabilities	721	(179)	86

Net cash provided by (used in) operating activities of continuing operations	$816	$1,184	$(163)

Cash Flows From Investing Activities
Real estate improvements	$(275)	$—	$—
Notes receivable funded	—	(7,000)	—
Additions to fixed assets	—	(95)	—
Payments from (to) advisors and affiliates	(19,663)	(2,840)	(3,882)

Net cash provided by (used in) investing activities	(19,938)	(9,935)	(3,882)

Cash Flows From Financing Activities
Proceeds from notes payable	$33,802	$15,787	$1,193
Payments on notes payable	(14,801)	(7,539)	(1,433)
Deferred borrowing costs	—	(170)	—
Repurchase of treasury stock	—	—	(791)
Sale of investments	—	475	—

Net cash provided by (used in) financing activities of continuing operations	19,001	8,553	(1,031)

Discontinued Operations
Cash provide by (used in) operations			(262)
Cash provided by investing activities—sale of real estate			5,679

Net cash provided by (used in) discontinued operations			5,417

Net increase (decrease) in cash and cash equivalents	(121)	(198)	341
Cash and cash equivalents, beginning of year	201	399	58

Cash and cash equivalents, end of year	$80	$201	$399

Supplemental disclosure of cash flow information
Encino Notes	$36,342
Travelers Land	(24,574)
Falcon Point	1,500
Deferred borrowing costs	(652)
One Hickory Center	(11,973)
Deferred capital gains	(144)
Convert accrued interest to increased principal	(499)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. and consolidated entities were prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2004 have been reclassified to conform to the 2005 and 2006 presentation.

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

Recent Accounting Pronouncements.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.

Real estate held for investment and depreciation.    Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which ranges from two to forty years.

Revenue recognition on the sale of real estate.    Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment sale, the cost recovery or the financing method, whichever is appropriate. See NOTE 2. REAL ESTATE.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per share.    Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

Consolidated Statements of Cash Flows.    In 2005, the Company adopted the indirect method of presenting the Consolidated Statement of Cash Flows. The presentation for prior years has been restated to conform to the indirect method.

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

IN 2006 Encino Executive Plaza, Ltd. transferred One Hickory Center back to IORI in satisfaction of a $11.9 million not hel by IORI. IORI simultaneously transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million which was secured by One Hickory Center.

Concentration of investment risk.    IORI has a high concentration of investment risk on properties in the Southwest region of the United States. This risk includes, but is not limited to, changes in local economic conditions, changes in real estate and zoning laws, increases in real estate taxes, floods, tornados and other acts of God and other factors beyond the control of management. In the opinion of management, this investment risk is partially mitigated by the diversification of property types in other geographical regions of the United States, management’s review of additional investments, acquisitions in other areas and by insurance.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.	NOTES AND INTEREST RECEIVABLE

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the simple interest fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

On September 30, 2004, a Secured Promissory Note in the amount of $1,222,500 given by Unified Housing foundation (“UHF”) for Unified Housing of Parkside Crossing, LLC to Regis I and the accrued interest receivable of $112,878 were assigned from Regis I to IORI as a pay down of certain intercompany receivables.

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

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for Unified Housing of Alobil LLC to Transcontinental Eldorado, Inc. was assigned from TCI to IORI as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Treehouse-IR from IORI.

On December 30, 2003, a Secured Promissory Note in the amount of $6,363,360 given by Humble to NLP was assigned from ARI to IORI as a pay down of certain intercompany receivables.

On December 30, 2003, a Secured Promissory Note in the amount of $2,000,000 given by Humble to NLP was assigned from ARI to IORI as additional pay down of certain intercompany receivables.

On October 14, 2003, IORI purchased, sold and conveyed an office building known as One Hickory Centre, and sold 202 acres of unimproved real property known as the Travelers Land in Dallas County, Texas to Encino Executive Plaza, Ltd. a wholly-owned affiliate of ARI. The sale price for One Hickory Centre was $12,200,000 and Encino Executive Plaza, Ltd. executed a wrap-around promissory note in the amount of $11.9 million payable to the order of IORI secured by a Deed of Trust encumbering One Hickory Centre. The remaining difference was a result of pro-rations and various expenses paid by IORI in connection with the closing of the transaction. The note bore interest at 5.5% per annum. The sale price for the Travelers Land was $25,000,000. At closing, Encino Executive Plaza, Ltd. executed an all inclusive wrap-around promissory note payable to the order of IORI in the principal amount of $22.8 million secured by a Deed of Trust covering the Travelers Land sold, and delivered cash to IORI in the amount of $1,946,715. As with the prior transaction, the difference between the purchase price and the promissory note represented adjustments for various pro-rations. The note bore interest at 5.5% per annum. Subsequently, IORI made a loan to Encino Executive Plaza, Ltd. in the amount of $1.6 million payable upon demand or if no demand is made prior thereto on June 30, 2006 with a market rate of interest. Encino Executive Plaza, Ltd. executed and delivered a promissory note payable to the order of IORI in the stated principal amount of $1.6 million. The note bore interest at 5.5% per annum.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 12, 2006, Encino Executive Plaza, Ltd. transferred One Hickory Center and the 202 acres of unimproved real property known as Travelers land back to IORI in satisfaction of the three notes in the amounts of $11.9 million, $22.8 million and $$1.6 million, respectively. Further, on May 12, 2006, IORI transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million which was secured by One Hickory Center.

NOTE 4.	INVESTMENT IN EQUITY METHOD PARTNERSHIPS

Investments in equity method partnerships consisted of the following:

	2006	2005
Nakash Income Associates (“NIA”)	$415	$406
TCI Eton Square, L.P. (“Eton Square”)	100	141

	$515	$547

IORI owns a 40% general partner interest and TCI owns a 60% general partner interest in NIA.

IORI also owns a 10% limited partner interest in Eton Square, which, at December 31, 2004, owned the Eton Square Building in Tulsa, Oklahoma. TCI owns a 90% general partner interest in Eton Square.

Set forth below are summarized unaudited financial data for the partnerships accounted for using the equity method:

	2006	2005
Notes receivable	$902	$902

Real estate, net of	14,443	14,757
Accumulated depreciation ($3,190 in 2006 and $2,627 in 2005)
Other assets	485	259
Notes payable	(9,981)	(10,012)
Other liabilities	(3,841)	(3,479)
Partners’ capital	$(2,008)	$(2,427)

	2006	2005	2004
Rents	$1,674	$1,336	$1,365
Interest income		9	156
Interest expense	(578)	(652)	(739)
Property operations expense	(951)	(813)	(775)
Depreciation	(563)	(480)	(475)

Net income (loss)	$(418)	$(600)	$(468)

IORI’s equity share of:

	2006	2005	2004
Income (loss) before gains on sale of real estate	$(33)	$(57)	$(3)
Gain on sale of real estate	—	—	—
Net income (loss)	$(33)	$(57)	$(3)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.	NOTES AND INTEREST PAYABLE

Scheduled notes payable principal payments are due as follows (in thousands):

2007	8,966
2008	31,535
2009	797
2010	860
2011	3,247
Thereafter	15,712

Total	$61,117

Notes payable at December 31, 2006 bear interest at rates ranging from 4.48% to 9.25% and mature between 2007 and 2036. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $58.6 million. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Obligations and Commitments and ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Liabilities.

In April 2002, the Company transferred all of its residential properties to partnerships formed with METRA Capital LLC (“METRA”) in a financing transaction under SFAS 66 “Accounting for Real Estate Sales”. Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. (“Innovo”), was a limited partner in the partnerships that purchased the properties. The transfer price for the properties totaled $26.2 million, including $5.3 million in cash, payment of $15.7 million in debt and various closing costs, $5.2 million in value of 8% non-recourse, non- convertible preferred stock of Innovo, and possible additional contingent consideration depending upon the ultimate sale price of the properties by the METRA partnerships. A former director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. At the time of the transaction in April 2002, ARI was a related party to the Company by virtue of ARI’s subsidiaries’ ownership of approximately 28.5% of the then outstanding common stock of the Company, and the fact that ARI and the Company had the same persons as executive officers. Based upon the prospect of additional consideration, ultimate continued involvement through the preferred stock and the related-party nature of the former ARI director’s involvement, as well as the Company retaining a right to approve the price of any ultimate sale by a METRA partnership of the properties, and a process by which the Company effectively guaranteed a preferential return to the METRA investors, management determined that the transaction should be classified as a financing transaction and not a sale in accordance with SFAS 66 “Accounting for Sales of Real Estate”. Accordingly, the properties remained as assets on the financial statements of the Company and liabilities associated with the financing transaction recorded. In August 2004, certain entities, including the Company, instituted an action in a Texas state court against Innovo and METRA and others over compliance with certain terms of the agreement. In April 2005, a resolution occurred settling all liabilities remaining from the original partnership arrangements including a return of the METRA investor equity, prepayment of prospective asset management fees and miscellaneous fees and transaction costs from the Company and the other plaintiffs as a payment of the Preferential Return along with the delegation of management to another entity. Of the payment made, the Company recognized expense of $56,000 and a reduction of $1,476,000 in liabilities during the second quarter of 2005.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.	RELATED PARTY TRANSACTIONS

On March 31, 2006, IORI purchased Falcon Pointe Apartments from SWI for $2.3 million plus the assumption of a $1.5 million mortgage from a third party lender.

On May 12, 2006 Encino Executive Plaza, Ltd. transferred One Hickory Center to IORI in satisfaction of a note in the amount of $11.9 million. Further, on May 12, 2006 IORI transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million which was secured by One Hickory Center.

On August 22, 2005, IORI purchased 10.08 acres of land located in Dallas County, from TCI (a related party) for $13 million. The purchase price was paid with cash of $7 million and the conveyance, to the seller, of $6 million in notes receivable held by IORI. The cash was obtained from financing the land acquired in the transaction. The agreement includes a put option whereby for the period of fifteen months after the closing IORI has the right to resell the property to the seller for a price of $13 million plus a preferred return of 9% per annum accruing from the closing date. The put option was extended for one year and expires November 2007. Due to the related party nature of the transaction including the likelihood that IORI will exercise its put option, this transaction has been treated as a financing transaction. IORI continues to carry the $6 million of notes as a receivable and has recorded the $7 million as a receivable from TCI. TCI pays IORI interest in an amount equal to what IORI pays for its loan on the property.

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI, which has a deposit liability to the Company and is responsible for investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, set quarterly on the first day of each calendar quarter. For 2006, IORI received $626,000 in interest.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of December 31, 2006 (amounts in thousands).

	Syntek West, Inc.	TCI
Balance, December 31, 2005	$1,776	$77
Cash from SWI	(4,355)	—
Cash repayments and advances to SWI	22,605	—
Other additions	(3,997)	1,035
Other repayments	625	—

Balance, December 31, 2006	$16,654	$1,112

NOTE 7.	DIVIDENDS

No quarterly dividends were declared or paid since 2000. Management expects to pay no cash dividends in 2007.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.	RENTAL INCOME UNDER OPERATING LEASES

Operations include the leasing of office buildings. The leases thereon expire at various dates through 2012. The following is a schedule of minimum future rental income on non-cancelable operating leases as of December 31, 2006 (amounts in thousands):

2007	$638
2008	529
2009	176
2010	133
2011	115
Thereafter	193

$1,784

NOTE 9.	ADVISORY AGREEMENT

SWI is 100% owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer and Director of SWI, and is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for IORI.

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

The Advisory Agreement also provides for SWI to receive an annual incentive sales fee. SWI or an affiliate of SWI is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. SWI or an affiliate of SWI is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan. SWI or an affiliate of SWI also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing of IORI’s properties. In addition, SWI receives reimbursement of certain expenses incurred by it in the performance of advisory services for IORI. The Advisory Agreement requires SWI or any affiliate of SWI to pay to IORI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IORI.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, if management was to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of PIAMI would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. PROPERTY MANAGEMENT, Triad Realty Services, Ltd., an affiliate of PIAMI, provides property management services and, as discussed in ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT- The Advisor, Regis Realty I, LLC, provided, on a non-exclusive basis, brokerage services.

SWI may assign the Advisory Agreement only with the prior consent of IORI.

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI, which has a deposit liability to the Company and is responsible for investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and it is automatically renewed each year unless terminated with the Advisory Agreement.

NOTE 10. PROPERTY	MANAGEMENT

Triad provides property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is Highland. Triad subcontracted to Regis I, which is owned by Highland, the property-level management and leasing of IORI’s three office buildings and the commercial property owned by Eton Square, until December 2002. Since January 1, 2003, Regis I, which is also owned by Highland, provided property management services. Regis I was and is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 11. ADVISORY	FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to SWI/Basic Capital Management, Inc. and affiliates (amounts in thousands):

	2006	2005	2004
Fees
Advisory fees	$496	$738	$741
Net income	9	109	440
Commission on property sale	—	—	301
Mortgage brokerage and equity refinancing	338	36	518
Property & construction mgt. and leasing commission	—	80	120

	$843	$963	$2,120

Interest paid (received)	(626)	(36)	—
Cost reimbursements	$—	$52	$78

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. INCOME	TAXES

IORI had a net loss for federal income tax purposes for 2006, and net income for federal income tax purposes for 2005 and net income before the application of operating loss carry forwards for 2004. Due to the net losses and the alternative minimum tax credit carry forwards, IORI recorded no provision for income taxes in 2006, 2005 or 2004. IORI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties.

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (amounts in thousands):

	December 31,
	2006	2005	2004
Deferred tax assets

Basis difference in preferred stock	$—	$—	$1,542
Accumulated depreciation and amortization	749	621	284
Basis difference in Metra assets and liabilities	—	—	425
Other	79	134	182
Federal benefit of NOL carry forward	292	—	—
Federal benefit of AMT carry forward	164	—	122

Deferred tax asset	1,284	755	2,555
Less valuation allowance	(1,284)	(755)	(2,555)

Total deferred tax asset	$—	$—	$—

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets of approximately $1,284,000, $755,000 and $2,555,000 as of December 31, 2006, 2005 and 2004 respectively.

In 2006, the company generated a taxable loss carry forward of approximately $768,000. This carry forward, if not used, will expire in 2026. The alternative minimum tax credit balance did not change in 2006 and remains at approximately $164,000. The credit has no expiration date.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (amounts in thousands).

	2006	2005	2004
Federal income tax at statutory rate	—	$547	$1,922
State tax expense	90	100	100
Gain on sale differences	—	—	(1,261)
Other	(90)	(119)	(36)
Utilization of net operating loss and minimum tax credit carry forwards	—	(518)	(725)

Effective income tax rate	0%	0%	0%

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. OPERATING	SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest and equity in partnerships totaling $3.4 million, $4.1 million and $3.3 million for 2006, 2005 and 2004, respectively. Expenses/(Gains) that are not reflected in the segments are general and administrative expenses, advisory and net income fees, provision for loss and provision for asset impairment totaling $1.0 million, $1.5 million and $1.8 million for 2006, 2005 and 2004, respectively. Excluded from operating segment assets are assets of $50.3 million at December 31, 2006, $68.6 million at December 31, 2005 and $59.3 million at December 31, 2004, which are not identifiable with an operating segment. There are no inter-segment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment (amounts in thousands).

	Land	Commercial Properties	Apartments	Corporate	Total
2006
Rents	$—	$1,316	$6,353	$—	$7,669
Property operating expenses	—	838	3,418	—	4,256
Depreciation	—	213	537	—	750
Interest Expense	1,211	2,028	1,525	—	4,764
Interest income	—	—	—	3,395	3,395
General and administrative	—	—	—	492	492
Advisory and net income fees	—	—	—	505	505
Partnership losses (income)	—	—	—	125	125

Segment income (loss)	$(1,211)	$(1,763)	$873	$2,273	$172

Real estate improvements	$—	$—	$—	$—	$—
Real estate assets	24,573	12,762	21,286	—	58,621

	Land	Commercial Properties	Apartments	Corporate	Total
2005
Rents	$—	$1,424	$5,023	$—	$6,447
Property operating expenses	—	824	2,564	—	3,388
Depreciation	—	246	445	—	691
Interest expense	1,047	1,232	1,290	—	3,569
Interest income	—	—	—	4,135	4,135
General and administrative	—	—	—	615	615
Advisory and net income fees	—	—	—	847	847
Partnership losses (income)	—	—	—	95	95

Segment income (loss)	$(1,047)	$(878)	$724	$2,578	$1,377

Real estate improvements	$—	$95	$—	$—	$95
Real estate assets	—	12,848	17,924	—	30,772

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Land	Commercial Properties	Apartments	Corporate	Total
2004
Rents	$—	$1,244	$4,661	$—	$5,905
Property operating expenses	—	673	2,456	—	3,129
Depreciation	—	294	446	—	740
Interest expense	996	874	1,700	—	3,570
Interest income	—	—	—	3,325	3,325
General and administrative	—	—	—	563	563
Advisory and net income fees	—	—	—	1,181	1,181
Partnership losses (income)	—	—	—	3	3

Segment income (loss)	$(996)	$(597)	$59	$1,578	$44

Real estate improvements	$—	$—	$—	$—	$—
Real estate assets	2,344	12,998	18,370	—	33,712

Property Sales (included in discontinued operations)
Sales price	$63	$11,500	$12,900	$—	$24,463
Cost of sales	47	9,134	9,809	—	18,990

Gain on sale	$16	$2,366	$3,091	$—	$5,473

NOTE 14. DISCONTINUED	OPERATIONS

Effective January 1, 2002, IORI adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as “held-for-sale” on the balance sheet.

For 2004, income (loss) from discontinued operations relates to four properties that IORI sold during 2003, and five properties sold during 2004. The following table summarizes revenue and expense information for these properties sold (amounts in thousands).

	2006	2005	2004
Revenue
Rental	$—	$—	$1,771
Property operations	—	—	981

			790
Interest income	—	—	—
Expenses
Interest	—	—	556
Depreciation	—	—	323

	—	—	879

Net income (loss) from discontinued operations	—	—	(89)
Gain on sale of real estate	—	—	5,473
Equity in gain on sale of real estate by equity investees	—	—	—

Net income (loss)	$—	$—	$5,384

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. QUARTERLY	DATA

The following is a tabulation of quarterly results of operations for the years 2006, 2005, and 2004 (unaudited) (amounts in thousands except per share data).

	For Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2006
Rents	$1,697	$1,923	$2,028	$2,021
Operating expense	1,298	1,597	1,757	1,342

Operating income	399	326	271	679
Interest income	1,154	844	707	690
Interest expense	896	1,152	1,255	1,461
Income (loss) in equity partnerships	(13)	81	29	(130)
Other income (expense)	(50)	(34)	19	(36)

Net income (loss)	$594	$65	$(229)	$(258)

Earnings per share net income (loss)	$0.14	$0.02	$(0.05)	$(0.07)

2005
Rents	$1,529	$1,613	$1,688	$1,617
Operating expense	1,288	1,359	1,422	1,363

Operating income	241	254	266	254
Interest income	974	984	979	1,198
Interest expense	898	894	890	887
Income (loss) in equity partnerships	(9)	(19)	(17)	(12)
Other income (expense)	(36)	(36)	(38)	(37)

Net income (loss)	$272	$289	$300	$516

Earnings per share net income (loss)	$0.07	$0.07	$0.07	$0.12

2004
Rents	$1,448	$1,469	$1,428	$1,560
Operating expense	1,268	1,287	1,251	1,367

Operating income	180	182	177	193
Interest income	598	605	1,017	1,105
Interest expense	900	895	895	880
Income (loss) in equity partnerships	(1)	11	(20)	7
Other income (expense)	(110)	(110)	(110)	(110)

Net income (loss) from continuing operations	(233)	(207)	169	315
Discontinued operations	3,131	466	15	1,772

Net income (loss)	$2,898	$259	$184	$2,087

Earnings per share net income (loss)	$0.70	$0.06	$0.04	$0.50

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of 2004, the Treehouse Building in San Antonio, Texas was sold and a $3.1 million gain was recognized. In the second quarter of 2004, the Treehouse Building in Irving, Texas was sold and a $150,000 deferred gain was recognized. In the third quarter of 2004, the Akard Building in Dallas, Texas was sold and a $427,000 gain was recognized. In the fourth quarter of 2004, the Frankel Land in Midland County, Texas and the Yeager Building in Fairfax County, Virginia were sold and gains of $16,000 and $1.9 million, respectively, were recognized.

NOTE 16. COMMITMENTS,	CONTINGENCIES AND LIQUIDITY

Potential Acquisition

In August 2005, the Company entered into a contract to purchase two commercial buildings located in Texas for a total purchase price of approximately $13,500,000. The buildings are approximately 80,000 square feet each and the contract required the purchase of both buildings. The acquisition is contingent on the Company’s obtaining financing for the acquisition. There is no certainty that the required financing will be obtained.

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

Liquidity

Management anticipates that IORI will generate excess cash from operations in 2007 due to increased rental rates and occupancy at its properties; however, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management intends to selectively sell income-producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building and Improvements		Land	Building and Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Apartments
Brighton Court—Midland TX	$2,778	$339	$3,051	$—	$339	$3,051	$3,390	$496	1983	Jun-00	40years
Del Mar—Midland TX	2,662	324	2,919	—	324	2,919	3,243	475	1983	Jun-00	40years
Enclave—Midland TX	2,816	324	2,919	—	324	2,919	3,243	475	1983	Jun-00	40years
Falcon Point—Indianapolis IN	1,200	379	3,514	—	379	3,514	3,893	85	1968	Mar-06	40years
Meridian—Midland TX	4,398	1,138	4,533	—	1,138	4,533	5,671	797	1983	Dec-99	40years
Signature Place—Midland TX	2,353	265	2,388	—	265	2,388	2,653	388	1983	Jun-00	40years
Sinclair Place—Midland TX	2,006	221	1,990	—	221	1,990	2,211	323	1983	Jun-00	40years
Office Building
2010 Valley View—Farmers Branch TX	2,223	120	479	2,979	120	3,458	3,578	1,604	1998	Sep-97	5-40years
Shopping Center
Parkway Center—Dallas TX	2,690	333	3,556	—	333	3,556	3,889	277	1979	Dec-03	5-40years
Industrial Warehouse
Eagle Crest—Farmers Branch TX	2,448	2,129	1,941	—	2,129	1,941	4,070	141	—	Dec-03	5-40years
Land
Three Hickory Centre—Farmers Branch TX	—	2,937	—	331	2,937	—	3,268	—	—	—	—
Traveler’s Land	28,847	24,573	—	—	24,573	—	24,573	—	—	—	—

	$54,421	$32,949	$27,920	$3,310	$32,949	$30,269	$63,682	$5,061

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

	2006	2005	2004
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$35,083	$34,988	$56,367
Additions
Acquisitions and improvements	28,599	95	—
Deductions
Sale of real estate	—	—	(21,279)

Balance at December 31,	$63,682	$35,083	$35,088

Reconciliation of Accumulated Depreciation
Balance at January 1,	$4,311	$3,620	$6,002
Additions
Depreciation	750	691	740
Deductions
Sale of real estate	—	—	(3,122)

Balance at December 31,	$5,061	$4,311	$3,620

SCHEDULE IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

MORTGAGE LOANS AND ACCRUED INTEREST

DUE ON REAL ESTATE

	2006	2005	2004
	(dollars in thousands)
Balance at January 1,	$52,817	$44,571	$34,815
Additions
New mortgage loans (net)	7,856	7,000	8,655
Conversion of accrued interest to principal	500	666	—
Increase of interest receivable on mortgage loans	373	580	913
Deductions
Amounts charged off	—	—	(188)

Balance at December 31,	$61,546	$52,817	$44,195

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2006. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2006 to ensure that information required to be disclosed in reports that the Company submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP, US”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and represented within the time periods required.

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2006. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of

Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2006, the internal control system over financial reporting met those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The affairs of the Company are managed by a Board of Directors. The Directors are elected at the Annual Meeting of Stockholders or are appointed by the incumbent Board of Directors and serve until the next Annual Meeting of Stockholders, a successor has been duly-elected or appointed, or until the earlier of death, resignation or removal.

It is the Board’s objective that a majority of the Board will consist of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence that conform to, or are more exacting than, independence requirements of the American Stock Exchange listing rules. The independence guidelines are set forth in the Company’s “Corporate Governance Guidelines”. The text of this document has been posted on the Company’s internet website at www.incomeopp-realty.com and is available in print to any stockholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

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

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at www.incomeopp–realty.com. You may also obtain a printed copy of these materials by contacting us at the following address:

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

Directors

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, its former advisor (BCM), or current advisor (SWI), which took over as the contractual advisor from BCM on June 30, 2003, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of SWI, BCM, PIAMI, or an officer of the Company or an officer or director of an affiliate of the Company. The designation “independent”, when used below with respect to a director, means that the director is neither an officer of the Company, nor a director, officer or employee of BCM or PIAMI or Prime or SWI (but may be a director of the Company), although the Company may have certain business or professional relationships with such director as discussed in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships.

David E. Allard, 48

Chief Financial Officer (since February 2005) of Digital Witness Surveillance, a Dallas, Texas based development stage software provider; Executive Vice President and Secretary (April 2003 to February 2, 2005) of Internet America, Inc. Mr. Allard was Chief Operating Officer (2000-2002) of Primedia Workplace Learning, a workplace training business; Executive Vice President and Chief Financial Officer (1999-2000) of E-Train, Inc., a provider of online job training and seminars; Special Advisor (1998-1999) of Thayer Capital Partners; Chief Operating Officer (1997-1998) of Career Track, Inc. (a TCI subsidiary); Senior Vice President and Vice President—Business Development (1992-1996) of Westcott Communications, Inc.; Partner (1985-1992) of Farmer and Allard, P.C. (a CPA firm); Audit Manager/CPA (1983-1985) of Grant Thornton LLP (a CPA firm). Mr. Allard has been a director of the Company since February 20, 2004.

Robert A. Jakuszewski, 44

Vice President—Sales and Marketing (since September 1998) of New Horizons Communications, Inc.; Mr. Jakuszewski was a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski was elected a director of the Company on March 16, 2004. He was also elected as a director of ARI on November 22, 2005, and a director of TCI on November 22, 2005.

R. Neil Crouch II, 55 (Affiliated)

Chairman of the Board of the Company (since February 23, 2007) and a Director of the Company since August 2006. Mr. Crouch is President of Eurenergy Resources Corporation, a Nevada corporation (“ERI”), engaged in the exploration and development of oil, gas and mineral interests since January 2005, which is a subsidiary of SWI. Mr. Crouch is also a Director, Vice President, Secretary and Treasurer of SWI since August 1, 2006. Mr. Crouch was; Executive Vice President and Chief Financial Officer of the Company from September 17, 2004 to December 16, 2005. Mr. Crouch was; Corporate Controller (from September 2002 to September 15, 2004) of Apptricity Corporation, a small Dallas, Texas based software development company; prior thereto (from January 1999 to September 2002) he was Corporate Controller of Attenza, Inc., a Dallas, Texas web-based computer self help company. Mr. Crouch has been a Certified Public Accountant since 1981.

Peter L. Larsen, 65

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

Martha C. Stephens, 60 (Affiliated)

Ms. Stephens is retired. Until January 2007 and for more than five years prior thereto, she was employed in various administrative capacities by Prime, which is a contractual advisor to ARI and TCI. She was elected to the Board of Directors effective February 23, 2007 to fill the vacancy on the Board of Directors created by the resignation of Ted P. Stokely.

Effective at the close of business on February 22, 2007, Ted P. Stokely resigned as a Director and Chairman of the Board of the Company. Mr. Stokely had been a director of the Company since April 1990 and Chairman of the Board of the Company since January 1995. At the time of his resignation as a Director and Chairman of the Board, Mr. Stokely had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices. On February 22, 2007 but effective February 23, 2007, the Board of Directors of the Company elected R. Neil Crouch II as Chairman of the Board of Directors to fill the vacancy created by the resignation of Ted P. Stokely from such position. Also on such date effective February 23, 2007, the remaining members of the Board of Directors elected Martha C. Stephens as a Director to fill the vacancy on the Board of Directors created by the resignation of Ted P. Stokely as a Director. Mr. Stokely, age 72, is General Manager (since January 1995) of ECF Senior Housing Corporation, a non-profit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a non-profit corporation; part-time unpaid Consultant (since January 1993) of Eldercare Housing Foundation, a non-profit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a non-profit corporation; Director and Chairman of the Board of ARI (since November 2002) and Director (since April 1990) and Chairman of the Board (Since January 1995) of TCI. Mr. Stokely had been a Director of the Company since April 1990.

Board Meetings and Committees

The Board of Directors held nine meetings during 2006. For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.

The Board of Directors had standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines, are Messrs. Allard (Chairman), Larsen and Jakuszewski. Mr. David Allard, a member and the Chairman of the Committee, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All members of the Audit Committee meet the experience requirements of the listing standards of the AMEX. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met eight times in 2006.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). On March 22, 2004, the Board selected the members of the Governance and Nominating Committee for 2004. The Board reappointed the members of the Governance and Nominating Committee on September 16, 2004, and again on December 15, 2005. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met two times in 2006.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). On March 22, 2004, the Board selected the members of the Compensation Committee for the coming year. The Board reappointed the members of the Compensation Committee on September 16, 2004, and again on December 15, 2005. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of management and the Company. The Compensation Committee met two times in 2006.

The members of the Board of Directors (all of whom, except Martha C. Stephens, were elected by the stockholders at the last Annual Meeting of Stockholders held on December 14, 2006) on the date of this report and the Committees of the Board on which they serve, are identified below:

	Audit Committee	Compensation Committee	Governance and Nominating Committee

R. Neil Crouch II	Chairman and ex-officio member of all committees
David E. Allard	Chair	✓	✓
Robert A. Jakuszewski	✓	✓	✓
Peter L. Larsen	✓	Chair	Chair
Martha C. Stephens

The Company’s Compensation Committee is made up of non-employee directors who have neither served as officers of, nor been employed, by the Company. None of the Company’s executive officers serve on a board of directors of any entity that has a director or officer serving on this Committee.

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

Director Peter L. Larsen has served in such position since March 2004. In December 2006, the non-management members of the Board of Directors designated him to serve in this position until the Company’s Annual Meeting of Stockholders to be held following the fiscal year ended December 31, 2006.

Determination of Director Independence

In February 2004, the Board enhanced its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the American Stock Exchange. The full text of the Corporate Governance Guidelines can be found in the Investor Relations section of the Company’s website (www.incomeopp-realty.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence in March 2005. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between directors or their affiliates and members of the Company’s senior management or their affiliates. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Allard, Jakuszewski and Larsen are each independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are Daniel J. Moos, President and Chief Operating Officer (effective April 2007); Steven A. Abney, Executive Vice President and Chief Financial Officer; Alfred Crozier, Executive Vice President-Residential Construction; Louis J. Corna, Executive Vice President-General Counsel/Tax Counsel and Secretary; and Reagan K. Vidal, Executive Vice President, Managing Director of Capital Markets. Messrs. Abney, Crozier, Corna and Vidal are employed by Prime. None of the executive officers receive any direct remuneration from the Company, nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, BCM, SWI, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below.

Daniel J. Moos, 56

President and Chief Operating Officer (effective April 2007) of ARI, TCI, IORI and (effective March 2007) of Prime; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto was employed in various financial and operating roles for

PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

Steven A. Abney, 51

Executive Vice President and Chief Financial Officer (since December 2005) of the Company and (since September 2005) of ARI and TCI. Mr. Abney was Vice President-Finance and Chief Accounting Officer/Principal Financial Officer (November 2001 to February 2005) of and was employed (November 2001 to August 2005) by CRT Properties, Inc. (f/k/a Koger Equity, Inc.), a Boca Raton, Florida based real estate enterprise which had securities listed on the New York Stock Exchange until September 27, 2005. For more than four years prior thereto, Mr. Abney was the Executive Vice President and Chief Financial Officer of Konover and Associates, Inc., a privately held real estate developer based in Farmington, Connecticut. Mr. Abney has been a director, Vice President and Treasurer (since May 24, 2006) of First Equity Properties, Inc., a Nevada corporation, with securities registered under Section 12(g) of the Exchange Act. Mr. Abney has been a Certified Public Accountant since 1980.

Alfred Crozier, 54

Executive Vice President—Residential Construction (since November 15, 2006) of the Company and of ARI and TCI. Prior to his selection as an officer of the Company, Mr. Crozier was Managing Director of development (November 2005 to November 2006) for Woodmont Investment Company GP, LLC, a Dallas, Texas based developer of commercial properties and residential units. Prior thereto (from October 2003 to November 2005) he was President of Sterling Builders, Inc., a Spring, Texas construction and consulting company. Prior thereto (from August 2001 through September 2003) he was Vice President of Westchase Construction, LTD, a Houston, Texas based construction firm and for more than five years prior thereto, he was employed by various firms engaged in the construction industry including Trammel Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995). Mr. Crozier is also an architect.

Louis J. Corna, 59

Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President (October 2001 to February 2004), Executive Vice President and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of the Company, TCI, ARL and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation. Mr. Corna has been a director and Vice President (since June 1, 2004) and Secretary (since January 14, 2005) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

Reagan K. Vidal, 46

Executive Vice President, Managing Director of Capital Markets (since February 1, 2007) of the Company, ARI and TCI. Mr. Vidal was employed (from 1996 to January 2007) by Guaranty Bank, a Texas based financial institution which provides commercial and residential development financing and mortgage banking credit, where his last position was as Senior Vice President, California Division Manager establishing and implementing the Banks market presence and southern California beginning in 2001. Prior thereto (from 1993 to 1996) he was Vice President, US Real Estate Group of Societé Généralé, a French based multi-national financial institution with US Real Estate Operations based in Dallas, Texas; for more than five years prior thereto, he was Vice President of Western Region Commercial of Lomas Management, Inc., Advisor and Manager to Lomas & Nettleton Mortgage Investors and Lomas Financial Corporation, then two publicly traded real estate investment trusts.

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

Compliance With Section 16(a) of Reporting Requirements

Section 16(a) under the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and any persons holding 10% or more of the Company’s shares of Common Stock are required to report their ownership of the Company’s shares of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) on specified report forms. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during each fiscal year. The Company believes that all of these filing requirements were satisfied by the Company’s directors and executive officers and holders of more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2006, except that Louis J. Corna filed a Form 4 late with respect to the purchase on December 15, 2006 of 1,000 shares of the Company’s Common Stock and subsequent sale on January 16, 2007 of such 1,000 shares of Common Stock at a small loss. In making these statements, the Company has relied upon the written representations of its directors and executive officers and the holders of 10% or more of the Company’s Common Stock and copies of the reports that each has filed with the SEC.

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

SWI has served as the Company’s advisor since June 30, 2003. From 1989 to June 30, 2003, BCM had served as the advisor to the Company and its predecessors. SWI is 100% owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer and a director of SWI, is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and the Company. Mr. Crouch, a director of the Company since and Chairman of the Board since February 23, 2007, is an officer and a director of SWI.

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

The Advisory Agreement also requires prior approval of the Board for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that SWI shall be deemed to be in a fiduciary relationship to the stockholders, contains a broad standard governing SWI’s liability for losses by the Company and contains guidelines for SWI’s allocation of investment opportunities among itself, the Company and other entities it advises.

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

The Advisory Agreement also provides for SWI to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Company during the fiscal year exceeds the sum of (1) the cost of each property as originally recorded in the Company’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned and (3) all closing costs (including real estate commissions) incurred in the sale of such real estate. However, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment, including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement, SWI or an affiliate of SWI is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers or (ii) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition.

The Advisory Agreement requires SWI or any affiliate of SWI to pay the Company half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company. However, the compensation retained by SWI or any affiliate of SWI shall not exceed the lesser of (i) 2% of the amount of the loan commitment or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that SWI or an affiliate of SWI is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan equal to the lesser of (i) 1% of the amount of the loan purchased or (ii) a brokerage or commitment fee that is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by the Company.

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

Additionally, if management were to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of SWI is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below under Property Management, the Company has hired Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, to provide management for the Company’s properties and, as discussed below, under “Real Estate Brokerage”, the Company has engaged Regis Realty I LLC (“Regis I”), a related party, on a non-exclusive basis to provide brokerage services for the Company. SWI may assign the Advisory Agreement only with the prior consent of the Company.

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

The directors and principal officers of SWI are set forth below:

Name	Officer(s)
Gene E. Phillips	Director, Chairman, President and Chief Executive Officer
R Neil Crouch	Director, Vice President, Treasurer and Secretary

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Triad is Prime. The limited partner of Triad is Highland, a related party. Triad subcontracts the property-level management and leasing of five of the Company’s commercial properties to Regis I, a related party, which is a company owned by Highland. Regis I also received property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

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

The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers (who are also officers of ARI and TCI), are employees of Prime and are compensated by Prime. Such executive officers perform a variety of services for Prime, and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor or to which it subcontracts. SWI has an arrangement with Prime in which SWI pays out of fees paid to it by the Company, but no allocation of those payments is available to the Company.

The only direct remuneration paid by the Company is to those directors who are not officers or directors of SWI or its affiliated companies. Each non-affiliated director receives an annual retainer of $15,000 plus reimbursement for expenses. The Chairman of the Board, if not affiliated, receives an additional fee of $1,500 per year. The members of the Audit Committee (all of whom are independent directors) receive a fee of $250 for each Committee meeting attended. In addition, each independent director receives an additional fee of $1,000 per day for any special services rendered by him to the Company outside of his or her ordinary duties as a director plus reimbursement of expenses. The Company also reimburses directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-business related. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a director.

During 2006, $69,500 was paid to the non-employee directors in total directors’ fees for all services, including the annual fee for service during the period from January 1, 2006 through December 31, 2006. Those fees received by directors were Ted P. Stokely ($16,500), David E. Allard ($17,750), Robert A. Jakuszewski ($17,750), and Peter L. Larsen ($17,500).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 24, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Syntek West, Inc. 1755 Wittington Place, Suite 340 Dallas, Texas 75234	2,382,669	57.17%

Transcontinental Realty Investors, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	1,037,184	24.88%

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company as of the close of business on March 15, 2007:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**
Steven A. Abney	1,037,184	(1)	24.88%
David E. Allard	-0-		—
R. Neil Crouch II	1,037,184	(1)	24.88%
Alfred Crozier	1,037,184	(1)	24.88%
Henry A. Butler	1,037,184	(1)	24.88%
Louis J. Corna	1,037,184	(1)	24.88%
Sharon Hunt	1,037,184	(1)	24.88%
Robert A. Jakuszewski	1,037,184	(1)	24.88%
Peter L. Larsen	-0-		—
Ted R. Munselle	1,037,184	(1)	24.88%
Gene E. Phillips	2,382,669	(2)	57.17%
Ted P. Stokely	1,037,184	(1)	24.88%
Regan K. Vidal	1,037,184	(1)	24.88%
All directors and executive officers as a group (eight people) (2)	3,419,853	(1)	82.05%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,035 shares of Common Stock outstanding at March 24, 2007.
(1)	Includes 1,037,184 shares owned by TCI, of which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of the current directors (Messrs. Butler, Munselle, Stokely and Jakuszewski and Ms. Hunt) and executive officers (Messrs. Abney, Crozier, Corna and Vidal) of TCI disclaim beneficial ownership of such shares.
(2)	Includes 2,382,669 shares owned by SWI, of which the directors and executive officers of SWI (Messrs. Crouch and Phillips) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of SWI.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Board of Directors of the predecessor of the Company voted to retain BCM as the predecessor’s advisor. BCM is a company of which Messrs. Steven A. Abney, Daniel J. Moos and Louis J. Corna serve as executive officers. BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM but serves as a representative of the trust, is involved in daily consultation of the officers of BCM and has significant influence over the conduct of BCM’s business, including the rendering of advisory services and the making of investment decisions for itself and for the Company. On June 30, 2003, BCM ended its advisory agreement with the Company. SWI has served as the Company’s advisor since July 1, 2003. SWI is owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer, and a director, is involved in daily consultation with the officers of SWI, and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for the Company.

Triad provides property management services to the Company. The general partner of Triad is PIAMI, of which 20% is owned by SWI. The limited partner is Highland. Triad subcontracts the property-level management and leasing of five of the Company’s commercial properties to Regis I, a limited liability company owned by Highland.

Regis I also provides brokerage services, on a non-exclusive basis, for the Company and receives brokerage commissions in accordance with a brokerage agreement.

Messrs. Steven A. Abney, Daniel J. Moos and Louis J. Corna, Alfred Crozier and Reagan K. Vidal are employed by Prime, the sole member of which is PIAMI, a Nevada corporation owned by Realty Advisors, Inc. (80%) and SWI (20%). Messrs. Abney, Corna, Crozier and Vidal, executive officers of the Company, also serve as executive officers of ARI and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Mr. Crouch is an officer and director of SWI and owes fiduciary duties to SWI. Mr. Stokely (Chairman of the Board and a director of the Company until February 22, 2007) is the General Manager of Unified Housing Foundation, Inc. (“UHF”), and owes duties to this entity as well as to the Company. Messrs. Jakuszewski and Stokely serve as directors of ARI, and TCI and owe fiduciary duties to TCI and ARI as well as the Company, under applicable law.

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

On March 31, 2006 IORI acquired Falcon Point Apartments from SWI for $2,250,000 in cash and the assumption of a $1,500,000 note. On May 12, 2006 IORI transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million, secured by One Hickory Center.

On August 22, 2005, IORI purchased 10.08 acres of land, located in Dallas County, Texas, from TCI (a related party) for $13 million. The purchase price was paid with cash of $7 million and the conveyance, to the seller, of $6 million in notes receivable held by IORI. The cash was obtained from financing the land acquired in the transaction. The agreement includes a put option whereby for the period of fifteen months after the closing IORI has the right to resell the property to the seller for a price of $13 million plus a preferred return of 9% per annum accruing from the closing date. Due to the related party nature of the transaction, including the likelihood that IORI will exercise its put option, this transaction has been treated as a financing transaction. IORI continues to carry the $6 million of notes as a receivable and has recorded the $7 million as a receivable from TCI. TCI pays IORI interest in an amount equal to what IORI pays for its loan on the property.

On May 24, 2004, a Secured Promissory Note in the amount of $2,990,000 given by UHF for Unified Housing of Alobil LLC (“UHM”) to Transcontinental Eldorado, Inc. was assigned from TCI to the Company as a partial payment for TCI’s repurchase of 100% of the outstanding common shares of Transcontinental Treehouse Corporation from the Company. The sale price of Treehouse-IR was $7.5 million.

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

During April 2005, in connection with the resolution of certain litigation filed August 10, 2004 by the Company, ARI, and TCI, the Company acquired (and continues to own) 19.9% of Midland Odessa Properties, Inc. (formerly Innovo Realty, Inc.) (“MOPI”), the balance of which is owned by ARI and TCI. MOPI in turn is a 30% limited partner in several METRA partnerships formed in 2002 when the Company sold all of its then owned residential properties to partnerships controlled by METRA Capital LLC. The original sale transactions were accounted for as refinancing transactions with the Company continuing to report the assets and new debt incurred by the METRA partnerships on the Company’s financial statements. As properties are sold to independent third parties, the transactions are reported as sales. See Notes 5 and 6 to the Consolidated Financial Statements.

The Company is a partner with TCI in Nakash Income Associates and TCI Eton Square, L.P. TCI owns 1,037,184 shares of Common Stock of the Company (approximately 24.88%).

In 2006, the Company paid SWI and its affiliates and related parties $784,000 in advisory fees, $9,000 in net income fees, and $338,000 in mortgage brokerage and equity refinancing fees. In addition, from time to time, the Company has made advances to SWI which generally have not had specific repayment terms, did not bear interest until July 1, 2005, and have been reflected in the Company’s financial statements as receivables from or payables to affiliates. At December 31, 2006, the Company was owed $16.3 million from SWI. Effective July 1, 2005, such advances bear interest at 1% above the prime rate. During 2006, the Company received interest of $626,000.

Restrictions on Related Party Transactions

Article FOURTEENTH of the Company’s Articles of Incorporation provides that the Company shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of the Company, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Company’s Board of Directors or the appropriate committee thereof and (b) the Company’s Board of Directors or appropriate committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of the Company entitled to vote thereon. Article FOURTEENTH defines an “Independent Director” as one who is neither an officer or an employee of the Company, nor a director, officer or employee of the Company’s advisor.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2006 and 2005 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

Type of Fees	2006	2005
Audit Fees	$55,755	$42,262
Audit-Related Fees	—	—
Tax Fees	2,500	2,000
All Other Fees	—	—

Total Fees:	$58,255	$44,262

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

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2006 and 2005

•	Consolidated Statements of Operations—years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows—years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Financial Statements or the Notes thereto.

(b)	The following documents are filed as Exhibits to this Report (certain of which as indicated parenthetically were previously filed as exhibits to Registration Statements filed under the Securities Act of 1933 or to report filed under the Exchange Act and are incorporated by reference to such statements or reports):

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

Dated: March 30, 2007

By:	/s/ STEVEN A. ABNEY
Steven A. Abney, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. NEIL CROUCH II R. Neil Crouch II	Chairman of the Board and Director	March 30, 2007

/s/ DAVID E. ALLARD David E. Allard	Director	March 30, 2007

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 30, 2007

/s/ PETER L. LARSEN Peter L. Larsen	Director	March 30, 2007

/s/ MARTHA C. STEPHENS Martha C. Stephens	Director	March 30, 2007