Form 10-Q
period 2007-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2007-05-15
CIK 949961

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,167,635
(Class)	(Outstanding at April 30, 2007)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three months ended March 31, 2007 have not been audited by independent certified public accountants but, in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI” or the “Company”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Real estate held for investment	$63,432	$63,682
Less—accumulated depreciation	(5,259)	(5,061)

	58,173	58,621

Notes and interest receivable	28,258	27,777
Investment in real estate partnerships	515	515
Cash and cash equivalents	65	80
Receivables from affiliates	17,052	17,766
Other assets	3,830	4,152

	$107,893	$108,911

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable	$61,512	$61,546
Other liabilities	835	1,921

	62,347	63,467

Commitments and contingencies

Minority interest	642	605

Stockholders’ equity
Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 4,167,635 and 4,168,035 shares at March 31, 2007 and at December 31, 2006, respectively	42	42
Paid-in capital	61,954	61,955
Accumulated deficit	(17,092)	(17,158)

	44,904	44,839

	$107,893	$108,911

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)
Property revenue
Rents and other property revenues	$2,089	$1,697

Operating expenses
Property operations	1,107	804
Depreciation	198	170
General and administrative	143	150
Advisory fee	211	194

Total operating expenses	1,659	1,318

Operating income	430	379

Other income (expense):
Interest income (includes $514 in 2007 and $180 in 2006 from related parties)	1,099	1,174
Mortgage and loan interest	(1,420)	(896)
Net income fee	(5)	(50)

Total other income (expense)	(326)	228

Income before minority interest	104	607

Minority interest	(38)	(13)

Net income	$66	$594

Earnings per share:
Net earnings from continuing operations	$0.02	$0.14

Weighted average common shares used in computing earnings per share	4,167,635	4,168,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three months Ended March 31, 2007

(amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	4,168,035	$42	$61,955	$(17,158)	$44,839
Repurchased shares	(400)	—	(1)	—	(1)
Net income	—	—	—	66	66

Balance, March 31, 2007	4,167,635	$42	$61,954	$(17,092)	$44,904

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66	$594
Reconciliation of net income to net cash used by operating activities
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	198	170
Amortization	85	63
Minority interest	37	13
Increase in interest receivable	(481)	(373)
Decrease (increase) in other assets	487	(729)
Increase (decrease) in interest payable	50	(57)
Increase (decrease) in other liabilities	(1,087)	(351)

Net cash provided by (used in) operating activities	(645)	(670)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	—	(3,787)
Advances from (payments to) advisor and affiliates	714	3,231

Net cash provided by (used in) investing activities	714	(556)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable payments	(84)	(308)
Notes payable proceeds	—	1,500

Net cash provided by (used in) financing activities	(84)	1,192

Increase (decrease) in cash and cash equivalents	(15)	(34)
Cash and cash equivalents, beginning of period	80	201

Cash and cash equivalents, end of period	$65	$167

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$1,284	$831

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts.

Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

Certain balances from 2006 have been reclassified to conform to the 2007 presentation.

NOTE 2. REAL ESTATE

On March 31, 2006, IORI acquired a 218-unit apartment complex located in Indianapolis, Indiana (Falcon Point) from Syntek West, Inc. (“SWI”), a related party for $3,750,000, which included the assumption of a $1,500,000 existing mortgage. IORI did not acquire any properties during the three months ended March 31, 2007.

IORI sold no properties during the three months ended March 31, 2007 or 2006.

The following is a list of properties owned by IORI on March 31, 2007:

Property	Location	Units /Sq. Ft. / Acres	Cost Basis	Accumulated Depreciation
Apartments
Brighton Court	Midland, TX1	60 Units /90,672 Sq. Ft.	$3,390	$515
Del Mar	Midland, TX1	92 Units / 105,348 Sq. Ft.	3,243	493
Enclave	Midland, TX1	68 Units / 89,734 Sq. Ft.	3,243	493
Falcon Point	Indianapolis, IN	218 Units / 162,425 Sq. Ft.	3,643	116
Meridian	Midland, TX1	280 Units / 264,000 Sq. Ft.	5,690	825
Signature Place	Midland, TX1	57 Units / 72,480 Sq Ft.	2,211	336
Sinclair Place	Midland, TX1	114 Units / 91,529 Sq. Ft.	2,653	403

Office Buildings
2010 Valley View	Farmers Branch, TX	40,666 Sq. Ft.	3,642	1,623

Shopping Centers
Parkway Center	Dallas, TX	28,374 Sq. Ft.	3,956	304

Industrial Warehouse
Eagle Crest	Farmers Branch, TX	133,000 Sq. Ft.	4,070	151

Land
Three Hickory Centre	Farmers Branch, TX	9 Acres	3,100	—
Travelers Land	Farmers Branch, TX	202 Acres	24,591	—

			$63,432	$5,259

[1]

The Company transferred these six residential properties along with another residential property to partnerships formed with Metra Capital LLC ("Metra") which was recorded as a financing transaction under SFAS 66 "Accounting for Real Estate Sales." The participation in the transaction of a former director of ARI, a related party, as well as the fact that at the time ARI was a related party to the Company, required the treatment as a financing transaction, although title to the residential properties was transferred to another entity. The effect is for these properties to remain as assets on the financial statements of the Company and liabilities associated with the financing transaction recorded.

NOTE 3. NOTES AND INTEREST RECEIVABLE

The following is a list of notes and interest receivable due IORI on March 31, 2007:

Borrower	Maturity	Principal Balance	Accrued Interest	Interest Rate
Housing for Seniors of Humble, LLC	12/27/09	$2,000	$57	11.20%
Housing for Seniors of Humble, LLC	12/27/09	6,363	2,421	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,438	90	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,488	48	12.00%
Unified Housing Foundation, Inc.	9/15/10	2,990	363	10.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	1,726	53	12.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/08	1,180	41	12.00%
Centura Land Mortgage (due from TCI)	8/22/07	7,000	—	Prime + 2%

		$25,185	$3,073

NOTE 4. NOTES AND INTEREST PAYABLE

The following is a list of notes and interest payable owed by IORI on March 31, 2007:

Project	Maturity Date	Principal Balance	Accrued Interest
Brighton Court	5/1/12	$2,751	$18
Del Mar	5/1/12	2,637	17
Enclave	5/1/12	2,789	18
Signature Place	5/1/12	2,331	15
Sinclair	5/1/12	1,987	13
Meridian	5/1/12	4,356	28
Falcon Point	11/30/07	1,200	39
2010 Valley View	10/3/08	2,209	—
Eagle Crest	11/1/11	2,438	—
Parkway Center	6/30/36	2,684	—
Centura Land	8/22/07	7,000	—
Traveler’s Land	8/10/08	28,652	330

		$61,034	$478

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

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI which has a deposit liability to the Company and is responsible for investment of all excess funds, which earn interest at the Wall Street Journal Prime Rate plus one percent per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The Cash Management Agreement and the Advisory Agreement are automatically renewed each year unless terminated by SWI and IORI.

SWI also receives a Net Income Fee calculated as 7.5% of IORI’s net income for the year.

	For Three months Ended March 31,
	2007	2006
Revenue, fees, interest on cash advances and cost reimbursements to SWI:

Advisory Fees to SWI	$211	$194

Interest Income on cash advances from IORI	$(335)	$(20)

Net income fee to SWI	$5	$50

NOTE 6. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IORI and its affiliates and related parties have made unsecured advances to each other. In addition, IORI and its affiliates have entered into transactions involving the purchase, sale, and financing of property. The table below reflects the various transactions between IORI, SWI, and TCI.

	SWI	TCI	Total
Balance, December 31, 2006	$16,654	$1,112	$17,766
Cash received	(1,698)	—	(1,698)
Cash payments	1,289	—	1,289
Other additions	390	180	570
Other repayments	(875)		(875)

Balance, March 31, 2007	$15,760	$1,292	$17,052

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

Presented below is the operating income of each operating segment for the three months ended March 31, 2007 and 2006 and each segment’s assets at March 31, 2007 (amounts in thousands).

	Land	Commercial Properties	Apartments	Total
Three Months Ended March 31, 2007
Rental and other property revenues	$—	$335	$1,754	$2,089
Property operating expenses	—	247	860	1,107
Depreciation	—	57	141	198
Interest expense	700	377	343	1,420

Segment Income (Loss)	$(700)	$(346)	$410	$(636)

Real estate assets, net of depreciation	$27,673	$9,606	$20,894	$58,173

Three Months Ended March 31, 2006
Rental and other property revenues	$—	$359	$1,338	$1,697
Property operating expenses	—	168	636	804
Depreciation	—	59	111	170
Interest expense	239	309	348	896

Segment Income (Loss)	$(239)	$(177)	$243	$(173)

Real estate assets, net of depreciation	$—	$12,790	$21,599	$34,389

The following table reconciles the segment information to the corresponding amounts in the consolidated statements of operations:

	For the Three months Ended March 31,
	2007	2006
Segment operating income	$(636)	$(173)
Interest income	1,099	1,174
General and administrative	(143)	(150)
Advisory fees	(211)	(194)
Net income fee	(5)	(50)
Minority interest	(38)	(13)

Net income	$66	$594

NOTE 8. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that IORI may not generate sufficient excess funds from operations in 2007 to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate, and/or incur additional borrowings against real estate to meet its cash requirements.

Litigation. IORI is also involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WARNING CONCERNING FORWARD-LOOKING STATEMENTS

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the Securities and Exchange Commission (“SEC”) and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

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

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held-for-sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held-for-sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held-for-sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held-for-sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

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

Allowance for Estimated Losses

A valuation allowance is provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note.

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

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2007 were $65,000 compared to $80,000 at December 31, 2006. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from asset sales, interest earned on notes receivable, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2007 due to increased rental receipts at its properties. However, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate, and/or incur additional borrowings against real estate to meet its cash requirements.

The Company reported net income of $66,000 for the three months ended March 31, 2007, which included the following items for the period: depreciation and amortization of $283,000, a decrease in other assets of $487,000, an increase in notes and interest receivable of $481,000, an increase in notes and interest payable of $50,000, a decrease in other liabilities of $1.1 million and an increase in minority interest of $37,000. Net cash used in operating activities totaled $645,000 for the three months ended March 31, 2007. During the three months ended March 31, 2007 net cash provided by investing activities was $714,000, consisting almost entirely of advances from the Company’s Advisor under the terms of the Cash Management Agreement. See Note 5. Cash Management Agreement. Net cash used in financing activities was $84,000 which is principal payments for notes payable.

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

Results of Operations

IORI had a net income of $66,000 for the three months ended March 31, 2007 as compared to net income of $594,000 for the corresponding period in 2006. Fluctuations in components of revenue and expense between March 31, 2007 and the corresponding period in 2006 are discussed below.

Rental income for the three months ended March 31, 2007 was $2.1 million compared to $1.7 in the corresponding period in 2006. $264,000 of the increase is due to revenue from the Falcon Point Apartments which was acquired on March 31, 2006. The balance is due to increased average rents at the various properties.

Property operating expense for the three months ended March 31, 2007 was $1.1 million compared to $804,000 for the corresponding period in 2006. The increase is primarily due to operating expenses from the Falcon Point Apartments.

Depreciation expense for the three months ended March 31, 2007 was $198,000 compared to $170,000 for the corresponding period in 2006. The increase is due to additional depreciation from Falcon Point Apartments.

General and administrative expenses for the three months ended March 31, 2007 was $143,000 compared to $150,000 for the corresponding period in 2006.

Advisory fees to affiliate for the three months ended March 31, 2007 was $211,000 compared to $194,000 for the corresponding period in 2006. The increase was due to a net increase in gross assets which is the basis of the advisory fee.

Interest income for the three months ended March 31, 2007 was $1.1 million compared to $1.2 million for the corresponding period in 2006.

In May 12, 2006, Encino Executive Plaza Ltd. transferred One Hickory Center and the 202 acres of unimproved real property known as Travelers Land back to IORI in satisfaction of the three notes receivable totaling $36 million. Interest income received by IORI on the Encino Notes for the three months ended March 31, 2006 was $499,000.

The overall loss of interest income from the above notes was partially offset by interest income from SWI of $335,000 in 2007 as compared to $20,000 in 2006. The interest paid or received from SWI is based upon the Cash Management Agreement between IORI and SWI whereby interest is paid or received at a rate of prime plus one percent based upon the outstanding intercompany balances throughout the period. See NOTE 5. ADVISORY AGREEMENT.

Interest expense for the three months ended March 31, 2007 was $1.4 million compared to $896,000 for the corresponding period in 2006. The increase was primarily due to the additional debt incurred by IORI during 2006 due to new loans, refinancings and the acquisition of Falcon Point Apartments. The increase was also due to increased interest rates for IORI’s variable interest rate debt.

The net income fee to affiliates for the three months ended March 31, 2007 was $5,000 as compared to $50,000 for the corresponding period in 2006. The net income fee is based on 7 1/2% of IORI’s net income. See NOTE 5. ADVISORY AGREEMENT.

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

Income Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. At March 31, 2007, IORI had a net deferred tax asset of approximately $1.3 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

At March 31, 2007, IORI had a net deferred tax asset of approximately $1.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At March 31, 2007 IORI’s exposure to a change in interest rates on its debt was as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$8,200,000	10.40%	$82,000

Total decrease in IORI’s annual net income			82,000

Per share			$.02

ITEM 4. CONTROLS AND PROCEDURES

Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report, the Principal Executive Officer and the Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2007 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Income Opportunity Realty Investors, Inc. repurchased 600 shares of its equity securities. The following table sets forth a summary for the quarter indicating the repurchases made and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of December 31, 2006				219,090
January 1-31, 2007	—	$—	—	219,090
February 1-28, 2007	300	5.52	—	218,790
March 1-31, 2007	100	5.67	—	218,690
Total	400	$5.56	—	218,690

(a)	On June 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2003).

31.1*	Certification by President and Chief Operating Officer and Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 15, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)