Form 10-Q
period 2007-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2007-08-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,173,675
(Class)	(Outstanding at July 26, 2007)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the six months ended June 30, 2007 have not been audited by independent certified public accountants but, in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI” or the “Company”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Real estate held for investment	$63,456	$63,682
Less—accumulated depreciation	(5,457)	(5,061)

	57,999	58,621

Notes and interest receivable – related parties	28,625	27,777
Investment in real estate partnerships	500	515
Cash and cash equivalents	37	80
Receivables from affiliates	24,970	17,766
Other assets	3,149	4,152

	$115,280	$108,911

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$69,371	$61,546
Other liabilities	1,329	1,921

	70,700	63,467

Commitments and contingencies

Minority interest	649	605

Stockholders’ equity:
Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 4,165,015 and 4,168,035 shares at June 30, 2007 and at December 31, 2006, respectively	42	42
Additional paid-in capital	61,932	61,955
Accumulated deficit	(18,043)	(17,158)

	43,931	44,839

	$115,280	$108,911

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Property revenue
Rents and other property revenues	$2,160	$1,923	$4,249	$3,620

Operating expenses
Property operations	1,096	1,032	2,203	1,836
Depreciation	198	190	396	360
General and administrative	140	132	283	282
Advisory fees – related party	367	243	578	417

Total operating expenses	1,801	1,597	3,460	2,895

Operating income	359	326	789	725
Other income (expense):
Interest income (includes $614 and $1,179 in 2007 and $182 and $342 in 2006 from related parties)	1,136	844	2,235	1,998
Mortgage and loan interest expense and fees	(2,430)	(1,152)	(3,850)	(2,048)
Net income fee – related party	5	(5)	—	(55)

Total other income (expense)	(1,289)	(313)	(1,615)	(105)

Income (loss) before equity in earnings of investees and minority interest	(930)	13	(826)	620

Equity in earnings (loss) of investees	(15)	81	(15)	81

Minority interest	(6)	(29)	(44)	(42)

Net income (loss)	$(951)	$65	$(885)	$659

Earnings (loss) per share
Net earnings from continuing operations	$(0.23)	$0.02	$(0.21)	$0.16

Weighted average common shares used in computing earnings per share	4,166,525	4,168,035	4,166,525	4,168,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

(amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	4,168,035	$42	$61,955	$(17,158)	$44,839
Repurchased shares	(3,020)	—	(23)	—	(23)
Net income	—	—	—	(885)	(885)

Balance, June 30, 2007	4,165,015	$42	$61,932	$(18,043)	$43,931

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended June 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(885)	$659
Reconciliation of net income to net cash used by operating activities
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	396	360
Amortization	314	127
Loss (gain) on equity partnerships	15	(81)
Minority interest	44	42
Decrease in interest receivable	(848)	(53)
(Increase) decrease in other assets	850	(785)
Decrease in interest payable	(16)	(52)
Increase (decrease) in other liabilities	(592)	9

Net cash provided by (used in) operating activities	(722)	226

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisition	(24)	—
Advances from (payments to) advisor and affiliates	(7,204)	(163)

Net cash provided by (used in) investing activities	(7,228)	(163)

CASH FLOWS FROM FINANCING ACTIVITIES
Financing fees paid	(161)
Notes payable payments	(7,322)	(605)
Notes payable proceeds	15,413	1,107
Stock buyback	(23)

Net cash provided by financing activities	7,907	502

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43)	565
CASH AND CASH EQUIVALENTS, beginning of period	80	201

CASH AND CASH EQUIVALENTS, end of period	$37	$766

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,866	$1,687
Acquisition of real estate in exchange for notes receivable	—	37,200
Sale of office building	—	(12,200)
Mortgage note payable assumed on acquisition of real estate	—	(22,802)

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

Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and Notes included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

Certain balances from 2006 have been reclassified to conform to the 2007 presentation.

Newly issued accounting standards. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and assessing the impact of this statement.

NOTE 2. REAL ESTATE

On March 31, 2006, IORI acquired a 218-unit apartment complex located in Indianapolis, Indiana (Falcon Point) from Syntek West, Inc. (“SWI”), a related party, for $3,750,000, which included the assumption of a $1,500,000 existing mortgage. IORI did not acquire any properties during the six months ended June 30, 2007.

IORI sold no properties during the six months ended June 30, 2007 or 2006.

The following is a list of properties owned by IORI on June 30, 2007:

Property	Location	Units / Sq. Ft. / Acres	Cost Basis	Accumulated Depreciation
Apartments
Brighton Court	Midland, TX1	60 Units / 90,672 Sq. Ft.	$3,390	$534
Del Mar	Midland, TX1	92 Units / 105,348 Sq. Ft.	3,243	511
Enclave	Midland, TX1	68 Units / 89,734 Sq. Ft.	3,243	511
Falcon Point	Indianapolis, IN	225 Units / 162,425 Sq. Ft.	3,643	144
Meridian	Midland, TX1	280 Units / 264,000 Sq. Ft.	5,690	854
Signature Place	Midland, TX1	57 Units / 72,480 Sq. Ft.	2,211	348
Sinclair Place	Midland, TX1	114 Units / 91,529 Sq. Ft.	2,653	418

Office Buildings
2010 Valley View	Farmers Branch, TX	40,666 Sq. Ft.	3,651	1,641

Shopping Centers
Parkway Center	Dallas, TX	28,374 Sq. Ft.	3,970	330

Industrial Warehouse
Eagle Crest	Farmers Branch, TX	133,000 Sq. Ft.	4,070	166

Land
Three Hickory Centre	Farmers Branch, TX	9 Acres	3,119	—
Travelers Land	Farmers Branch, TX	202 Acres	24,573	—

			$63,456	$5,457

[1]

The Company transferred these six residential properties along with another residential property to partnerships formed with Metra Capital LLC (“Metra”) and was recorded as a financing transaction under SFAS 66 “Accounting for Real Estate Sales”. The participation in the transaction of a former director of ARI, a related party, as well as the fact that at the time ARI was a related party to the Company, required the treatment as a financing transaction, although title to the residential properties was transferred to another entity. The effect is for these properties to remain as assets on the financial statements of the Company and liabilities associated with the financing transaction recorded.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. NOTES AND INTEREST RECEIVABLE – RELATED PARTIES

The following is a list of notes and interest receivable due IORI on June 30, 2007:

Borrower	Maturity	Principal Balance	Accrued Interest	Interest Rate
Housing for Seniors of Humble, LLC	12/27/09	$2,000	$17	11.20%
Housing for Seniors of Humble, LLC	12/27/09	6,363	2,545	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,438	165	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,488	93	12.00%
Unified Housing Foundation, Inc.	9/15/10	2,990	437	10.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	1,726	106	12.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/08	1,180	77	12.00%
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc – a related party.)	8/22/07	7,000	—	Prime + 2%

		$25,185	$3,440

NOTE 4. NOTES AND INTEREST PAYABLE

The following is a list of notes and interest payable owed by IORI on June 30, 2007:

Project	Maturity	Principal Balance	Accrued Interest
Brighton Court	5/1/12	$2,743	$17
Del Mar	5/1/12	2,629	16
Enclave	5/1/12	2,782	17
Signature Place	5/1/12	1,491	14
Sinclair Place	6/28/08	4,612	—
Meridian	7/1/37	10,800	—
Falcon Point	11/30/07	950	—
2010 Valley View	10/3/08	2,190	—
Eagle Crest	11/1/11	2,434	—
Parkway Center	6/1/36	2,678	—
Centura Land	8/22/07	7,000	—
Traveler’s Land	8/10/08	28,654	344

		$68,963	$408

NOTE 5. ADVISORY AGREEMENT

The Company has an Advisory Agreement with Syntek West, Inc. (“SWI”), wherein SWI is responsible for the Company’s day-to-day operations. SWI owns 57.17% of the Company’s common stock. In accordance with the advisory agreement SWI must formulate and submit to IORI’s Board of Directors for approval an annual budget and business plan containing a twelve-month forecast of operations and cash flow with a general plan for asset sales and purchases, borrowing activity and other investments. SWI reports to the Board quarterly on IORI’s performance against the business plan. The Advisory Agreement further places SWI in a fiduciary relationship to IORI’s stockholders and contains a broad standard governing SWI’s liability for any losses incurred by IORI.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SWI receives, as compensation for its management and advice, monthly advisory fees based on 6 1/2% of IORI’s assets annually as well as specific fees for assisting IORI in obtaining financing and completing acquisitions. If IORI’s operating expenses exceed limits specified in the Advisory Agreement, SWI is obligated to refund a portion of the advisory fees.

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

SWI also receives a Net Income Fee calculated as 7.5% of IORI’s net income for the year.

	For Six months Ended June 30,
	2007	2006
Revenue, fees, interest on cash advances and cost reimbursements to SWI:

Advisory Fees to SWI	$578	$417

Interest Income on cash advances from Syntek	(816)	(20)

Net income fee to SWI	—	55

	$(238)	$452

NOTE 6. RECEIVABLES FROM AND PAYABLE TO AFFILIATES

From time to time, IORI and its affiliates and related parties have made unsecured advances to each other. In addition, IORI and its affiliates have entered into transactions involving the purchase, sale and financing of property. The table below reflects the various transactions between IORI, SWI, and Transcontinental Realty Investors, Inc. (“TCI”).

	SWI	TCI	Total
Balance, December 31, 2006	$16,654	$1,112	$17,766
Cash received	(5,612)	—	(5,612)
Cash payments	13,398	—	13,398
Other additions	757	363	1,120
Other repayments	(1,702)	—	(1,702)

Balance, June 30, 2007	$23,495	$1,475	$24,970

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2007 and 2006 and each segment’s assets at June 30, 2007 (amounts in thousands).

	Land	Commercial Properties	Apartments	Total
Three Months Ended June 30, 2007
Rental and other property revenues	$—	$364	$1,796	$2,160
Property operating expenses	—	189	907	1,096
Depreciation	—	57	141	198
Interest expense	650	269	1,511	2,430
Segment operating income (loss)	(650)	(151)	(763)	(1,564)
Real estate assets, net of depreciation	27,689	9,556	20,754	57,999

Six Months Ended June 30, 2007
Rental and other property revenues	—	699	3,550	4,249
Property operating expenses	—	436	1,767	2,203
Depreciation	—	114	282	396
Interest expense	1,350	646	1,854	3,850
Segment operating income (loss)	(1,350)	(497)	(353)	(2,200)
Real estate assets, net of depreciation	27,689	9,556	20,754	57,999

	Land	Commercial Properties	Apartments	Total
Three Months Ended June 30, 2006
Rental and other property revenues	$—	$301	$1,622	$1,923
Property operating expenses	—	161	871	1,032
Depreciation	—	50	140	190
Interest expense	130	661	361	1,152
Segment operating income (loss)	(130)	(571)	250	(451)
Real estate assets, net of depreciation	24,122	13,039	21,460	58,621

Six Months Ended June 30, 2006
Rental and other property revenues	$—	$660	$2,960	$3,620
Property operating expenses	—	329	1,507	1,836
Depreciation	—	109	251	360
Interest expense	130	1,209	709	2,048
Segment operating income (loss)	(130)	(987)	493	(624)
Real estate assets, net of depreciation	24,122	13,039	21,460	58,621

The following table reconciles the segment information to the corresponding amounts in the consolidated statements of operations:

	For the Six months Ended June 30,
	2007	2006
Segment operating income (loss)	$(2,200)	$(624)
Interest income	2,235	1,998
General and administrative	(283)	(282)
Advisory fees	(578)	(417)
Net income fee	—	(55)
Equity in earnings (loss) of investees	(15)	81
Minority interest	(44)	(42)

Net income (loss)	$(885)	$659

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that IORI may not generate sufficient excess funds from operations in 2007 to discharge all of IORI’s debt obligations as they mature. IORI has invested its surplus cash with its advisor and can draw upon those funds to meet any future cash needs. In the alternative management may selectively sell income producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

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

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Overview

IORI invests in equity interests in real estate through acquisitions, leases, partnerships and mortgage loans. IORI is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis, as lease terms are generally for periods of one year or less.

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

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2007 were $37,000 compared to $80,000 at December 31, 2006. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from asset sales, interest earned on notes receivable, financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2007 due to increased rental receipts at its properties. However, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. IORI has invested its surplus cash with its advisor and can draw upon those funds to meet any future cash needs. In the alternative Management may selectively sell income-producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

The Company reported a net loss of $885,000 for the six months ended June 30, 2007, which included the following non-cash items: depreciation and amortization of $710,000 and equity in losses of investees of $15,000.

For the six months ended June 30, 2007, net cash used in operating activities totaled $722,000; net cash used in investing activities was $7,228,000, consisting almost entirely of payments to the Company’s Advisor under the terms of the Cash Management Agreement. See Note 5. Advisory Agreements and net cash used in financing activities was $7,907,000, which is principally the net cash received from refinancing existing mortgage and notes payable.

In June 2007, IORI refinanced the debt for two of its apartment properties. The refinancing generated net cash proceeds of approximately $7 million. The net cash proceeds were invested with Syntek under the terms of the Cash Management Agreement. after refinancing the original loans. The principal balance of the new loans is $4.6 million maturing in June 2008 and $10.8 million maturing in June 2036.

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

Results of Operations

IORI had a net loss of $951,000 and $885,000 for the three and six months ended June 30, 2007 as compared to net income of $65,000 and $659,000 for the corresponding periods in 2006. Fluctuations in components of revenue and expense between June 30, 2007 and the corresponding period in 2006 are discussed below.

Rental income for the three and six months ended June 30, 2007 was $2.2 million and $4.3 million compared to $1.9 million and $3.6 million, respectively, in the corresponding periods in 2006. $244,000 of the increase for the six months ended June 30, 2007 is due to revenue from the Falcon Point Apartments, which were acquired on March 31, 2006. The balance is due to increased average rents at the various properties.

Property operating expense for the three and six months ended June 30, 2007 was $1.1 million and $2.2 million, respectively, compared to $1.0 million and $1.8 million for the corresponding periods in 2006. The increase for the six months ended June 30, 2007 is primarily due to operating expenses from the Falcon Point Apartments.

Depreciation expense for the three and six months ended June 30, 2007 was $198,000 and $396,000, respectively, compared to $190,000 and $360,000 for the corresponding periods in 2006. The increase is due to additional depreciation from Falcon Point Apartments.

General and administrative expenses for the three and six months ended June 30, 2007 was $140,000 and $283,000, respectively, compared to $132,000 and $282,000 for the corresponding periods in 2006.

Advisory fees to affiliate for the three and six months ended June 30, 2007 was $367,000 and $578,000, respectively, compared to $243,000 and $417,000 for the corresponding periods in 2006. The increase was due to a net increase in gross assets, which is a component of the advisory fee and increased the advisory fee by $18,000 and $45,000 for the three and six months ended June 30, 2007. In addition, the Company pays a 1% fee for new and refinancing of mortgages. The fee for refinancing was $127,000 greater in the three months ended June 30, 2007 than the prior year.

Interest income for the three and six months ended June 30, 2007 was $1.1 million and $2.2 million, respectively, compared to $844,000 and $2.0 million for the corresponding periods in 2006.

In May 12, 2006, Encino Executive Plaza Ltd. transferred One Hickory Center and the 202 acres of unimproved real property known as Travelers Land back to IORI in satisfaction of the three notes receivable totaling $36 million. Interest income received by IORI on the Encino Notes for the six months ended June 30, 2006 was $668,000.

The loss of interest income from the above notes was offset by interest income from SWI of $815,000 in 2007 compared to $11,000 in 2006. The interest paid to or received from SWI is based upon the Cash Management Agreement between IORI and SWI whereby interest is paid or received at a rate of prime plus 1% based upon the outstanding intercompany balances throughout the period. See NOTE 5. Advisory Agreement.

Interest expense and related fees for the three and six months ended June 30, 2007 was $2.4 million and $3.9 million, respectively, compared to $1.2 million and $2.0 million for the corresponding periods in 2006. The increase was primarily due to the additional debt incurred by IORI during 2006 and 2007 due to new loans, refinancings and the acquisition of Falcon Point Apartments. During 2006 and the first half of 2007 mortgage debt increased by approximately $16.million.

The increase in interest expense and related fees between the first and second quarter of 2007 was due principally to a prepayment of approximately $900,000 that was incurred for two mortgages that were refinanced in June 2007.

The net income fee to affiliates for the three and six months ended June 30, 2007 was $5,000 and $0, respectively, compared to ($5,000) and ($55,000) for the corresponding periods in 2006. The net income fee is based on 7 1/2% of IORI’s net income. See NOTE 5. Advisory Agreement.

Related Party Transactions

Historically, IORI, ARI, Regis Realty I, LLC (“Regis I”) and TCI have each engaged in and may continue to engage in business transactions, including real estate partnerships with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to IORI, ARI, Regis I and TCI as could have been obtained from unrelated third parties.

Income Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI has alternative minimum tax credit carry forwards available for 2007 and has a loss for federal income tax purposes for the first three months of 2007; therefore, it recorded no provision for income taxes.

At June 30, 2007, IORI had a net deferred tax asset of approximately $1.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

Inflation

The effects of inflation on IORI’s operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt, will be affected.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, IORI may be potentially liable for removal or remediation costs as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on IORI’s business, assets or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2007, IORI’s exposure to a change in interest rates on its debt was as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable
Variable rate	$7,950,000	10.37%	$79,500

Total decrease in IORI’s annual net income			79,500

Per share			$0.02

ITEM 4.	CONTROLS AND PROCEDURES

Based upon their most recent evaluation completed as of the end of the period covered by this Report, the President and Principal Executive Officer and the Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2007 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, IORI repurchased 3,020 shares of its equity securities. The following table sets forth a summary for the quarter indicating the repurchases made and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of March 31, 2007	—	—	—	218,690
April 1-30, 2007	2,317	$7.17	2,317	216,373
May 1-31, 2007	513	5.90	513	215,860
June 1-30, 2007	190	4.85	190	215,670

Total	3,020	$6.81	3,020	215,670

(a)	On June 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 1,409,000 shares of the Company’s common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4, dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 10-Q for event of July 1, 2003).

31.1*	Certification by President and Chief Operating Officer and Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Executive Vice President and Principal Financial and Accounting Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 14, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)