Form 10-Q
period 2007-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2007-11-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,163,175
(Class)	(Outstanding at November 1, 2007)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the nine months ended September 30, 2007 have not been audited by independent certified public accountants but, in the opinion of the management of Income Opportunity Realty Investors, Inc. (“IORI” or the “Company”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of IORI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Real estate held for investment	$63,458	$63,682
Less—accumulated depreciation	(5,656)	(5,061)

	57,802	58,621
Notes and interest receivable – related parties	29,011	27,777
Investment in real estate partnerships	490	515
Cash and cash equivalents	104	80
Receivables from affiliates	26,353	17,766
Other assets	2,708	4,152

	$116,468	$108,911

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$70,020	$61,546
Other liabilities	1,685	1,921

	71,705	63,467
Commitments and contingencies
Minority interest	666	605

Stockholders’ equity:
Common Stock, $.01 par value; authorized, 100,000,000 shares; issued 4,168,035 shares; outstanding 4,163,175 and 4,168,035 shares at September 30, 2007 and December 31, 2006	42	42
Additional paid-in capital	61,918	61,955
Accumulated deficit	(17,863)	(17,158)

	44,097	44,839

	$116,468	$108,911

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Property revenue
Rents and other property revenues	$2,214	$2,028	$6,463	$5,648
Operating expenses
Property operations	1,225	1,196	3,428	3,032
Depreciation	199	191	595	551
General and administrative	98	109	381	391
Advisory fees – related party	227	261	805	886

Total operating expenses	1,749	1,757	5,209	4,860

Operating income	465	271	1,254	788
Other income (expense):
Interest income – related	1,279	707	3,514	2,913
Mortgage and loan interest expense	(1,537)	(1,255)	(5,387)	(3,303)
Net income fee – related party	—	17	—	(38)

Total other income (expense)	(258)	(531)	(1,873)	(428)

Income (loss) before equity in earnings (loss) of investees and minority interest	207	(260)	(619)	360
Equity in earnings (loss) of investees	(9)	29	(24)	110
Minority interest	(18)	2	(62)	(40)

Net income (loss)	$180	$(229)	$(705)	$430

Earnings per share:
Net earnings (loss) from continuing operations	$0.04	$(0.06)	$(0.17)	$0.10

Weighted average common shares used in computing earnings per share	4,163,175	4,168,035	4,163,175	4,168,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007

(amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	4,168,035	$42	$61,955	$(17,158)	$44,839
Repurchased shares	(4,860)	—	(37)	—	(37)
Net income	—	—	—	(705)	(705)

Balance, September 30, 2007	4,163,175	$42	$61,918	$(17,863)	$44,097

The accompanying notes are an integral part of these Consolidated Financial Statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Nine Months Ended September 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(705)	$430
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	595	551
Amortization	416	239
Loss (gain) on equity partnerships	24	(110)
Minority interest	61	40
Increase in interest receivable	(1,234)	(480)
Decrease (increase) in other assets	1,407	(1,390)
Increase in interest payable	688	213
Increase (decrease) in other liabilities	(236)	273

Net cash provided by (used in) operating activities	1,016	(234)

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate improvements	—	(237)
Real estate acquisition	(26)	—
Payments to advisor and affiliates	(8,734)	(18,024)

Net cash used in investing activities	(8,760)	(18,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Financing fees paid	(231)	—
Notes payable payments	(7,377)	31,352
Notes payable proceeds	15,413	(13,001)
Stock buyback	(37)	—

Net cash provided by financing activities	7,768	18,351

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24	(144)
CASH AND CASH EQUIVALENTS, beginning of period	80	201

CASH AND CASH EQUIVALENTS, end of period	$104	$57

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,701	$2,560
Acquisition of real estate in exchange for notes receivable	—	37,200
Sale of office building	—	(12,200)
Mortgage note payable assumed on acquisition of real estate	—	(22,802)

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

Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and Notes included in IORI’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

Certain balances from 2006 have been reclassified to conform to the 2007 presentation.

Newly issued accounting standards.

In September 2006, the FASB issues SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and assessing the impact of this statement.

NOTE 2. REAL ESTATE

On March 31, 2006, IORI acquired a 218-unit apartment complex located in Indianapolis, Indiana (Falcon Point) from Syntek West, Inc. (“SWI”), a related party, for $3,750,000, which included the assumption of a $1,500,000 existing mortgage. IORI did not acquire any properties during the nine months ended September 30, 2007.

IORI sold no properties during the nine months ended September 30, 2007 or 2006.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following is a list of properties owned by IORI on September 30, 2007 ($000’s):

Property	Location	Units / Sq. Ft. / Acres	Cost Basis	Acccumulated Depreciation
Apartments
Brighton Court	Midland, TX1	60 Units / 90,672 Sq. Ft.	$3,392	$553
Del Mar	Midland, TX1	92 Units / 105,348 Sq. Ft.	3,243	530
Enclave	Midland, TX1	68 Units / 89,734 Sq. Ft.	3,243	530
Falcon Point	Indianapolis, IN	218 Units / 162,425 Sq. Ft.	3,643	173
Meridian	Midland, TX1	280 Units / 264,000 Sq. Ft.	5,690	882
Signature Place	Midland, TX1	57 Units / 72,480 Sq Ft.	2,211	433
Sinclair Place	Midland, TX1	114 Units / 91,529 Sq. Ft.	2,653	361

Office Buildings
2010 Valley View	Farmers Branch, TX	40,666 Sq. Ft.	3,651	1,660

Shopping Centers
Parkway Center	Dallas, TX	28,374 Sq. Ft.	3,970	357

Industrial Warehouse
Eagle Crest	Farmers Branch, TX	133,000 Sq. Ft.	4,070	177

Land
Three Hickory Centre	Farmers Branch, TX	9 Acres	3,119	—
Travelers Land	Farmers Branch, TX	202 Acres	24,573	—

			$63,458	$5,656

[1]

The Company transferred these six residential properties along with another residential property to partnerships formed with Metra Capital LLC (“Metra”); the transaction was recorded as a financing transaction under SFAS 66 “Accounting for Real Estate Sales”. The participation in the transaction by a former director of American Realty Investors Inc. (“ARI”), a related party, as well as the fact that at the time ARI was a related party to the Company, required the treatment as a financing transaction, although title to the residential properties was transferred to another entity. The effect is for these properties to remain as assets on the financial statements of the Company and liabilities associated with the financing transaction recorded.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 3. NOTES AND INTEREST RECEIVABLE – RELATED PARTIES

The following is a list of notes and interest receivable due IORI on September 30, 2007:

Borrower	Maturity	Principal Balance	Accrued Interest	Interest Rate
Housing for Seniors of Humble, LLC	12/27/09	$2,000	$13	11.20%
Housing for Seniors of Humble, LLC	12/27/09	6,363	2,652	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,438	240	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,488	138	12.00%
Unified Housing Foundation, Inc.	9/15/10	2,990	513	10.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	1,726	158	12.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/08	1,180	112	12.00%
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc – a related party)	8/22/08	7,000	—	Prime + 2%

		$25,185	$3,826

NOTE 4. NOTES AND INTEREST PAYABLE

The following is a list of notes and interest payable owed by IORI on September 30, 2007:

Project	Maturity	Principal Balance	Accrued Interest
Brighton Court	5/1/12	$2,736	$17
Del Mar	5/1/12	2,622	17
Enclave	5/1/12	2,774	17
Signature Place	5/1/12	1,485	5
Sinclair Place	6/28/08	4,612	33
Meridian	7/1/37	10,800	63
Falcon Point	11/30/07	950	—
2010 Valley View	10/3/08	2,171	—
Eagle Crest	11/1/11	2,430	—
Parkway Center	6/1/36	2,671	—
Centura Land	8/28/08	7,000	—
Travelers Land	8/10/08	28,652	965

		$68,903	$1,117

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 5. ADVISORY AGREEMENT

The Company is a party to an Advisory Agreement with Syntek West, Inc. (“SWI”), wherein SWI is responsible for the Company’s day-to-day operations. SWI owns 57.17% of the Company’s common stock. In accordance with the Advisory Agreement, SWI must formulate and submit to IORI’s Board of Directors for approval an annual budget and business plan containing a twelve-month forecast of operations and cash flow with a general plan for asset sales and purchases, borrowing activity and other investments. SWI reports to the Board quarterly on IORI’s performance against the business plan. The Advisory Agreement further places SWI in a fiduciary relationship to IORI’s stockholders and contains a broad standard governing SWI’s liability for any losses incurred by IORI.

SWI receives, as compensation for its management and advice, monthly advisory fees based on .75% of IORI’s assets annually as well as specific fees for assisting IORI in obtaining financing and completing acquisitions. If IORI’s operating expenses exceed limits specified in the Advisory Agreement, SWI is obligated to refund a portion of the advisory fees.

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI which has a deposit liability to the Company and is responsible for investment of all excess funds, which earn interest at the Wall Street Journal Prime Rate plus one percent per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated by SWI and IORI.

SWI also receives a Net Income Fee calculated as 7.5% of IORI’s net income for the year.

	For Nine Months Ended September 30,
	2007	2006
Revenue, fees, interest on cash advances and cost reimbursements to SWI:
Advisory	$650	$572
Mortgage brokerage fee	155	314
Net income fee	—	38
Income on cash advances from IORI	(1,372)	(227)

	$(567)	$697

NOTE 6. RECEIVABLES FROM AND PAYABLE TO AFFILIATES

From time to time, IORI and its affiliates and related parties have made unsecured advances to each other. In addition, IORI and its affiliates have entered into transactions involving the purchase, sale and financing of property. The table below reflects the various transactions between IORI, SWI and Transcontinental Realty Investors (“TCI”).

	SWI	TCI	Total
Balance, December 31, 2006	$16,654	$1,112	$17,766
Cash received	(6,391)	—	(6,391)
Cash payments	15,102	—	15,102
Other additions	1,015	563	1,578
Other repayments	(1,702)	—	(1,702)

Balance, September 30, 2007	$24,678	$1,675	$26,353

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2007 and 2006 and each segment’s assets at September 30, of each year (amounts in thousands).

Three Months Ended September 30, 2007	Land	Commercial Properties	Apartments	Total
Rental and other property revenues	$—	$378	$1,836	$2,214
Property operating expenses	18	115	1,092	1,225
Depreciation	—	59	140	199
Interest expense	1,239	(221)	519	1,537
Segment operating income (loss)	(1,257)	425	85	(747)
Real estate assets, net of depreciation	27,692	9,497	20,613	57,802

Nine Months Ended September 30, 2007
Rental and other property revenues	$—	$1,077	$5,386	$6,463
Property operating expenses	18	551	2,859	3,428
Depreciation	—	173	422	595
Interest expense	2,589	425	2,373	5,387
Segment operating loss	(2,607)	(72)	(268)	(2,947)
Real estate assets, net of depreciation	27,692	9,497	20,613	57,802

Three Months Ended September 30, 2006	Land	Commercial Properties	Apartments	Total
Rental and other property revenues	$—	$349	$1,679	$2,028
Property operating expenses	—	204	992	1,196
Depreciation	—	51	140	191
Interest expense	921	(88)	422	1,255
Segment operating income (loss)	(921)	182	125	(614)
Real estate assets, net of depreciation	24,122	12,815	21,426	58,363

Nine Months Ended September 30, 2006
Rental and other property revenues	$448	$561	$4,639	$5,648
Property operating expenses	—	524	2,508	3,032
Depreciation	—	160	391	551
Interest expense	1,051	1,121	1,131	3,303
Segment operating income (loss)	(603)	(1,244)	609	(1,238)
Real estate assets, net of depreciation	24,122	12,815	21,426	58,363

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the segment information to the corresponding amounts in the consolidated statements of operations:

	For the Nine Months Ended September 30,
	2007	2006
Segment operating loss	$(2,947)	$(1,238)
Interest income	3,514	2,913
General and administrative	(381)	(391)
Advisory fees	(805)	(886)
Net income fee	—	(38)
Equity in earnings (loss) of investees	(24)	110
Minority interest	(62)	(40)

Net income (loss)	$(705)	$430

NOTE 8. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that IORI may not generate sufficient excess funds from operations in 2007 to be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income producing assets, refinance real estate, and/or incur additional borrowings against real estate to meet its cash requirements.

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

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution investors that any forward-looking statements in this Report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

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

At September 30, 2007, IORI owned seven residential apartment communities totaling 1,319 units, one office building, one shopping center, one industrial property and 211 acres of land held for development. Except for a single apartment property located in Indiana, all of the Company’s real estate assets are located in Texas.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time –to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate Held for Investment

Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 40 years.

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held-for-sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held–for-sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held–for-sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held-for-sale. A corresponding charge against or credit to earnings is recognized. Properties held-for-sale are not depreciated.

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

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2007 were $104,000 compared to $80,000 at December 31, 2006. IORI’s principal sources of cash have been and will continue to be property operations, proceeds from asset sales, interest earned on notes receivable, proceeds from financings and refinancings and partnership distributions. Management anticipates that IORI will generate excess cash from operations in 2007 due to increased rental receipts at its properties. However, such excess may not be sufficient to discharge all of IORI’s debt obligations as they mature. Management may selectively sell income-producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

The Company reported a net loss of ($705,000) for the nine months ended September 30, 2007, which included the following non-cash items: depreciation and amortization of $1 million, loss of investees of $24,000 and minority interest of $62,000.

For the nine months ended September 30, 2007, net cash provided by operating activities totaled $1 million; net cash used in investing activities was $8.7 million, consisting almost entirely of advances to the Company’s Advisor under the terms of the Cash Management Agreement (see Note 5. Advisory Agreements) and net cash provided by financing activities was $7.8 million which represents net proceeds from refinancing of properties. In June 2007, the Company refinanced $6.4 million of existing debt on two apartment communities located in Midland, Texas. The new loans total $15.4 million and bear interest at rates currently averaging 7.8 percent per annum. The loans mature in June 2008 ($4.6 million) and July 2037 ($10.8 million).

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

Results of Operations

IORI had a net income (loss) of $180,000 and ($705,000) for the three and nine months ended September 30, 2007 as compared to a net income (loss) of ($229,000) and $430,000 for the corresponding periods in 2006. Fluctuations in components of revenue and expense between September 30, 2007 and the corresponding periods in 2006 are discussed below.

Rental income for the three and nine months ended September 30, 2007 was $2.2 million and $6.5 million, respectively, compared to $2.0 million and $5.6 million in the corresponding periods in 2006. The increase is primarily due to revenue from the Falcon Point Apartments, which was acquired on March 31, 2006, as well as an overall increase in rents at the residential properties.

Property operating expense for the three and nine months ended September 30, 2007 was $1.2 million and $3.4 million as compared to $1.2 million and $3.0 million for the corresponding periods in 2006. The increase in the nine month amounts is primarily due to operating expenses from the Falcon Point Apartments.

Interest income for the three and nine months ended September 30, 2007 was $1.3 million and $3.5 million, respectively, compared to $707,000 and $2.9 million for the corresponding periods in 2006. The increase was due almost entirely to the interest earned on monies advanced to the Company’s financial advisor in accordance with the cash management agreement (See Note 5. Advisory Agreement).

Interest expense for the three and nine months ended September 30, 2007 was $1.5 million and $5.4 million, respectively, compared to $1.3 million and $3.3 million for the corresponding periods in 2006. The increase was primarily due to the additional debt incurred by IORI during 2006 and 2007 due to new loans, refinancings and the acquisition of the Falcon Point Apartments. The increase was also due to increased interest rates for IORI’s variable interest rate debt.

The overall increase in interest expense was partially offset by the elimination of interest expense on the debt to Transcontinental Realty Investors, Inc. (“TCI”), which was cancelled when One Hickory Center, an office building located in Dallas, Texas, was transferred to TCI in May 12, 2006. TCI owns approximately 25 percent of IDRI’s outstanding common stock.

Advisory fees to affiliate for the three and nine months ended September 30, 2007 were $227,000 and $805,000, respectively, compared to $261,000 and $886,000 for the corresponding periods in 2006. The advisory fee for the three and nine months ended September 30, 2007 increased by $34,000 and $81,000, respectively, due to a net increase in gross assets which is the basis of the advisory fee. This increase was offset by a decrease of fees for refinancing certain mortgage obligations (See Note 5. Advisory Agreement).

There was no net income fee to affiliates for the three and nine months ended September 30, 2007, compared to $17,000 and $38,000 for the corresponding periods in 2006. The net income fee is based on .75% of IORI’s net income (See Note 5. Advisory Agreement).

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

Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI has alternative minimum tax credit carryforwards available for 2007 and has a loss for federal income tax purposes for the first nine months of 2007; therefore, it recorded no provision for income taxes.

At September 30, 2007, IORI had a net deferred tax asset of approximately $1.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At September 30, 2007, IORI’s exposure to a change in interest rates on its debt was as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable
Variable rate	$12,562,000	9.68%	$125,620

Total decrease in IORI’s annual net income			125,620

Per share			$0.03

ITEM 4.	CONTROLS AND PROCEDURES

Based upon their most recent evaluation completed as of the end of the period covered by this Report, the Principal Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2007 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, IORI purchased 1,840 shares of its equity securities. The following table sets forth a summary for the quarter indicating the repurchases made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at June 30, 2007	3,020	$6.81	3,020	215,670
July 1-31, 2007	1,353	$5.51	1,353	214,317
August 1-31, 2007	487	$5.43	487	213,829
September 1-30, 2007	—	$—	—	213,829

Total	4,860	$6.31	4,860	213,829

(a)	On June 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 1,409,000 shares of the Company’s common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the Registrant’s current Report on Form 10-Q for event of July 1, 2003).

31.1*	Certification by President and Chief Operating Officer and Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 14, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)