Form 10-K
period 2007-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2008-03-31
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-14784

INCOME OPPORTUNITY REALTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2615944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1800 Valley View Lane, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,582,306 based upon a total of 744,762 shares held as of June 29, 2007 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 20, 2008, there were 4,162,774 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate”, “plan”, “intend”, “expect”, “anticipate”, “believe” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. “Risk Factors.”

PART I

ITEM 1.	BUSINESS

As used herein, the terms “IORI,” “the Company,” “we,” “our” or “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with is subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 15, 1985. Prior to January 1, 2003, IORI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Code”). Due to the completion of a tender offer by a subsidiary of American Realty Investors, Inc. (“ARI”), an affiliate, on March 19, 2003, and the resulting concentration of ownership, IORI no longer met the requirement, as of January 1, 2003, for tax treatment as a REIT. IORI cannot re-qualify to elect REIT tax status for at least five years after January 1, 2003.

Syntek West, Inc. (“SWI”) owns approximately 57.17% of the outstanding shares of IORI Common Stock. SWI is also the contractual advisor to IORI. Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange (the “NYSE”), owns approximately 24.9% of IORI’s outstanding shares of Common Stock.

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. Our principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and our telephone number is 469-522-4200.

Our primary business is investing in equity interests in real estate (including equity securities of real estate-related entities). In addition, we have investments in joint ventures with affiliated entities. These are considered Variable Interest Entities and are accounted for via the equity method per FIN 46. We have three major operating segments: commercial properties, apartments, and land. At December 31, 2007, our properties consisted of:

•	Three commercial properties; consisting of one office building, one industrial warehouse and one shopping center.

•	7 apartment properties.

•	211.0 acres of unimproved land.

Nine of our properties are located in Texas, and one in Indiana. All of our land is located in Farmers Branch, Texas.

Significant transactions

Subsequent to year end, we sold six of our apartment complexes totaling 621 units, representing 74% of our total rentable units. All of the apartments sold were located in Midland, Texas. See NOTE 17, SUBSEQUENT EVENTS.

Business Plan

Our business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate related activities through investments in mortgage loans. The majority of our real estate is located in the Southwest region of the continental United States. We have three operating segments: apartments, commercial properties and land ownership.

Our business is not seasonal. Management has determined to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management’s plan of operation is to acquire above average apartment and commercial properties, in keeping with the current class of properties in our real estate portfolio. Management intends to focus on income-producing property acquisitions to maintain a balance between income-producing and non-income-producing properties. Management does not expect that we will seek to fund or acquire additional mortgage loans. We may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property’s operating income by competitive leasing and aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. Renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses and management believes that such expenditures are necessary to maintain or enhance the value of IORI’s properties.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies that guide it, the day-to-day operations of the Company are performed by SWI, the contractual advisor under the supervision of the Board. SWI’s duties include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investments, acquisitions and sales opportunities, as well as financing and refinancing sources. SWI also serves as a consultant in connection with the Company’s business plan and investment decisions made by the Board.

All of the issued and outstanding common stock of SWI is owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer and a Director of SWI, and he is involved in daily consultation with the officers of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for IORI, see; Part III, ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Affiliates of Prime Income Asset Management LLC (“Prime”) provide property management services to IORI. Triad Realty Services, LP (“Triad”) provides property management services. Triad subcontracts with other entities for the provision of property-level management services to IORI. The general partner of Triad is Prime Income Asset Management, Inc. (“PIAMI”), the sole member of Prime. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of IORI’s office buildings and the commercial property owned by a real estate partnership, in which IORI and TCI are partners, to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. Regis I is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

IORI has no employees. The Advisor renders services to IORI.

Competition

The real estate business is highly competitive and IORI competes with numerous entities engaged in real estate activities (including certain entities described in Part III, ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE), some of which have greater financial resources than those of IORI. Management believes that success against such competition is dependent upon the geographic location of the property; the performance of the property-level managers in areas such as marketing, collection and control of operating expenses; the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and our ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of our properties also are competitive factors.

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in the same areas as well as aggressive buyers attempting to penetrate or dominate a particular market.

As described above (and in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.) some of the officers and directors of IORI also serve as officers or directors of certain other entities, such as Basic Capital Management, Inc. (“BCM”), Prime, PIAMI, ARI and TCI, some of which have business objectives similar to those of IORI. One Director of IORI also serves as an officer and director of SWI. One of IORI’s directors also serves as director of both ARI and TCI. IORI’s directors, officers and advisor owe fiduciary duties to such other entities as well as to IORI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors and contractual advisors consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity’s existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity that has these funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of such entities.

In addition, as described in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE., IORI also competes with other entities which are affiliates of SWI, which may have investment objectives similar to IORI’s and may compete with it in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest which may arise, SWI has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

We are subject to all risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing, which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; increases in real estate taxes; federal or local economic or rent controls; floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or SWI. The illiquidity of real estate investments also may impair the ability of management to respond promptly to changing circumstances. Management believes that such risks can be partially mitigated with diversification by geographic region and property type of our real estate portfolio. However, to the extent property acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be limited. See ITEM 1A. RISK FACTORS, for further information regarding risk.

Available Information

IORI’s Common Stock is traded on the American Stock Exchange, Inc. (“AMEX”) under the symbol “IOT”. Our principal executive office is located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234, and our telephone number is 469-522-4200.

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

We may experience increased operating costs, which could adversely affect our financial results and the value of our properties.

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

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected;

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

Our properties are located principally in a specific geographic area in the Southwestern United States. Due to the concentration of our properties in this area, performance is dependent on economic conditions. This area has experienced periods of economic decline in the past, and may do so in the future.

We are leveraged and we may not be able to meet our debt service obligations.

We had total indebtedness at December 31, 2007 of approximately $71.5 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources on which we rely. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	our own financial structure and performance;

•	the market’s opinion of real estate companies in general;

•	the market’s opinion of real estate companies that own properties like ours.

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

Our credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our continued ability to borrow is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under credit facilities and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

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

On December 31, 2007, our portfolio consisted of 10 properties totaling 202,040 rentable square feet. Our properties consisted of seven apartments, and three commercial properties consisting of; one office building, one industrial warehouse, and one shopping center. In addition, we own or control 211 acres of improved and unimproved land for future development or sale. The table below shows information relating to those properties.

PROPERTY

Apartments	Location	# of Units	% leased
Brighton Court	Midland, TX	60	97.0	*
Del Mar	Midland, TX	92	96.0	*
Enclave	Midland, TX	68	97.0	*
Falcon Point	Indianapolis, IN	218	90.0
Meridian	Midland, TX	230	95.0	*
Signature Place	Midland, TX	57	97.0	*
Sinclair Place	Midland, TX	114	94.0	*

Subtotal Apartments		839	95.1

Commercial—Office Buildings	Location	Square feet	% leased
2010 Valley View	Farmers Branch, TX	40,666	69.0

Commercial—Shopping Centers
Parkway Center	Dallas, TX	28,374	86.0

Commercial—Industrial Warehouse
Eagle Crest	Farmers Branch, TX	133,000	100.0

Subtotal Commercial		202,040	85.0

Land	Location	Acres
Three Hickory Centre	Farmers Branch, TX	9.0
Travelers Land	Farmers Branch, TX	202.0

Subtotal Land		211.0

*	These apartments were sold on 1/25/08, see subsequent events in Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant’s Annual Meeting of Stockholders occurred on December 11, 2007, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 (the “Exchange Act”). There was no solicitation in opposition to the management nominees listed in the proxy statement and all of such nominees were elected. At the Annual Meeting, stockholders were asked to consider and vote upon the election of directors and the ratification of the selection of the independent registered public accounting firm for IORI for the fiscal year ending December 31, 2007 and any interim period.

With respect to each nominee for election as a director, the following table sets forth the number of votes cast for or withheld:

	Shares Voting
Candidate	For	Withheld
David E. Allard	3,770,126	17,371
Robert A. Jakuszewski	3,771,506	15,991
R Neil Crouch	3,770,606	16,891
Peter L. Larsen	3,771,735	15,762
Martha C. Stephens	3,769,226	18,271

There were no broker non-votes on the election of directors. All nominees were elected.

With respect to the ratification of Swalm & Associates, P.C. as the independent registered public accountant for the Company for the fiscal year ending December 31, 2007 and any interim period, 3,774,085 votes were received in favor of such proposal, 7,711 votes were received against such proposal, and 5,701 votes abstained; there were no broker non-votes on this issue.

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

	2007		2006
	High	Low	High	Low
First Quarter	6.65	5.20	$7.20	$6.10
Second Quarter	7.54	4.52	7.20	6.30
Third Quarter	6.45	4.31	7.45	5.30
Fourth Quarter	5.60	4.01	7.05	5.30

On March 20, 2008, the closing sale price of the Company’s Common Stock on the AMEX was $6.12 per share and was held by approximately 715 holders of record.

Performance Graph

The following graph compares the cumulative total stockholder return on shares of Common Stock of the Company with the Dow Jones U.S. Total Market Index (“DJ Total Market Index”) and the Dow Jones Real Estate Investment Index (“DJ Real Estate Index”). The comparison assumes that $100 was invested on December 31, 2003, in shares of Common Stock of the Company, and in each of the indices, and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

*$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Income Opportunity Realty Investors, Inc.	100.00	81.98	85.06	100.48	106.06	86.12
Dow Jones US	100.00	130.75	146.45	155.72	179.96	190.77
Dow Jones US Real Estate	100.00	136.90	179.63	196.94	266.84	218.41

On May 10, 2005, the Board of Directors of the Company approved a 3-for-1 forward split of the Common Stock with a Record Date of June 10, 2005. The forward split entitled stockholders to receive two additional newly issued shares of Common Stock for each share of Common Stock held as of the Record Date in the form of a 200% share distribution. Certificates for the new shares were mailed to stockholders on or about June 14, 2005. After giving effect to the 3-for-1 forward split of the Common Stock of the Company, a total of 4,168,035 shares of Common Stock were outstanding.

No cash dividends on the Company’s Common Stock were declared or paid in 2005, 2006 or 2007. Although no express intention or policy with respect to the future declaration or payment of cash dividends has been adopted by the Board of Directors, it is unlikely that any cash dividends on the Company’s Common Stock will be declared or paid in 2008. See also, ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION—Liquidity and Capital Resources.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 300,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 900,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. During the three months ended December 31, 2007, no share repurchases occurred. The following table represents shares repurchased during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30			810,072	89,928
October, 2007	—	$—	—	89,928
November, 2007	—	—	—	89,928
December, 2007	—	—	—	89,928

Total	—	$—	810,072	89,928

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	dollars in thousands
EARNINGS DATA
Total operating revenues	$2,298	$2,034	$1,424	$5,905	$5,224
Total operating expenses	4,002	2,747	2,450	5,173	5,350

Operating income (loss)	(1,704)	(713)	(1,026)	732	(126)
Other income (expense)	967	11	2,021	(685)	1,963
Income (loss) from equity partnerships and minority interest	(35)	225	72	1,881	843

Income (loss) from continuing operations	(772)	(477)	1,067	1,928	2,680
Income from discontinued operations	37	649	310	3,500	(1,334)

Net income (loss) applicable to Common shares	$(735)	$172	$1,377	$5,428	$1,346

PER SHARE DATA:
Income (loss) from continuing operations	$(0.19)	$(0.11)	$0.26	$0.43	0.62
Income from discontinued operations	0.01	0.15	0.07	0.87	(0.31)

Net income (loss) applicable to Common shares	$(0.18)	$0.04	$0.33	$1.30	$0.31

Weighted average shares outstanding	4,168,035	4,168,035	4,168,035	4,316,835	4,316,835

All share data including earnings per share has been adjusted reflect the 3-for-1 forward split in the form of a 200% stock dividend in May 2005.

BALANCE SHEET DATA:
Real estate, net	$40,571	$58,621	$30,772	$31,368	$50,367
Notes and interest receivable, net	$27,441	$27,777	$63,230	$54,911	$45,531
Real estate held for sale	$17,032	—	—	—	—
Total assets	$116,307	$108,911	$99,341	$90,638	$101,093
Total liabilities	$72,240	$64,072	$54,674	$47,348	$62,440
Stockholders’ Equity	$44,067	$44,839	$44,667	$43,290	$38,653
Book value per share	$10.57	$10.76	$10.72	$10.03	$8.95

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate),

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments,

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully,

•

risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities),

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets,

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations,

•	potential liability for uninsured losses and environmental contamination,

•	risks associated with our dependence on key personnel whose continued service is not guaranteed, and,

•	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors”.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our property portfolio includes; residential apartment communities, commercial properties, and land. As of December 31, 2007, we owned seven apartments totaling 839 units, three commercial building comprising of 202,040 thousand square feet of leasable space, and 211 acres of undeveloped and developed land. Our commercial properties are managed by Regis Commercial, an affiliated entity, and our apartments are managed by third party management companies.

Our primary source of income is from the interest income received on out notes receivables and the rents collected on our commercial properties and residential apartments, and refinancings.

Significant transactions for the year ended December 31, 2007 include the following:

In June 2007, we refinanced the existing $6.3 million mortgage on two apartments located in Midland, Texas; Meridian and Sinclair Apartments, with two new loans totaling $15.4 million, receiving $7.0 million in cash. The loans were refinanced with a single lender. The proceeds were transferred to the company’s advisor in accordance with the cash management agreement.

Our Board of Directors is responsible for managing the affairs of our Company and for setting the policies which guide the Company. The Company’s day-to-day operations are managed by SWI. SWI’s duties include, among other things, locating, investigating, evaluating and recommending real estate, mortgage note investment and sales opportunities, as well as financing and refinancing sources. SWI also serves as consultant in connection with our business plan and investment decisions made by the board.

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

Recent Accounting pronouncements    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN

No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.

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

Investments in Equity Investees

We may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees. Those investees are accounted for using the equity method. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee’s operating income and any additional investment and decreased by a proportionate share of the investee’s operating losses and distributions received.

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

The following table aggregates IORI’s expected contractual obligations and commitments as of December 31, 2007.

Payments Due by Period

(dollars in thousands)

Principal Payments

2008	$56,791
2009	7,047
2010	51
2011	2,405
2012	37
Thereafter	2,506

Total	$68,837

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	Meeting debt service requirements

•	Fund normal recurring expenses

•	Fund capital expenditures

•	Fund new property acquisitions

Cash and equivalents totaled $267,000 and $80,000 at December 31, 2007 and 2006, respectively. Our primary source of cash is from the refinancing of existing mortgages, rents, and receivables. In 2008, we will refinance debt obligations as they become due and generate excess cash from operations. However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all our obligations as they mature, we may sell income-producing real estate, refinance real estate, and incur additional borrowings secured by real estate to meet our cash requirements.

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statement of cash flows from “ITEM 8—financial statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented.

Cash provided by operating activities in 2007 was $3.3 million. This was primarily due to the collection of interest accrued and other assets. Our cash flows from operations are sufficient to operate our properties for additional cash needs.

Cash used in investing activities is due to transfer of excess cash to the advisor. This is per the cash management agreement with the advisor. Effective June 2005 the advisory agreement was amended to provide that we would receive or pay interest to or from the advisor for funds loaned to or borrowed from the advisor. The interest rate is Prime plus 1%. In 2007, we transferred $9.4 million to the advisor which consisted of the majority of the net cash proceeds from the refinancing of the two midland apartments. In 2006, we transferred $19.7 million to the advisor which consisted of the majority of the net proceeds from the refinancing of certain mortgages, as compared to $2.8 million in 2005. Also, in 2005 we loaned $7.0 million to Transcontinental Realty Investors, Inc., a related party.

Cash provided from financing activities is from our refinancing of certain mortgages. In 2007 and 2006, we refinanced certain mortgages receiving net cash, after pay down of the existing mortgages, of $7.0 million, and $19.9 million, respectively. In 2005, we refinanced certain existing mortgages and acquired new debt of $7.0 million. The aggregate net cash received on these transactions in 2007 was $6.7 million.

IORI paid no dividends in 2007, 2006, or 2005. It is unlikely that IORI will pay any quarterly dividends in 2008.

Management reviews the carrying values of IORI’s properties at least annually and whenever events or a change in circumstances indicates that impairment may exist. Impairment is considered to exist if the future cash flow from a property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property and visits to selected properties in the area, and a review of (1) the property’s current rents compared to market rents, (2) the property’s expenses, (3) the property’s maintenance requirements and (4) the property’s cash flows.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005. The following summary discussion is based on the consolidated statement of operations from “ITEM 8—financial statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our net income applicable to common shares.

This discussion is based on our property portfolio of our current operations. Our current operations do not include items that have been moved to discontinued operations. Due to the subsequent sale in January 2008 of six apartments; Brighton Court, Del Mar, Enclave Meridian, Signature Place and Sinclair Place, the revenues and associated expenses from these apartments has been moved to discontinued operations. The statements of operations for the years ended 2006 and 2005 have been restated to reflect the reclassification.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

We had a net loss applicable to common share of ($735,000) in 2007, which includes income from discontinued operations of $37,000, as compared to a net income applicable to common shares of $172,000 in 2006, which includes income from discontinued operations of $649,000.

Rents increased from $2.0 million in 2006 to $2.3 million in 2007 due to the addition of Falcon Point to the apartment portfolio in March of 2006.

Property operations expense increased from $1.5 million in 2006 to $1.9 million in 2007 due to the purchase of Falcon Point apartments in March of 2006.

Advisory fees increase from $496,000 in 2006 to $1.0 million in 2007 due to the purchase of Falcon Point and Travelers land in 2006, as the total assets are a component of the advisory fee.

Interest income increased from $3.4 million in 2006 to $4.7 million in 2007 due to the transfer of $9.4 million to the advisor in the current year and the additional income received from interest. Per the management agreement, the advisor receives excess cash which pays interest at prime plus 1%.

Income from discontinued operations decreased due to refinancing two mortgages in 2007, which increased the debt obligation by $8.3 million.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

We had a net income applicable to common shares of $172,000 in 2006, which includes income from discontinued operations of $649,000 as compared to a net income of $1.4 million in 2005, which includes income from discontinued operations of $310,000.

Rents increased from $1.4 million in 2005 to $2.0 million in 2006, due to the acquisition of Falcon Point Apartments in March of 2006.

Property operations expense increase from $824,000 in 2005 to $1.4 million in 2006. This increase was primarily due to the acquisition of Falcon Point apartments, which accounted for $631,000 of the increase. The balance of the increase is due to an overall increase in operating expenses and maintenance costs.

Interest income decreased from $4.1 million in 2005 to $3.4 million in 2006. On May 12, 2006, Encino Executive Plaza, Ltd. transferred One Hickory Center and the 202 acres of unimproved real property known as Travelers Land back to IORI in satisfaction of the three notes in the amounts of $11.9 million, $22.8 million and $1.6 million, respectively. Interest income received by IORI on the Encino notes through May 12, 2006 was $720,000. Interest income on the Encino notes for 2005 was $1.9 million. During the third quarter of 2005, IORI advanced TCI $6.7 million and received interest at the rate of prime plus 2%. During 2006, IORI received a full year’s interest of $696,000.

Interest expense increase from $2.0 million in 2005 to $3.4 in 2006. During 2006, IORI refinanced 2 commercial properties and the 202 acres of unimproved land which netted IORI an additional $19 million in cash as well as debt. In addition IORI debt obligation increased by $1.5 million from the acquisition of Falcon Point. IORI also incurred additional interest expense due to higher interest rates on its variable debt as compared to 2005.

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

IORI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IORI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IORI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IORI’s market risk is exposure to short-term interest rates from variable rate borrowings. If market interest rates for variable rate debt average 100 basis points more in 2007 than they did during 2006, IORI’s interest expense would increase and income would decrease by $82,000. This amount is determined by considering the impact of hypothetical interest rates on IORI’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IORI’s financial structure.

The following table contains only those exposures that existed at December 31, 2007. Anticipation of exposures or risk on positions that could possibly arise was not considered. IORI’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands).

	2008	2009	2010	2011	2012	Thereafter	Total
Liabilities

Liabilities—notes payable
Variable interest rate-fair value							13,613
Instrument’s maturities	5,561	7,000	0	0	0	0	12,561
Instrument’s amortization	0	0	0	0	0	0	0
Interest	665	530	0	0	0	0	1,195
Average rate	8.0%	8.0%	0.0%	0.0%	0.0%	0.0%
Fixed intereset rate notes

Fixed interest rate-fair value							58,137
Instrument’s maturities	51,125	0	0	2,354	0	0	53,479
Instrument’s amortization	105	47	51	51	37	2,506	2,797
Interest	2,527	427	389	369	193	2,713	6,618
Average rate	8.2%	7.5%	7.5%	7.5%	7.4%	7.4%

Principal Payments	56,791	7,047	51	2,405	37	2,506	68,837

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Income Opportunity Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in the Notes to the financial statements, Income Opportunity Realty Investors, Inc. has significant transactions with and balances due from affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ equity and its cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

Plano, Texas

March 31, 2008

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Assets
Real estate held for investment	$43,027	$63,682
Less—accumulated depreciation	(2,456)	(5,061)

	40,571	58,621
Real estate held for sale	17,032	—
Notes and interest receivable from affiliates	27,441	27,777
Investment in real estate partnerships	532	515
Cash and cash equivalents	267	80
Receivables from affiliates	27,801	17,766
Other assets	2,663	4,152

	$116,307	$108,911

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$44,354	$61,546
Liabilities related to assets held for sale	25,152	—
Other liabilities	2,057	1,921

	71,563	63,467
Commitments and contingencies	—	—
Minority interest	677	605
Stockholders’ equity:
Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 4,162,774 and 4,168,035 shares in 2007 and in 2006, respectively.	42	42
Treasury stock	(37)	—
Paid-in capital	61,955	61,955
Accumulated deficit	(17,893)	(17,158)

	44,067	44,839

	$116,307	$108,911

The notes are an integal part of the financial statements

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Property revenue
Rents and other property revenues	$2,298	$2,034	$1,424

Operating expenses:
Property operations	1,861	1,476	824
Depreciation	348	303	246
General and administrative	759	472	642
Advisory fees	1,034	496	738

Total operating expenses	4,002	2,747	2,450

Operating income (loss)	(1,704)	(713)	(1,026)

Other income (expense):
Interest income	4,735	3,395	4,135
Mortgage and loan interest	(3,768)	(3,375)	(2,005)
Net income fee		(9)	(109)

Total other income	967	11	2,021
Income (loss) before gain on land sales, equity in earnings of investees and minority interest	(737)	(702)	995
Minority interests	(72)	(92)	(38)
Equity in earnings (loss) of investees	17	(33)	(57)
Income tax benefit	20	350	167

Net income (loss) from continuing operations	(772)	(477)	1,067
Discontinued operations	57	999	477
Income tax expense	(20)	(350)	(167)

Net income from discontinued operations	37	649	310

Net income applicable to common shares	$(735)	$172	$1,377

Earnings per share
Net income (loss) from continuing operations	(0.19)	(0.11)	0.26
Net income from discontinued operations	0.01	0.15	0.07

Net income applicable to common shares	$(0.18)	$0.04	$0.33

Weighted average Common shares used in computing earnings per share	4,168,035	4,168,035	4,168,035

The notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(dollars in thousands)
Balance, January 1, 2005	4,168,035	$42	—	$—	$61,955	$(18,707)	$43,290
Net income	—	—	—	—	—	1,377	1,377

Balance, December 31, 2005	4,168,035	42			61,955	(17,330)	44,667
Net Income	—	—	—	—	—	172	172

Balance, December 31, 2006	4,168,035	42	—	—	61,955	(17,158)	44,839
Net Loss						(735)	(735)
Repurchase of common stock	—	—	4,860	(37)	—	—	(37)

Balance, December 31, 2007	4,168,035	$42	$4,860	$(37)	$61,955	$(17,893)	$44,067

The notes are an integral part of the financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash Flows From Operating Activities
Net income (loss) applicable to common shareholders	$(735)	$172	$1,377
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities
Depreciation and amortization	793	989	1,042
Equity in (income) loss of partnerships	(17)	32	57
(Increase) decrease in assets
Accrued interest receivable	1,354	(390)	(1,319)
Other assets	1,489	(1,001)	168
Increase (decrease) in liabilities
Accrued interest payable	240	201	—
Minority interests	72	92	38
Other liabilities	136	721	(179)

Net cash provided by (used in) operating activities	3,332	816	1,184

Cash Flows From Investing Activities
Real estate improvements	—	(275)	—
Notes receivable funded	—	—	(7,000)
Additions to fixed assets	(26)	—	(95)
Payments from (to) advisors and affiliates	(9,413)	(19,663)	(2,840)

Net cash provided by (used in) investing activities	(9,439)	(19,938)	(9,935)

Cash Flows From Financing Activities
Proceeds from notes payable	14,579	33,802	15,787
Payments on notes payable	(7,884)	(14,801)	(7,539)
Deferred borrowing costs	—	—	(170)
Repurchase of treasury stock	(37)	—	—
Financing fees paid	(364)	—	—
Sale of investments		—	475

Net cash provided by (used in) financing activities of continuing operations	6,294	19,001	8,553

Net increase (decrease) in cash and cash equivalents	187	(121)	(198)
Cash and cash equivalents, beginning of year	80	201	399

Cash and cash equivalents, end of year	$267	$80	$201

Supplemental disclosure of noncash investing and financing activities
Encino Notes	$—	$36,342	$—
Travelers Land	—	(24,574)	—
Falcon Point	—	1,500	—
Deferred borrowing costs	—	(652)	—
One Hickory Center	—	(11,973)	—
Deferred capital gains	—	(144)	—
Convert accrued interest to increased principal	—	(499)	—
Cash paid for interest expense	5,489	2,560	—
Cash paid for income taxes	—	—	—

The notes are an integral part of the financial statements

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

Certain balances in the 2006 and 2005 presentation have been reclassified to conform to the 2007 presentation.

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

Recent Accounting Pronouncements    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments.    The following assumptions were used in estimating the fair value of notes receivable and payable. For notes receivable the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For notes payable, the fair value was estimated using yearend interest rates for mortgages with similar terms and maturities.

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

NOTE 2.	REAL ESTATE

At December 31, 2007 and 2006 real estate holdings consisted of the following:

	2007	2006
	(dollars in thousands)
Apartments	$3,643	$24,324
Office Building	3,651	3,636
Shopping Center	3,969	3,963
Industrial Warehouse	4,072	4,070
Unimproved Land	27,692	27,689
	43,027	63,682
Accumulated Depreciation	(2,456)	(5,061)

	$40,571	$58,621

Real Estate Held for Sale	20,431	—
Accumulated Depreciation	(3,399)	—

	$17,032	$—

In 2006, Encino Executive Plaza, Ltd. transferred One Hickory Center back to IORI in satisfaction of an $11.9 million note held by IORI. IORI simultaneously transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million which was secured by One Hickory Center.

We purchased one property in 2006 for $3.3 million and acquired undeveloped land in satisfaction of notes aggregating $24.4 million. IORI acquired four properties for a total of $21.0 million in 2005.

Concentration of investment risk.    IORI has a high concentration of investment risk on properties in the Southwest region of the United States, Texas. This risk includes, but is not limited to, changes in local economic conditions, changes in real estate and zoning laws, increases in real estate taxes, floods, tornados and other acts of God and other factors beyond the control of management. In the opinion of management, this investment risk is partially mitigated by the diversification of property types in other geographical regions of the United States, management’s review of additional investments, acquisitions in other areas and by insurance.

NOTE 3.	NOTES AND INTEREST RECEIVABLE FROM AFFILIATES

At December 31, 2007 and 2006, the company had seven junior mortgage loans and accrued interest receivable, totaling $20.4 million and $20.7 million respectively, from an affiliate. These loans mature at various

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dates between December 2008 and December 2013 and have stated interest rates ranging from 10-12%. Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross collaterized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. In addition, at December 31, 2007 and 2006, the company had a $7 million note receivable from an affiliate, secured by land and building, payable interest only at 10.45% through maturity in August 2008. See SCHEDULE IV TO THE FINANCIAL STATEMENTS—MORTGAGE LOANS ON REAL ESTATE.

Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and guarantees of the borrower.

NOTE 4.	INVESTMENT IN EQUITY METHOD PARTNERSHIPS

Investments in equity method partnerships consisted of the following:

	2007	2006
Nakash Income Associates (“NIA”)	$415	$415
TCI Eton Square, L.P. (“Eton Square”)	117	100

	$532	$515

IORI owns a 40% general partner interest and TCI owns a 60% general partner interest in NIA.

IORI also owns a 10% limited partner interest in Eton Square, which owned the Eton Square Building in Tulsa, Oklahoma. TCI owns a 90% general partner interest in Eton Square.

Set forth below are summarized unaudited financial data for the partnerships accounted for using the equity method:

	2007	2006
Notes Receivable	$902	$902

Real Estate, net of	14,084	14,443
Accumulated Depreciation ($3,788 in 2007 and $3,190 in 2006)
Other Assets	493	485
Notes Payable	(9,735)	(9,981)
Other Liabilities	(3,669)	(3,841)
Partner’s Capital	(2,075)	$(2,008)

	2007	2006	2005
Rent	$1,835	$1,336	$1,365
Other Income	150	9	156
Interest Expense	(642)	(652)	(739)
Property Operations Expense	(573)	(813)	(775)
Depreciation	(598)	(480)	(475)

Net income (loss)	$172	$(600)	$(468)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IORI’s equity share of:

	2007	2006	2005
Income (loss) before gains on sale of real estate	$17	$(33)	$(57)
Gain on sale of real estate	0	0	0
Net income (loss)	$17	$(33)	$(57)

NOTE 5.	NOTES AND INTEREST PAYABLE

Scheduled notes payable payments at December 31, 2007, are due as follows (in thousands):

2008	56,791
2009	7,047
2010	51
2011	2,405
2012	37
Thereafter	2,506

Total	68,837

Notes payable at December 31, 2007 bear interest at rates ranging from 6.25% to 10.25% and mature between 2008 and 2036. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $58.6 million.

In June 2007, we refinanced with a single lender two notes; the existing $2.0 million mortgage on the Sinclair apartments for a new note of $4.6 million and the existing $4.3 million mortgage on the Meridian apartments for a new note of $10.8 million. We received approximately $7.0 million in cash after paying down the old notes and closing costs. The proceeds from these notes were transferred to the company’s advisor in accordance with the cash management agreement.

NOTE 6.	RELATED PARTY TRANSACTIONS

Included in income are rents from related parties of approximately $307,000, $225,000 and $20,000 for the years 2007, 2006 and 2005 respectively.

On May 12, 2006, IORI acquired 202 acres of unimproved real property known as Travelers land in satisfaction of two notes due from a related party in the aggregate amount of $24.4 million

On May 12, 2006, IORI acquired One Hickory Center in satisfaction of an $11.9 million note due from a related party to IORI. Upon its acquisition, IORI transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million, secured by One Hickory Center.

On March 31, 2006, IORI purchased Falcon Pointe Apartments from SWI for $2.3 million plus the assumption of a $1.5 million mortgage from a third party lender.

On May 12, 2006, Encino Executive Plaza, Ltd. transferred One Hickory Center to IORI in satisfaction of a note in the amount of $11.9 million. Further, on May 12, 2006 IORI transferred One Hickory Center to a

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million, which was secured by One Hickory Center.

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

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI, which has a deposit liability to the Company and is responsible for investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, set quarterly on the first day of each calendar quarter. For 2007, and 2006 IORI earned $1,900,000 and $696,000 in interest, respectively.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of December 31, 2006 and 2007 (amounts in thousands).

	Syntek West, Inc.	TCI
Balance, December 31, 2005	$1,776	$77
Cash from SWI	(4,355)	—
Cash repayments and advances to SWI	22,605	—
Other additions	(3,997)	1,035
Other repayments	625	—

Balance, December 31, 2006	$16,654	$1,112
Cash from SWI	(4,765)	0
Cash repayments and advances to SWI	8,736	0
Other additions	5,335	729

Balance, December 31, 2007	$25,960	$1,841

NOTE 7.	DIVIDENDS

No quarterly dividends were declared or paid since 2007. Management expects to pay no cash dividends in 2008.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.	RENTAL INCOME UNDER OPERATING LEASES

Operations include the leasing of office buildings. The leases thereon expire at various dates through 2012. The following is a schedule of minimum future rental income on non-cancelable operating leases as of December 31, 2007 (amounts in thousands):

2008	$981
2009	540
2010	361
2011	308
2012	132
THEREAFTER	—

$2,322

NOTE 9.	ADVISORY AGREEMENT

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Triad provides property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC. Triad subcontracted to Regis I, which is owned by HRSHLLC, the property-level management and leasing of IORI’s three office buildings and the commercial property owned by Eton Square, until December 2002. Since January 1, 2003, Regis I, which is also owned by HRSHLLC, provided property management services. Regis I was and is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 11. ADVISORY	FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to SWI/Basic Capital Management, Inc. and affiliates (amounts in thousands):

	2007	2006	2005
Fees
Advisory fees	$1,034	$496	$738
Net income	—	9	109
Commission on property sale	—	—	—
Mortgage brokerage and equity refinancing	154	338	36
Property & construction mgt. and leasing commission	—	—	80

	$1,188	$843	$963

NOTE 12.	INCOME TAXES

IORI had a net loss for federal income tax purposes for 2007 and 2006, and net income for federal income tax purposes for 2005. Due to the net loss and the alternative minimum tax credit carry forwards, IORI recorded no provision for income taxes in 2007, 2006 or 2005. IORI’s tax basis in its net assets differs from the amount at

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties.

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (amounts in thousands):

	December 31,
	2007	2006	2005
Accumulated depreciation and amortization	$7,251	$749	$621
Other	79	79	134
Federal benefit of NOL carryforward	922	292
Federal benefit of AMT carryforward	164	164
Deferred tax asset	8,416	1,284	755
Less valuation allowance	(8,416)	(1,284)	(755)

Total deferred tax asset	$—	$—	$—

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets of approximately $8,416,000, $1,284,000 and $755,000 as of December 31, 2007 , 2006 and 2005, respectively.

In 2007, the company generated a taxable loss carryforward of approximately 1,734,000. In 2006, the company generated a taxable loss carryforward of $692,104. These carryforwards, if not used, will expire in 2027 and 2026, respectively. The alternative minimum tax credit balance did not change in 2007 and remains at approximately $164,000. The credit has no expiration date.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (amounts in thousands).

	2007	2006	2005
Federal income tax at statutory rate	—	—	$547
State tax expense	45	90	100
Gain on sale differences	—	—	—
Other	(45)	(90)	(119)
Utilization of net operating loss and minimum tax credit carry forwards	—	—	(518)

Effective income tax rate	0%	0%	0%

NOTE 13. OPERATING	SEGMENTS

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by the type of property in its portfolio. The company’s segments by use of property are; Land, Commercial Properties, Apartments, and other.

Presented below is the operating income of each operating segment (amounts in thousands).

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Land	Commerical Properties	Apartments	Other	Total
2007
Rents	—	1,290	969	39	2,298
Property operating expenses	46	691	1,105	19	1,861
Depreciation	—	230	118	—	348
Interest Expense	2,286	566	128	788	3,768
Interest income	—	—	—	4,735	4,735
General and administrative	—	—	—	759	759
Advisory fees	—	—	—	1,034	1,034
Partnership income (losses)	—	—	—	17	17

Segment Income (loss)	(2,332)	(197)	(382)	2,191	(720)

Real estate improvements	—	24	—	—	24
Total assets	26,598	9,760	5,220	55,759	97,337

	Land	Commerical Properties	Apartments	Other	Total
2006
Rents	—	1,314	720	—	2,034
Property operating expenses	99	732	632	13	1,476
Depreciation	—	214	85	4	303
Interest Expense	1,221	688	127	1,339	3,375
Interest income	—	—	—	3,395	3,395
General and administrative	—	—	—	472	472
Advisory fees	—	—	—	496	496
Partnership income (losses)	—	—	—	(33)	(33)

Segment Income (loss)	(1,320)	(320)	(124)	1,038	(726)

Real estate improvements	—	—	—	—	—
Total assets	28,026	10,041	23,856	45,872	107,795

	Land	Commerical Properties	Apartments	Other	Total
2005
Rents	—	1,424	—	—	1,424
Property operating expenses	—	824	—	—	824
Depreciation	—	246	—	—	246
Interest Expense	1,047	958	—	—	2,005
Interest income	—	—	—	4,135	4,135
General and administrative	—	—	—	642	642
Advisory fees	—	—	—	738	738
Partnership income (losses)	—	—	—	(57)	(57)

Segment Income (loss)	(1,047)	(604)	—	2,698	1,047

Real estate improvements	—	95	—	—	95
Total assets	—	35,885	—	63,230	99,115

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007	2006	2005
Reconciliation to Total Assets
Segment asset	$97,337	$107,795	$99,115
Outstanding intercompany items	1,938	1,116	226
Assets held for sale	17,032	—	—

Total Assets	$116,307	$108,911	$99,341

	2007	2006	2005
Reconciliation to Continuing Operations
Segment operating income (loss)	$(720)	$(726)	$1,047
Tax	20	350	167
Net income fee	—	(9)	(109)
Minoriy interest	(72)	(92)	(38)

Income (loss) from continuing operations	$(772)	$(477)	$1,067

NOTE 14. DISCONTINUED	OPERATIONS

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

For 2007, income (loss) from discontinued operations relates six apartment properties sold subsequent to year-end; Brighton Court, Del Mar Villas, Enclave, Signature Place, Sinclair, and Meridian. The following table summarizes revenue and expense information for these properties sold (amounts in thousands).

	2007	2006	2005
Revenue
Rental	6,273	5,634	5,023
Property operations	3,004	2,805	2,564

	3,269	2,829	2,459
Other
Interest	(2,791)	(1,398)	(1,564)
G&A	24	14	27
Depreciation	(445)	(446)	(445)

	(3,212)	(1,830)	(1,982)

Income (Loss) from Disc Operations	57	999	477
Tax Expense (Benefit)	(20)	(350)	(167)

Net Income	37	649	310

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. QUARTERLY	DATA

The following is a tabulation of quarterly results of operations for the years 2007, 2006, and 2005 (unaudited) (amounts in thousands except per share data).

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
2007
Total Operating Revenues	580	614	630	474
Total Operating Expenses	554	1,403	880	1,165
Operating (loss)/income	26	(789)	(250)	(691)
Other income (expense)	(368)	527	252	556
Loss before gain on real estate sales, minority interest, and equity in earnings	(342)	(262)	2	(135)
Minority interest	(38)	(6)	(18)	(10)
Equity in income (loss) of investees	—	(15)	(9)	41
Income Tax benefit	156	(237)	71	30
Net Income (loss) from continuing operations	(224)	(520)	46	(74)
Net Income (loss) from discontinued operations	290	(441)	132	56
Income (loss applicable to common shares	66	(961)	178	(18)

Basic Earnings per share
Net Income (loss) from continuing operations	(0.05)	(0.13)	0.01	(0.02)
Net Income (loss) from discontinued operations	0.07	(0.10)	0.03	0.01
Net Income (loss) applicable to common shares	0.02	(0.23)	0.04	(0.01)
Weighted Average shares outstanding	4,168,035	4,168,035	4,168,035	4,168,035

2006
Total Operating Revenues	358	532	586	558
Total Operating Expenses	554	801	827	565
Operating (loss)/income	(196)	(269)	(241)	(7)
Other income (expense)	556	35	(178)	(402)
Loss before gain on real estate sales, minority interest, and equity in earnings	360	(234)	(419)	(409)
Minority interest	(14)	(28)	2	(52)
Equity in income (loss) of investees	—	81	29	(143)
Income Tax benefit	86	87	56	121
Net Income (loss) from continuing operations	432	(94)	(332)	(483)
Net Income (loss) from discontinued operations	161	160	103	225
Income (loss applicable to common shares	593	66	(229)	(258)

Basic Earnings per share
Net Income (loss) from continuing operations	0.10	(0.02)	(0.07)	(0.12)
Net Income (loss) from discontinued operations	0.04	0.04	0.02	0.05
Net Income (loss) applicable to common shares	0.14	0.02	(0.05)	(0.07)
Weighted Average shares outstanding	4,168,035	4,168,035	4,168,035	4,168,035

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,

2005
Total Operating Revenues	329	368	409	318
Total Operating Expenses	678	749	737	286
Operating (loss)/income	(349)	(381)	(328)	32
Other income (expense)	584	478	535	424
Loss before gain on real estate sales, minority interest, and equity in earnings	235	97	207	456
Gain on land sales	—	—	—	—
Minority interest	—	—	—	(38)
Equity in income (loss) of investees	(9)	(19)	(17)	(12)
Income Tax benefit	16	74	39	38
Net Income (loss) from continuing operations	242	152	229	444
Net Income (loss) from discontinued operations	30	137	71	72
	—	—	—	—
Income (loss applicable to common shares	272	289	300	516

Basic Earnings per share
Net Income (loss) from continuing operations	0.06	0.04	0.05	0.11
Net Income (loss) from discontinued operations	0.01	0.03	0.02	0.01
Net Income (loss) applicable to common shares	0.07	0.07	0.07	0.12
Weighted Average shares outstanding	4,168,035	4,168,035	4,168,035	4,168,035

NOTE 16. COMMITMENTS,	CONTINGENCIES AND LIQUIDITY

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

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

NOTE 17.	SUBSEQUENT EVENTS

On January 25, 2008, we sold six apartment complexes, all located in Midland, Texas, as described in the table below:

Property	Location	Units/Sq.Ft. /Acres	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Apartments
Brighton Court	Midland, TX	60 Units	5,877	230	2,727	2,862
Del Mar	Midland, TX	92 Units	7,235	4,852	2,614	4,303
Enclave	Midland, TX	68 Units	7,068	4,687	2,765	4,138
Meridian	Midland, TX	230 Units	17,197	5,872	10,800	11,983
Signature Place	Midland, TX	57 Units	5,563	3,210	1,477	3,160
Sinclair Place	Midland, TX	114 Units	6,614	1,805	4,611	4,554

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate and Accumulated Depreciation

December 31, 2007

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition and Improvements	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction
		Land	Building & Improvements		Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Apartments
Brighton Court, Midland, TX	2,727	339	3,051	—	339	3,051	3,390	572	1983
Del Mar, Midland, TX	2,614	324	2,919	—	324	2,919	3,243	547	1983
Enclave, Midland, TX	2,765	324	2,919	—	324	2,919	3,243	547	1983
Falcon Point, Indianapolis, IN	950	129	3,514	—	129	3,514	3,643	216	1968
Meridian, Midland, TX	10,800	1,138	4,533	20	1,138	4,553	5,691	910	1983
Signature Place, Midland, TX	4,611	265	2,388	—	265	2,388	2,653	448	1983
Sinclair Place, Midland, TX	1,477	221	1,990	—	221	1,990	2,211	373	1983
Office Building
2010 Valley View, Farmers Branch, TX	2,151	120	479	3,052	120	3,531	3,651	1,671	1998
Shopping Center
Parkway Center, Dallas, TX	2,665	333	3,556	80	333	3,636	3,969	381	1979
Industrial Warehouse
Eagle Crest, Farmers Branch, TX	2,424	2,129	1,941	2	2,129	1,943	4,072	190	—
Land
Three Hickory Center, Farmers Branch, TX	—	2,836	—	267	2,836	267	3,103	—	—
Travellers Land	28,652	24,589	—	—	24,589	—	24,589	—	—

	$61,836	$32,747	$27,290	$3,421	$32,747	$30,711	$63,458	$5,855

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

	2007	2006	2005
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$63,682	$35,083	$34,988
Additions
Acquisitions and Improvements	26	28,599	95
Deductions
Other	(250)
Real estate held for sale	(20,431)	—	—

Balance at December 31,	$43,027	$63,682	$35,083

Reconciliation of Accumulated Depreciation
Balance at January 1,	$5,061	$4,311	$3,620
Additions
Depreciation	794	750	691
Deductions
Real estate held for sale	(3,399)	—	—

Balance at December 31	$2,456	$5,061	$4,311

SCHEDULE IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans on Real Estate

December 31, 2007

Description	Interest rate	Final Maturity Date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
	(dollars in thousands)
Housing for Seniors of Humble	11.50%	12/27/2009	Excess cash flow	$12,790	$2,000	$2,000	$—
Housing for Seniors of Humble	11.50%	12/27/2009	Excess cash flow	12,790	6,363	6,363	—
Unified Housing of Temple	12.00%	12/26/2013	Excess cash flow	10,126	1,487	1,668	—
HFS of Lewisville	12.00%	12/10/2013	Excess cash flow	15,269	2,437	2,734	—
UHF—Cliffs fo El Dorado	10.00%	9/15/2010	Excess cash flow	10,018	2,990	2,990	—
Unified Housing of Terrell	12.00%	12/18/2008	Excess cash flow	7,402	1,180	1,323	—
Unified Housing of Parkside Crossing	12.00%	12/29/2013	Excess cash flow	11,751	1,539	1,936	—
Centura Land Mortgage	10.45%	8/28/2008	Interest only	—	7,000	7,000	—

				$80,146	$24,996	$26,014	$—

			Interest receivable			1,427
			Allowance			—

						$27,441

SCHEDULE IV

(continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans on Real Estate

December 31, 2007

	2007	2006	2005
	(dollars in thousands)
Balance at January 1	27,777	63,230	$54,911
Additions
New mortgages	—	—	8,319
Conversion of accrued interest to principal	—	—	—
Increase of interest receivable on mortgage loans	—	781	—
Deductions
Amounts paid	(336)	(36,234)	—
Cost of mortgages sold	—	—	—

Balance at December 31	$27,441	$27,777	$63,230

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and interim Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2006. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2007 to ensure that information required to be disclosed in reports that the Company submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP, US”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of a company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorizations and management and directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determine to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2007. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2007, the internal control system over financial reporting met those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

On July 31, 2006, Ken L. Joines, resigned as a director to pursue other opportunities. On August 1, 2006, the members of the Board elected R. Neil Crouch II to fill the vacancy created by Ken L. Joines’ resignation. On February 22, 2007, Ted P. Stokely (a director since April 1990 and Chairman since January 1995) resigned as a Director and Chairman of the Board. On the same date, but effective February 23, 2007, the Board elected R. Neil Crouch IIas Chairman of the Board and Martha C. Stephens as a director to replace Mr. Stokely.

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

David E. Allard, 49

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

Robert A. Jakuszewski, 45

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

R. Neil Crouch II, 55 (Affiliated)

Chairman of the Board of the Company (since February 23, 2007) and a Director of the Company since August 2006. Mr. Crouch is President of Eurenergy Resources Corporation, a Nevada corporation (“ERI”), engaged in the exploration and development of oil, gas and mineral interests since January 2005, which is a subsidiary of SWI. Mr. Crouch is also a Director, Vice President, Secretary and Treasurer of SWI since August 1,

2006. Mr. Crouch was; Executive Vice President and Chief Financial Officer of the Company from September 17, 2004 to December 16, 2005. Mr. Crouch was Corporate Controller (from September 2002 to September 15, 2004) of Apptricity Corporation, a small Dallas, Texas based software development company; prior thereto (from January 1999 to September 2002) he was Corporate Controller of Attenza, Inc., a Dallas, Texas web-based computer self help company. Mr. Crouch has been a Certified Public Accountant since 1981.

Peter L. Larsen, 66

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

Martha C. Stephens, 61 (Affiliated)

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

Board Meetings and Committees

The Board of Directors held nine meetings during 2007. For such year, no incumbent director attended fewer than 89% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.

The Board of Directors had standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines, are Messrs. Allard (Chairman), Larsen and Jakuszewski. Mr. David Allard, a member and the Chairman of the Committee, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All members of the Audit Committee meet the experience requirements of the listing standards of the AMEX. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met eight times in 2007.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). On March 22, 2004, the Board selected the members of the Governance and Nominating Committee for 2004. The Board reappointed the members of the Governance and Nominating Committee on September 16, 2004, again on December 15, 2005, December 2006 and December 11, 2007. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met two times in 2007.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). On March 22, 2004, the Board selected the members of the Compensation Committee for the coming year. The Board reappointed the members of the Compensation Committee on September 16, 2004, again on December 15, 2005, December 2006 and December 11, 2007. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of management and the Company. The Compensation Committee met two times in 2007.

The members of the Board of Directors (each of whom were elected by the stockholders at the last Annual Meeting of Stockholders held on December 11, 2007), on the date of this report and the Committees of the Board on which they serve, are identified below:

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

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence in March 2007. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between directors or their affiliates and members of the Company’s senior management or their affiliates. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Allard, Jakuszewski and Larsen are each independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are Daniel J. Moos, President and Chief Operating Officer (effective April 2007); Alfred Crozier, Executive Vice President-Residential Construction; Louis J. Corna, Executive Vice President-General Counsel/Tax Counsel and Secretary; and Gene S. Bertcher, Executive Vice President and Interim Chief Financial Officer. Messrs. Crouch, Crozier and Corna are employed by Prime. Mr. Bertcher is employed by CabelTel International Corporation (“CIC”). None of the executive officers receive any direct remuneration from the Company, nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, BCM, SWI, other affiliated entities and CIC, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Daniel J. Moos, 57

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

Gene S. Bertcher, 59

Effective February 25, 2008, the Board of Directors of the Company appointed Gene S. Bertcher Executive Vice President and Interim Chief Financial Officer of the Company. Mr. Bertcher is (and will continue to be) President and Chief Financial Officer of CIC, a Nevada corporation which has its common stock listed on the American Stock Exchange LLC, a position he has occupied since November 1, 2004. From January 3, 2003 until November 1, 2004, Mr. Bertcher was also Chief Executive Officer of CIC. He has been a certified public accountant since 1973. Mr. Bertcher has been a director, November 1989 to September 1996 and since June 1999 of CIC. No family relationship exists between Mr. Bertcher and any director or executive officer of the Company.

Effective February 15, 2008, Steven A. Abney resigned as Executive Vice President and Chief Financial Officer of the Company and ceased to be the principal financial and accounting officer of the Company. Mr. Abney held such position since 2005 and had no disagreement with the Company on any matter relating to the Company’s operations, policies or practices and departed as he had accepted employment with an unrelated entity.

Louis J. Corna, 60

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

Alfred Crozier, 55

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

Additionally, if management were to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of SWI is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below under Property Management, the Company has hired Triad Realty Services, LP. (“Triad”), an affiliate of Prime, to provide management for the Company’s properties and, as discussed below, under “Real Estate Brokerage”, the Company has engaged Regis Realty I LLC (“Regis I”), a related party, on a non-exclusive basis to provide brokerage services for the Company. SWI may assign the Advisory Agreement only with the prior consent of the Company.

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

The directors and principal officers of SWI are set forth below:

Name	Officer(s)
Gene E. Phillips	Director, Chairman, President and Chief Executive Officer
R. Neil Crouch II	Director, Vice President, Treasurer and Secretary

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Triad is Prime Income Asset Management, Inc. (“PIAMI”). The limited partner of Triad is HRS Holdings LLC (“HRSHLLC”), a related party. Triad subcontracts the property-level management and leasing of five of the Company’s commercial properties to Regis I, a related party, which is a company owned by HRSHLLC. Regis I also received property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

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

The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers (who are also officers of ARI and TCI), are employees of Prime or CIC and are compensated by Prime or CIC. Most of such executive officers perform a variety of services for Prime, and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor or to which it subcontracts. SWI has an arrangement with Prime in which SWI pays out of fees paid to it by the Company, but no allocation of those payments is available to the Company.

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

During 2007, $66,054 was paid to the non-employee directors in total directors’ fees for all services, including the annual fee for service during the period from January 1, 2007 through December 31, 2007. Those fees received by directors were Ted P. Stokely $8,250 (who resigned February 22, 2007), David E. Allard $17,250, Robert A. Jakuszewski $17,250, Peter L. Larsen $16,750 and Martha C. Stephens $12,804.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 24, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**
Syntek West, Inc. 1755 Wittington Place, Suite 340 Dallas, Texas 75234	2,382,669	(a)	57.17%

Syntex Acquisition Corp(a) 1755 Wittington Place, Suite 340 Dallas, Texas 75234	2,382,669		57.17%

Transcontinental Realty Investors, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	1,037,184		24.88%

(a)	Syntek Acquisition Corp. a Nevada Corporation (“SAC”) is wholly owned by SWI.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company as of the close of business on March 20, 2008:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**
David E. Allard	-0-		—
Gene S. Bertcher	-0-		—
R. Neil Crouch II	2,382,669	(2)	57.17%
Alfred Crozier	1,037,184	(1)	24.88%
Henry A. Butler	1,037,184	(1)	24.88%
Louis J. Corna	1,037,184	(1)	24.88%
Sharon Hunt	1,037,184	(1)	24.88%
Robert A. Jakuszewski	1,037,184	(1)	24.88%
Peter L. Larsen	-0-		—
Ted R. Munselle	1,037,184	(1)	24.88%
Gene E. Phillips	2,382,669	(2)	57.17%
Ted P. Stokely	1,037,184	(1)	24.88%
All directors and executive officers as a group (twelve people) (2)	3,419,853	(1)	82.05%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,035 shares of Common Stock outstanding at March 20, 2008.
(1)	Includes 1,037,184 shares owned by TCI, of which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of the current directors (Messrs. Butler, Munselle, Stokely and Jakuszewski and Ms. Hunt) and executive officers (Messrs. Crozier and Corna) of TCI disclaim beneficial ownership of such shares.

(2)	Includes 2,382,669 shares owned by SAC and beneficially owned by SWI, of which the directors and executive officers of SAC and SWI (Messrs. Crouch and Phillips) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of SAC and SWI.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

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

Messrs. Daniel J. Moos and Louis J. Corna, and Alfred Crozier are employed by Prime, the sole member of which is PIAMI, a Nevada corporation owned by Realty Advisors, Inc. (80%) and SWI (20%). Messrs. Corna and Crozier are executive officers of the Company, also serve as executive officers of ARI and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Mr. Crouch is an officer and director of SWI and owes fiduciary duties to SWI. Mr. Stokely (Chairman of the Board and a director of the Company until February 22, 2007) is the General Manager of Unified Housing Foundation, Inc. (“UHF”), and owes duties to this entity as well as to the Company. Messrs. Jakuszewski and Stokely serve as directors of ARI, and TCI and owe fiduciary duties to TCI and ARI as well as the Company, under applicable law.

Mr. Bertcher is an officer, director and employee of CIC and also serves as an officer (Interim) of ARL and TCI. As such, he owes fiduciary duties to those entities as well as the Company under applicable law.

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

On March 31, 2006, IORI acquired Falcon Point Apartments from SWI for $2,250,000 in cash and the assumption of a $1,500,000 note. On May 12, 2006, IORI transferred One Hickory Center to a subsidiary of TCI (a related party) in satisfaction of IORI’s debt of $11.9 million, secured by One Hickory Center.

On August 22, 2005, IORI purchased 10.08 acres of land, located in Dallas County, Texas, from TCI (a related party) for $13 million. The purchase price was paid with cash of $7 million and the conveyance, to the seller, of $6 million in notes receivable held by IORI. The cash was obtained from financing the land acquired in the transaction. The agreement includes a put option whereby for the period of fifteen months after the closing IORI has the right to resell the property to the seller for a price of $13 million plus a preferred return of 9% per annum accruing from the closing date. Due to the related party nature of the transaction, including the likelihood that IORI will exercise its put option; this transaction has been treated as a financing transaction. IORI continues to carry the $6 million of notes as a receivable and has recorded the $7 million as a receivable from TCI. TCI pays IORI interest in an amount equal to what IORI pays for its loan on the property.

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

In 2007, the Company paid SWI and its affiliates and related parties $1.0 million in advisory fees, and $154,000 in mortgage brokerage and equity refinancing fees. In addition, from time to time, the Company has made advances to SWI, which generally have not had specific repayment terms, did not bear interest until July 1, 2005, and have been reflected in the Company’s financial statements as receivables from or payables to affiliates. At December 31, 2007, the Company was owed $23.9 million from SWI. Effective July 1, 2005, such advances bear interest at 1% above the prime rate. During 2007, the Company received interest of $1.9 million.

Restrictions on Related Party Transactions

Article Fourteen of the Company’s Articles of Incorporation provides that the Company shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of the Company, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Company’s Board of Directors or the appropriate committee thereof and (b) the Company’s Board of Directors or appropriate committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of the Company entitled to vote thereon. Article Fourteen defines an “Independent Director” as one who is neither an officer nor an employee of the Company, nor a director, officer or employee of the Company’s advisor.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2007 and 2006 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

Type of Fees	2007	2006
Audit Fees	$59,278	$55,755
Audit-Related Fees	—	—
Tax Fees	3,268	2,500
All other Fees	—	—

Total Fees:	$62,546	$58,255

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

Pre-Approval Policy for Audit and Non-Audit Services

Under the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the rules of the SEC, the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SOX Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SOX Act, the SEC issued rules specifying the types of services that an independent auditor may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a written pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to approving non-prohibited services, the policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2007 and 2006

•	Consolidated Statements of Operations—years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows—years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

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

14.1		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	*	Subsidiaries of the Registrant

31.1	*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

By:	/s/ GENE S. BERTCHER
Gene S. Bertcher, Executive Vice President and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. NEIL CROUCH II R. Neil Crouch II	Chairman of the Board and Director	March 31, 2008

/s/ DAVID E. ALLARD David E. Allard	Director	March 31, 2008

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2008

/s/ PETER L. LARSEN Peter L. Larsen	Director	March 31, 2008

/s/ MARTHA C. STEPHENS Martha C. Stephens	Director	March 31, 2008

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Operating Officer (Principal Executive Officer)	March 31, 2008