Form 10-Q
period 2008-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2008-05-15
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting company. See definitions of “Large accelerated filer,” “accelerated filer”, “Non-accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,162,574
(Class)	(Outstanding at April 30, 2008)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Assets
Real estate held for investment	$43,027	$43,027
Less—accumulated depreciation	(2,544)	(2,456)

	40,483	40,571

Real estate held for sale	—	17,032

Notes and interest receivable from affiliates	27,441	27,441
Investment in real estate partnerships	110	532
Cash and cash equivalents	101	267
Receivables from affiliates	43,882	27,801
Other assets	1,177	2,663

	$113,194	$116,307

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$44,439	$44,354
Liabilities related to assets held for sale	—	25,152
Other liabilities (including $1,888 in 2008 and $0 in 2007 from affiliates and related parties)	4,723	2,057

	49,162	71,563

Commitments and contingencies	—	—

Minority interest	—	677

Stockholders’ equity:
Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 4,162,774 and 4,162,774 shares at 2008 and 2007, respectively.	42	42
Treasury stock	(37)	(37)
Paid-in capital	61,955	61,955
Accumulated earnings (deficit)	2,072	(17,893)

	64,032	44,067

	$113,194	$116,307

The notes are an integral part of the consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31
	2008	2007
	(dollars in thousands)
Property revenue
Rents and other property revenues	$556	$579
Operating expenses:
Property operations	1,053	496
Depreciation	88	87
General and administrative	115	135
Advisory fee to affiliate	227	211

Total operating expenses	1,483	929

Operating income (loss)	(927)	(350)

Other income (expense):
Interest income (including $698 in 2008 and $514 in 2007 from affiliates and related parties)	698	1,099
Mortgage and loan interest	(904)	(836)
Net income fee	—	(5)

Total other income	(206)	258

Income (loss) before gain on land sales, equity in earnings of investees and minority interest	(1,133)	(92)
Minority interests	—	(38)
Income tax benefit	7,384	69

Net income (loss) from continuing operations	6,251	(61)

Discontinued operations	21,098	196
Income tax expense	(7,384)	(69)

Net income from discontinued operations	13,714	127

Net income applicable to common shares	$19,965	$66

Earnings per share
Net income (loss) from continuing operations	1.50	(0.01)
Net income from discontinued operations	3.29	0.03

Net income applicable to common shares	$4.79	$0.02

Weighted average Common shares used in computing earnings per share	4,162,774	4,167,635

The notes are an integral part of the consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008

(dollars in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	4,168,035	$42	5,261	$(37)	$61,955	$(17,893)	$44,067
Net Income						19,965	19,965

Balance, March 31, 2008	4,168,035	$42	5,261	$(37)	$61,955	$2,072	$64,032

The notes are an integral part of the consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash Flows From Operating Activities
Net income applicable to common shareholders	$19,965	$66
Adjustments to reconcile net income applicable to common shares to net cash used in operating activities
Gain on sale of income producing properties	(29,367)	—
Depreciation and amortization	88	283
(Increase) decrease in assets
Accrued interest receivable	—	(481)
Other assets	1,486	487
Increase (decrease) in liabilities
Accrued interest payable	—	50
Minority interests	(677)	37
Other liabilities	2,666	(1,087)

Net cash used in operating activities of continuing operations	(5,839)	(645)

Cash Flows From Investing Activities
Proceeds from sale of real estate	46,399	—
Advances/deposits from (to) advisors and affiliates	(16,081)	714

Net cash provided by investing activities	30,318	714

Cash Flows From Financing Activities
Payments on notes payable	(25,067)	(84)
Sale of investments	422	—

Net cash (used in) financing activities of continuing operations	(24,645)	(84)

Net decrease in cash and cash equivalents	(166)	(15)
Cash and cash equivalents, beginning of year	267	80

Cash and cash equivalents, end of year	$101	$65

Supplemental disclosure of noncash investing and financing activities

Cash paid for interest expense	3,461	1,284
Cash paid for income taxes	—	—

The notes are an intregal part of the consolidated financial statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Income Opportunity Realty Investors, Inc. (“IORI”, “we”, “us”, “our” or “the Company”) a Nevada corporation, is the successor to a California business trust organized on December 14, 1984. Syntek West, Inc. (SWI) owns approximately 54% of the outstanding shares of IORI. SWI is also our contractual advisor. We are an externally advised and managed real estate investment company. We have no employees.

Properties

At March 31, 2008, the Company owned or had interests in a portfolio of four properties; one apartment complex, and three commercial buildings consisting of an office building, a shopping center, and an a Warehouse. The commercial properties have an aggregate 202,000 square feet of leasable space.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2007.

Dollar amounts in tables are in thousands, except per share amounts.

Certain balances from 2007 have been reclassified to conform to the 2008 presentation.

Newly issued accounting standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” , effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.

NOTE 2 REAL ESTATE ACTIVITY

On January 25, 2008 we sold six apartment complexes which were all located in Midland, Texas in a single transaction. We sold the properties for an aggregate sales price of $50.0 million, receiving $20.7 million in cash after paying off $25.1 million in existing debt. We recorded a $29.4 million gain on sale as follows:

Property	Location	Number of Units	Sales price	Net Cash Received	Debt Discharged	Gain on Sale
Brighton Court	Midland, TX	60 Units	$5,886	$230	$2,727	$2,862
Del Mar	Midland, TX	92 Units	7,235	4,852	2,613	4,303
Enclave	Midland, TX	68 Units	7,068	4,687	2,765	4,138
Meridian	Midland, TX	230 Units	17,197	5,872	10,800	10,350
Signature Place	Midland, TX	57 Units	5,563	3,210	1,477	3,160
Sinclair Place	Midland, TX	114 Units	6,614	1,805	4,611	4,554

			$49,563	$20,656	$24,993	$29,367

NOTE 3. DISCONTINUED OPERATIONS

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

During the three months ended March 31, 2008, the Company sold the following properties which were all located in Midland, Texas:

•	Brighton Court, a 60 unit apartment complex.

•	Del Mar, a 92 unit apartment complex.

•	Enclave, a 68 unit apartment complex.

•	Meridian, a 230 unit apartment complex.

•	Signature Place, a 57 unit apartment complex.

•	Sinclair Place, a 114 unit apartment complex.

The following table summarizes income from discontinued operations and the related realized gains on sales of real estate from discontinued operations for the three months ended March 31, 2008.

	For the Three Months Ended March 31,
	2008	2007
Revenue
Rental	$586	$1,509
Property operations	427	610

	159	899
Expenses
Interest	(2,517)	(584)
G&A	(1,002)	(8)
Depreciation	—	(111)

	(3,519)	(703)

Net loss from discontinued operations before gains on sale of real estate	(3,360)	196
Gain on sale of discontinued operations	29,367	—
Net Sales fee to affiliate	(4,909)

Income (loss) from discontinued operations	21,098	196
Tax benefit	(7,384)	(69)

Income (loss) from discontinued operations	$13,714	$127

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2008 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 4. NOTES AND INTEREST RECEIVABLE

The notes receivables consists of eight notes aggregating $26.0 million. The notes accrue interest at 10.0% to 12.0% with maturity dates ranging from December 2008 to December 2013. The notes are primarily excess cash flow notes.

Borrower	Maturity	Principal Balance	Interest Rate
Housing for Seniors of Humble, LLC	12/27/09	$2,000	11.50%
Housing for Seniors of Humble, LLC	12/27/09	6,363	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,734	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,668	12.00%
Unified Housing Foundation, Inc.	09/15/10	2,990	10.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	1,936	12.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/08	1,323	12.00%
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc - a related party)	08/22/08	7,000	Prime + 2%
Accrued Interest		1,427

		$27,441

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of March 31, 2008;

Project	Maturity	Principal Balance
Falcon Point *	08/31/08	$950
2010 Valley View	10/03/08	2,131
Eagle Crest	11/01/11	2,419
Parkway Center	06/01/36	2,659
Centura Land	08/28/08	7,000
Travelers Land *	08/10/08	28,652
Accrued Interest		628

		$44,439

*	Variable rate

NOTE 6 ADVISORY AGREEMENT

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

SWI also receives a Net Income Fee calculated as 7.5% of IORI’s net income.

	For Three Months Ended March 31
Revenue, fees, interest on cash advances and cost reimbursements to SWI	2008	2007
Advisory fees to SWI	$227	$211

Net sales fee to SWI	$3,100	$—

Net income fee to SWI	$1,809	$5

Interest income on cash advances to IORI	$(698)	$(335)

NOTE 7. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IORI and its affiliates and related parties have made unsecured advances to each other. In addition, IORI and its affiliates have entered into transactions involving the purchase, sale, and financing of property. The table below reflects the various transactions between IORI, SWI, and TCI.

	SWI	TCI	Total
Balance, December 31, 2007	$25,960	$1,841	$27,801
Cash received	(1,224)	—	(1,224)
Cash payments	19,547	—	19,547
Other additions	927	159	1,086
Other repayments	(3,328)	—	(3,328)

Balance, March 31, 2008	$41,882	$2,000	$43,882

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

Presented below is operating segment information for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Commercial Properties	Apartments	Land	Corporate	Total
3/31/2008
Operating revenue	$325	$231	$—	$—	$556
Operating expenses	358	278	319	98	1,053
Depreciation and amortization	59	29	—	—	88
Mortgage and loan interest	141	22	723	18	904
Interest income	—	—	—	698	698
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(233)	$(98)	$(1,042)	$582	$(791)

Capital expenditures	—	—	—	—	—
Assets	9,803	3,323	25,304	72,535	110,965

Property Sales
Sales price	$—	$49,563	$—	$—	$49,563
Cost of sale	—	20,196	—	—	20,196
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$29,367	$—	$—	$29,367

	Commercial Properties	Apartments	Land	Corporate	Total
3/31/2007
Operating revenue	$336	$243	$—	$—	$579
Operating expenses	167	248	75	6	496
Depreciation and amortization	57	30	—	—	87
Mortgage and loan interest	136	—	700	—	836
Interest income	—	—	—	1,099	1,099
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(24)	$(35)	$(775)	$1,093	$259

Capital expenditures	24	—	—	—	24
Assets	9,760	5,220	26,598	47,345	88,923

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	3/31/2008	3/31/2007
Segment operating income (loss)	$(791)	$259
Other non-segment items of income/(expense)
General and administrative	(115)	(135)
Advisory Fee	(227)	(211)
Net income fee to affiliate	—	(5)
Equity in earnings of investees	—	(38)
Deferred tax	7,384	69
Minority interest	—	—

Income (loss) from continuing operations	$6,251	$(61)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	3/31/2008	3/31/2007
Segment assets	$110,965	$88,923
Investments in real estate partnerships	110	515
Other Assets and Receivables	2,119	1,423
Assets held for sale	—	17,032

Total assets	$113,194	$107,893

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

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

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	Meeting debt service requirements including balloon payments;

•	Funding normal recurring expenses;

•	Funding capital expenditures; and

•	Funding new property acquisitions.

Cash and equivalents totaled $101,000 and $267,000 at March 31, 2008 and December 31, 2007, respectively. Our primary source of cash is from the refinancing of existing mortgages, rents, receivables, and sale of assets. In 2008, we will refinance debt obligations as they become due and generate excess cash from operations and sale of properties. However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all our obligations as they mature, we may sell income-producing real estate, refinance real estate, and incur additional borrowings secured by real estate to meet our cash requirements. We anticipate that our cash from the sale of properties in the first quarter will be sufficient to meet our liquidity needs.

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statement of cash flows from “ITEM 1—Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented.

Cash and cash equivalents were $101,000 as of the three months ended March 31, 2008 as compared to $65,000 as of the same period ended 2007. During the three month period ended March 31, 2008 our cash used in operating activities was ($5.8 million), cash provided by investing activities was $30.3 million and our cash used in financing activities was ($24.6 million).

Cash used in operating activities of $5.8 million was primarily due to the payment $5.0 million in sales incentive fees which was in addition to our normal operating cash requirements. This fee relates to the sale of the six apartment complexes sold in January.

Cash provided by investing activities of $30.3 million was due to receiving $46.4 million on the sale of six apartment complexes in January 2008. We sold the Brighton, Enclave, Delmar, Sinclair, Meridian, and Signature apartments. The excess cash of $16.1, after paying down our existing notes on those properties, closing cost and other operating expenses, was transferred to our advisor per the cash management agreement. Effective June 2005 the advisory agreement was amended to provide that we would receive or pay interest to or from the advisor for funds loaned to or borrowed from the advisor. The interest rate on the transfers is 1% plus prime.

Cash used in financing activities was $24.6 million. The majority of this was used to pay down $25.1 million of existing mortgages on the six properties that were sold in January.

We did not pay quarterly dividends in 2008 or 2007.

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

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2008 and 2007. The following summary discussion is based on the consolidated statements of operations from “ITEM 1” and is not meant to be an all inclusive discussion of the changes in our net income applicable to common shareholders.

Our net income applicable to common shares was $20.0 million which includes income from discontinued operations of $13.7 million for the three months ended March 31, 2008, as compared to net income applicable to common shares of $66,000 which includes income from discontinued operations of $127,000 for the same period ended 2007.

Rents and other property revenues were $556,000 for the three months ended March 31, 2008 as compared to $579,000 for the same period ended 2007, a decrease of $23,000. This is relatively consistent and comparable to prior year as there have been no significant changes within our same property portfolio.

Property operations expenses were $1.1 million for the three months ended March 31, 2008 as compared to $496,000 for the same period ended 2007, an increase of $557,000 this is primarily due to writing off $500,000 in our investment in Nakash Income Associates.

Interest income was $698,000 for the three months ended March 31, 2008 as compared to $1.1 million for the same period ended 2007. In 2008, the Company has approximately $27 million of notes receivable from an affiliated entity, Unified Housing Foundation. The terms of the notes provide that interest will only be paid from excess cash flow from the properties. Beginning in 2008, the Company discontinued accruing interest on the notes receivable until cash is received.

Mortgage and loan interest expenses were $904,000 for the three months ended March 31, 2008 as compared to $836,000 for the same period ended 2007, an increase of approximately $68,000. This is relatively consistent with the prior period.

Income from discontinued operations was $13.7 million which includes gain on sale of income producing properties of $29.4 million, offset by mortgage interest expense of $2.5 million, sales incentive fee of $5.0 million and tax expense of $7.4 million for the three months ended March 31, 2008 as compared to $127,000 which includes interest expense of $584,000, and tax expense of $69,000 for the three months ended 2007. Discontinued operations included 6 apartment complexes that were all sold in January 2008.

	For the Three Months Ended March 31,
	2008	2007
Revenue
Rental	$586	$1,509
Property operations	427	610

	159	899
Expenses
Interest	(2,517)	(584)
G&A	(1,002)	(8)
Depreciation	—	(111)

	(3,519)	(703)

Net loss from discontinued operations before gains on sale of real estate	(3,360)	196
Gain on sale of discontinued operations	29,367	—
Net Sales fee to affiliate	(4,909)

Income (loss) from discontinued operations	21,098	196
Tax expense	(7,384)	(69)

Income (loss) from discontinued operations	$13,714	$127

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

Income Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI has alternative minimum tax credit carryforwards available for 2008 and has a loss for federal income tax purposes for the first three months of 2008; therefore, it recorded no provision for income taxes.

At March 31, 2008, IORI had a net deferred tax asset of approximately $3.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At March 31, 2008 IORI’s exposure to a change in interest rates on its debt was as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$7,950,000	7.37%	$79,500

Total decrease in IORI’s annual net income			79,500

Per share			$.02

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Income Opportunity Realty Investors, Inc. did not repurchase shares of its equity securities. The following table sets forth a summary for the quarter indicating the repurchases made and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of December 31, 2007			810,072	89,928
January 1-31, 2008	—	—	810,072	89,928
February 1-28, 2008	—	—	810,072	89,928
March 1-31, 2008	—	—	810,072	89,928
Total	—

(a)	On June 23, 2000, the IORI Board of Directors approved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2003).

31.1*	Certification by President and Chief Operating Officer and Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Executive Vice President and Interim Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 15, 2008	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Interim Chief Financial Officer