Form 10-Q
period 2008-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2008-08-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “Large accelerated filer,” “Accelerated filer”, and “Smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if smaller reporting company)	Smaller reporting company	☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,162,574
(Class)	(Outstanding at July 31, 2008)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Assets

Real estate held for investment	$39,514	$43,027
Less accumulated depreciation	(2,373)	(2,456)

	37,141	40,571

Real estate held for sale	—	17,032

Notes and interest receivable from affiliates	28,000	27,441
Investment in real estate partnerships	99	532
Cash and cash equivalents	392	267
Receivables from affiliates	42,279	27,801
Other assets	4,258	2,663

	$112,169	$116,307

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable	$43,423	$44,354
Liabilities related to assets held for sale	975	25,152
Other liabilities	3,869	2,057

	48,267	71,563

Commitments and contingencies	—	—

Minority interest	—	677

Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 4,162,574 and 4,162,774 shares at 2008 and 2007, respectively.	42	42
Treasury stock	(39)	(37)
Paid-in capital	61,955	61,955
Accumulated earnings (deficit)	1,944	(17,893)

	63,902	44,067

	$112,169	$116,307

The notes are an integral part of the consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Property revenue
Rents and other property revenues	$304	$363	$629	$699

Operating expenses:
Property operations	125	189	900	436
Depreciation	60	57	123	114
General and administrative	169	168	414	283
Advisory fee to affiliate	222	367	449	578

Total operating expenses	576	781	1,886	1,411

Operating income (loss)	(272)	(418)	(1,257)	(712)

Other income (expense):
Interest income (including $836 and $80 for the three months ended, $1,534 and $1,179 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	836	1,247	1,534	2,215
Other income	230	—	230	—
Mortgage and loan interest	(981)	(1,040)	(1,863)	(1,995)
Net income fee	182	—	182	(5)

Total other income	267	207	83	215

Income (loss) before gain on land sales, equity in earnings of investees and minority interest	(5)	(211)	(1,174)	(497)
Minority interests	—	(6)	—	(44)
Equity in investees	(432)	(15)	(432)	(15)
Income tax (benefit) expense	121	(184)	7,505	(115)

Net income (loss) from continuing operations	(316)	(416)	5,899	(671)

Discontinued operations	309	(719)	21,443	(329)
Income tax (benefit) expense	(121)	184	(7,505)	115

Net income (loss) from discontinued operations	188	(535)	13,938	(214)

Net income (loss) applicable to common shares	$(128)	$(951)	$19,837	$(885)

Earnings per share
Net income (loss) from continuing operations	(0.08)	(0.10)	1.42	(0.16)
Net income (loss) from discontinued operations	0.05	(0.13)	3.35	(0.05)

Net income (loss) applicable to common shares	$(0.03)	$(0.23)	$4.77	$(0.21)

Weighted average common shares used in computing earnings per share	4,162,574	4,166,525	4,162,674	4,166,525

The notes are an integral part of the consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008

(dollars in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2007	4,168,035	$42	5,261	$(37)	$61,955	$(17,893)	$44,067

Purchase of treasury stock			200	(2)			(2)
Net income						19,837	19,837

Balance, June 30, 2008	4,168,035	$42	$5,461	$(39)	$61,955	$1,944	$63,902

The notes are an integral part of the consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash Flows From Operating Activities

Net income applicable to common shareholders	$19,837	$(885)
Adjustments to reconcile net income applicable to common shares to net cash used in operating activities
Gain on sale of income producing properties	(29,789)	—
Loss on equity partnerships	—	—
Change in investment	433
Depreciation and amortization	172	710
(Increase) decrease in assets
Accrued interest receivable	(559)	(848)
Other assets	2,084	850
Increase (decrease) in liabilities
Accrued interest payable	108	(16)
Minority interests	(677)	59
Other liabilities	1,812	(592)

Net cash used in operating activities of continuing operations	(6,579)	(722)

Cash Flows From Investing Activities
Proceeds from sale of real estate	46,399	—
Acquisition of real estate	—	(24)

Net cash (used in) provided by investing activities	46,399	(24)

Cash Flows From Financing Activities
Payments on notes payable	(25,215)	(7,322)
Proceeds from notes payables	—	15,413
Stock buyback	(2)	(23)
Advances from (to) advisors and affiliates	(14,478)	(7,204)
Finance fees paid	—	(161)

Net cash (used in) provided by financing activities of continuing operations	(39,695)	703

Net increase (decrease) in cash and cash equivalents	125	(43)
Cash and cash equivalents, beginning of year	267	80

Cash and cash equivalents, end of year	$392	$37

Supplemental disclosure of noncash investing and financing activities

Cash paid for interest expense	2,120	3,866
Cash paid for income taxes	—	—

The notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Income Opportunity Realty Investors, Inc. (“IORI”, “we”, “us”, “our” or “the Company”) a Nevada corporation, is the successor to a California business trust organized on December 14, 1984. The Company invests in equity interests in real estate through acquisitions, leases and partnerships and in mortgage loans.

The Company is headquartered in Dallas, Texas and its common stock trades on the American Stock Exchange under the symbol “IOT.” Syntek West, Inc. (“SWI”) owns approximately 60% of the Company’s outstanding stock. SWI serves as the Company’s external advisor. We are an externally advised and managed real estate company. We have no employees.

Properties

At June 30, 2008, the Company owned or had interests in a portfolio of four properties: one apartment complex, and three commercial buildings consisting of an office building, a shopping center, and a warehouse. The commercial properties have an aggregate 202,000 square feet of leasable space. The one apartment complex, Falcon Point, which was damaged by a tornado in May 2008, is currently not rentable and is included in discontinued operations.

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

Newly issued accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:

•	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The Company currently does not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159 and has currently not elected to measure any financial instruments or other items (not currently required to be measured at fair value) at fair value.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

On January 25, 2008 we sold six apartment complexes which were located in Midland, Texas in a single transaction. We sold the properties for an aggregate sales price of $50.0 million, receiving $20.7 million in cash after paying off $25.1 million in existing debt. We recorded a $29.4 million gain on sale as follows:

Property	Location	Number of Units	Sales Price	Net Cash Received	Outstanding Debt	Gain on Sale
Brighton Court	Midland, TX	60 Units	$5,886	$230	$2,727	$2,862
Del Mar	Midland, TX	92 Units	7,235	4,852	2,613	4,303
Enclave	Midland, TX	68 Units	7,068	4,687	2,765	4,138
Meridian	Midland, TX	230 Units	17,197	5,872	10,800	10,772
Signature Place	Midland, TX	57 Units	5,563	3,210	1,477	3,160
Sinclair Place	Midland, TX	114 Units	6,614	1,805	4,611	4,554

			$49,563	$20,656	$24,993	$29,789

On May 30, 2008, a tornado struck the Falcon Point apartments, a 218 unit complex, located in Indianapolis, Indiana. The severity of the damage resulted in the condemnation of the property. The transaction has been accounted for in accordance with Financial Accounting Standards Board interpretation No. 30, “Accounting for Involuntary Conversions of Non-monetary Assets to Monetary Assets”. We recorded a receivable of approximately $3.2 million for the anticipated insurance proceeds of which $3.0 million was received subsequent to quarter end. The anticipated proceeds were equivalent to the book value of the asset, and thus no gain or loss was recorded. The severity of the damage resulted in the immediate condemnation of the property. The Company terminated all existing leases and discontinued all operations at the complex. There were no operations at the property for the month of June. The previous five months of operations have been reclassified as discontinued operations. It is our intention to dispose of the property.

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

On January 25, 2008, the Company sold the following properties which were located in Midland, Texas:

•	Brighton Court, a 60 unit apartment complex;

•	Del Mar, a 92 unit apartment complex;

•	Enclave, a 68 unit apartment complex;

•	Meridian, a 230 unit apartment complex;

•	Signature Place, a 57 unit apartment complex; and

•	Sinclair Place, a 114 unit apartment complex.

On May 30, 2008, Falcon Point, a 218 unit apartment complex located in Indianapolis, Indiana was condemned due to damage incurred by a tornado. Since the Company intends to dispose of the property, it has been included in discontinued operations.

The following table summarizes income from discontinued operations from seven properties and the related realized gains on sales of real estate associated with those operations for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Rental	$166	$1,835	$982	$3,570
Property operations	240	909	945	1,769

	(74)	926	37	1,801
Expenses
Interest	(7)	(1,501)	(2,558)	(1,843)
General and administrative	(12)	(3)	(867)	(6)
Depreciation	(20)	(141)	(49)	(281)

	(39)	(1,645)	(3,474)	(2,130)

Net loss from discontinued operations before gains on sale of real estate	(113)	(719)	(3,437)	(329)
Gain on sale of discontinued operations	422	—	29,789	—
Net Sales fee to affiliate	—	—	(4,909)	—

Income (loss) from discontinued operations	309	(719)	21,443	(329)
Tax benefit	(121)	184	(7,505)	115

Income (loss) from discontinued operations	$188	$(535)	$13,938	$(214)

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

NOTE 4. NOTES AND INTEREST RECEIVABLE

The notes receivable consists of eight notes aggregating $28.0 million, including accrued interest. The notes accrue interest at 10.0% to 12.0% with maturity dates ranging from August 2008 to December 2013. The notes are primarily excess cash flow notes.

Borrower	Maturity	Principal Balance	Interest Rate
Housing for Seniors of Humble, LLC	12/27/09	$2,000	11.50%
Housing for Seniors of Humble, LLC	12/27/09	6,363	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,734	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,668	12.00%
Unified Housing Foundation, Inc.	09/15/10	2,990	10.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	1,936	12.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/08	1,323	12.00%
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc—a related party)	08/22/08	7,000	Prime + 2.00%
Accrued Interest		1,986

		$28,000

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of June 30, 2008;

Project	Maturity	Principal Balance
2010 Valley View	10/03/08	$2,111
Accrued Interest		593
Centura Land	08/28/08	7,000
Eagle Crest	11/01/11	2,415
Parkway Center	06/01/36	2,652
Travelers Land *	08/10/08	28,652

		$43,423

*	This mortgage note represents the allocation of a note with an aggregate outstanding balance of $37.3 million as of June 30, 2008. The remaining balance of this note $8.7 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity. As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

NOTE 6. ADVISORY AGREEMENT

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

SWI receives, as compensation for its management and advice, monthly advisory fees based on 0.0625% of IORI’s assets annually as well as specific fees for assisting IORI in obtaining financing and completing acquisitions. If IORI’s operating expenses exceed limits specified in the Advisory Agreement SWI is obligated to refund a portion of the advisory fees.

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

SWI also receives a Net Income Fee calculated as 7.50% of IORI’s net income.

Revenues, fees, interest on cash advances and cost reimbursements to SWI:

	For the Six Months Ended June 30,
	2008	2007
Advisory fee	$449	$417
Net sales fee	3,100
Net income fee	1,627	55
Income on cash advances from IORI	(1,346)	(20)

	$3,830	$452

NOTE 7. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IORI and its affiliates and related parties have made unsecured advances to each other. In addition, IORI and its affiliates have entered into transactions involving the purchase, sale, and financing of property. The table below reflects the various transactions between IORI, SWI, and TCI.

	SWI	TCI	Total
Balance, December 31, 2007	$25,961	$1,841	$27,802
Cash receipts	(2,315)	—	(2,315)
Cash payments	22,720	—	22,720
Other additions	7,800	296	8,096
Other repayments	(14,024)	—	(14,024)

Balance, June 30, 2008	$40,142	$2,137	$42,279

NOTE 8. OPERATING SEGMENTS

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by property type. The Company’s segments are commercial, apartments, land and other. Significant differences between and among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. There are no intersegment revenues and expenses and IORI conducted all of its business within the United States.

Presented below is operating segment information for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

Three Months Ended 6/30/2008	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$304	$—	$—	$—	$304
Operating expenses	155	—	1	(31)	125
Depreciation and amortization	60	—	—	—	60
Mortgage and loan interest	142	—	821	18	981
Interest income	—	—	—	836	836
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(53)	$—	$(822)	$849	$(26)

Capital expenditures	—	—	—	—	—
Assets	13,742	—	23,270	129	37,141

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

Three Months Ended 6/30/2007	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$338	$—	$—	$25	$363
Operating expenses	112	—	75	2	189
Depreciation and amortization	57	—	—	—	57
Mortgage and loan interest	139	—	885	16	1,040
Interest income	—	—	—	1,247	1,247
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$30	$—	$(960)	$1,254	$324

Capital expenditures	24	—	—	—	24
Assets	46,022	11,977	—	—	57,999

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations and Consolidated Balance Sheet:

Three Months Ended	6/30/2008	6/30/2007
Segment operating income (loss)	$(26)	$324
Other non-segment items of income (expense)
General and administrative	(169)	(168)
Advisory fee	(222)	(367)
Net income fee to affiliate	182	—
Other income	230
Equity in earnings of investees	(432)	(15)
Deferred tax	121	(184)
Minority interest	—	(6)

Income (loss) from continuing operations	$(316)	$(416)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

Three Months Ended	6/30/2008	6/30/2007
Segment assets	$37,141	$57,999
Investments in real estate partnerships	99	500
Other assets and receivables	74,929	56,781
Assets held for sale	—	—

Total assets	$112,169	$115,280

Six Months Ended 6/30/2008	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$629	$—	$—	$—	$629
Operating expenses	513	—	320	67	900
Depreciation and amortization	123	—	—	—	123
Mortgage and loan interest	282	—	1,544	37	1,863
Interest income	—	—	—	1,534	1,534
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(289)	$—	$(1,864)	$1,430	$(723)

Capital expenditures	—	—	—	—	—
Assets	13,742	—	23,270	129	37,141

Property Sales
Sales price	$—	$49,563	$—	$—	$49,563
Cost of sale	—	19,774	—	—	19,774
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$29,789	$—	$—	$29,789

Six Months Ended 6/30/2007	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$673	$—	$—	$26	$699
Operating expenses	298	—	150	(12)	436
Depreciation and amortization	114	—	—	—	114
Mortgage and loan interest	281	—	1,350	364	1,995
Interest income	—	—	—	2,215	2,215
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(20)	$—	$(1,500)	$1,889	$369

Capital expenditures	24	—	—	—	24
Assets	46,022	11,977	—	—	57,999

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations and Consolidated Balance Sheet:

Six Months Ended	6/30/2008	6/30/2007
Segment operating income (loss)	$(723)	$369
Other non-segment items of income (expense)
General and administrative	(414)	(283)
Advisory fee	(449)	(583)
Net income fee to affiliate	182	—
Other income	230	—
Equity in earnings of investees	(432)	(15)
Deferred tax	7,505	(115)
Minority interest	—	(44)

Income (loss) from continuing operations	$5,899	$(671)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

Six Months Ended	6/30/2008	6/30/2007
Segment assets	$37,141	$57,999
Investments in real estate partnerships	99	500
Other assets and receivables	74,929	56,781
Assets held for sale	—	—

Total assets	$112,169	$115,280

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation. IORI is also involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

NOTE 10. SUBSEQUENT EVENTS

In July 2008, we received $3.0 million in insurance proceeds related to the tornado damage incurred on the Falcon Point apartments. We used a portion of the proceeds to pay off the existing $950,000 mortgage secured by the property.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K, which investors should review. See additional risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2007, Part II, Item 1A Risk Factors.

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

Real Estate Held for Investment

Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (“SFAS No. 144”), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

We review the carrying values of our properties at least annually or whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property, visits to selected properties in the area and a review of the following: (1) the property’s current rents compared to market rents, (2) the property’s expenses, (3) the property’s maintenance requirements, and (4) the property’s cash flows.

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

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When IORI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS No. 66 guidelines.

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

Cash and equivalents totaled $392,000 and $37,000 at June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, cash used in operating activities was $(6.6) million, cash provided by investing activities was $46.4 million and cash used in financing activities was $(39.7) million.

Cash used in operating activities of $(6.6) million primarily relates to $(4.9) million paid to our advisor for sales fees related to the sale of the Midland, Texas properties. We used an additional $(1.7) million cash in our operating activities related to day to day operations.

Cash provided by investing activities of $46.4 million is from the proceeds on the sale of the Midland, Texas properties. We received $46.4 million from the sale of six properties located in Midland, Texas.

Cash used in financing activities of $(39.7) million is due to the pay off of $(25.2) million on the notes payable related to the sale of the Midland, Texas properties, and the transfer of excess cash of $(14.5)million to our advisor per the advisory agreement.

We did not pay quarterly dividends in 2008 or 2007.

Results of Operations

Our current operations consist of one apartment complex and three commercial buildings which include an office building, a shopping center and a commercial warehouse. The apartment complex, Falcon Point, was reclassified to discontinued operations in May 2008 after the Company’s decision to terminate the operations at the property subsequent to damages incurred from a tornado. The complex is currently non-operational and not generating revenues.

We reported a net income applicable to common shares of $19.8 million or $4.77 per common share for the six months ended June 30, 2008 as compared to a net (loss) applicable to common shares of $(885,000) or $(0.21) per common share for the same period ended 2007. Our net (loss) applicable to common shares for the three months ended June 30, 2008 was $(128,000) or $(0.03) per common share as compared net (loss) applicable to common shares of $(951,000) or $(0.23) per common share for the same period ended 2007.

Results of operations for the three months ended June 30, 2008 as compared to the same period ended 2007;

Property Revenue

Rental and other property revenues decreased by $59,000 for the three months ended June 30, 2008 as compared to the same period ended 2007. The decrease is due an overall decrease in occupancy within our commercial portfolio.

Operating expenses

Property operations expense decreased by $64,000 for the three months ended June 30, 2008 as compared to the same period ended 2007. The decrease is due an overall decrease in occupancy within our commercial portfolio.

Depreciation has remained relatively consistent from period to period. We depreciate our buildings based on useful life of 40 years using the straight line method.

General and administrative expenses were $169,000 for the three months ended June 30, 2008 as compared to $168,000 the same period ended 2007. This is consistent with prior period.

Advisory fees paid to our advisor were based on our net assets. The sale of the Midland, Texas properties on January 25, 2008 significantly decreased our asset base for this calculation. Thus, advisory fees decreased by $145,000 for the three months ended June 30, 2008 as compared to the same period ended 2007.

Other income/expense

Interest income decreased by $411,000 for the three months ended June 30, 2008 as compared to the same period ended 2007. This is primarily due to no longer recording interest income on our notes receivables from Unified Housing Foundation, an affiliated entity. The notes are excess cash flow notes and interest income is recorded when received.

Other income increased by $230,000 for the three months ended June 30, 2008 as compared to the same period ended 2007. The increase is due to a tax refund received in the second quarter of 2008.

Mortgage and loan interest expense decreased by $59,000 for the three months ended June 30, 2008 as compared to the prior period ended 2007. The decrease is due to the continued pay down on our existing mortgage balances.

On a quarterly basis we recalculate the net income fee paid to our advisor. The fee for the first quarter related primarily to the sale of the Midland, Texas properties and was included in discontinued operations. The fee was adjusted for the loss incurred during the three months ended June 30, 2008. This resulted in a recapture of previous fees of $182,000 in the current period.

Equity in investees was a loss of $(432,000) for the three months ended June 30, 2008 as compared to a loss of $(15,000) for the same period ended 2007. This represents our prorata share of the equity on investments in which we own an interest of 20% or more which are not consolidated.

Discontinued operations relates to one apartment complex reclassified to discontinued operations in May 2008 and six apartment complexes sold in January 2008. The results of our discontinued operations for the three months ended June 30, 2008 and 2007 are shown below:

	For the Three Months Ended June 30,
	2008	2007
Revenue
Rental	$166	$1,835
Property operations	240	909

	(74)	926
Expenses
Interest	(7)	(1,501)
General and administrative	(12)	(3)
Depreciation	(20)	(141)

	(39)	(1,645)

Net loss from discontinued operations before gains on sale of real estate	(113)	(719)
Gain on sale of discontinued operations	422	—
Net Sales fee to affiliate	—	—

Income (loss) from discontinued operations	309	(719)
Tax benefit	(121)	184

Income (loss) from discontinued operations	$188	$(535)

Results of operations for the six months ended June 30, 2008 as compared to the same period ended 2007;

Property Revenue

Rental and other property revenues decreased by $70,000 for the six months ended June 30, 2008 as compared to the same period ended 2007. The decrease is due to an overall decrease in occupancy within our commercial portfolio.

Operating expenses

Property operations increased by $464,000 for the six months ended June 30, 2008 as compared to the same period ended 2007. The increase is due to an adjustment to reflect actual real estate taxes paid for 2007. The majority of the increase was from Travelers land in which we recorded a $360,000 adjustment for property taxes. The remaining increase is due to an overall increase in operating costs within our commercial portfolio.

Depreciation has remained relatively consistent from period to period. We depreciate our buildings based on a useful life of 40 years using the straight line method.

General and administrative expenses increased by $131,000 for the six months ended June 30, 2008 as compared to the same period ended 2007. The increase is due to nonrecurring adjustments made during the same period ended 2007.

Advisory fees paid to our advisor are based in part on our net assets. The sale of the Midland, Texas properties on January 25, 2008 significantly decreased our asset base for this calculation. Thus, advisory fees decreased by $129,000 for the six months ended June 30, 2008 as compared to the same period ended 2007.

Other income /expense

Interest income decreased by $681,000 for the six months ended June 30, 2008 as compared to the same period ended 2007. This is primarily due to no longer recording interest income on our notes receivables from Unified Housing Foundation, an affiliated entity. The notes are excess cash flow notes and interest income is recorded when received.

Other income increased by $230,000 for the six months ended June 30, 2008 as compared to the same period ended 2007. The increase is due to a tax refund received in the second quarter of 2008.

Mortgage and loan interest expense decreased by $132,000 for the six month period ended June 30, 2008 as compared to same period ended 2007. The decrease is due to the continued pay down on our existing mortgage balances.

On a quarterly basis we recalculate the net income fee owed to our advisor. The fee for the first quarter related primarily to the sale of the Midland, Texas properties and was included in discontinued operations. The fee was adjusted for the loss incurred during the three months ended June 30, 2008. This resulted in a recapture of previous fees paid of $182,000 in the current period.

Equity in investees was a loss of $(432,000) for the six months ended June 30, 2008 as compared to a loss of $(15,000) for the same period ended 2007. This represents our prorata share of the equity on investments in which we own an interest of 20% or more which are not consolidated.

Discontinued operations relates to one apartment complex reclassified to discontinued operations in May 2008 and six apartment complexes sold in January 2008. The results of our discontinued operations for the six months ended June 30, 2008 and 2007 are shown below:

	For the Six Months Ended June 30,
	2008	2007
Revenue
Rental	$982	$3,570
Property operations	945	1,769

	37	1,801
Expenses
Interest	(2,558)	(1,843)
General and administrative	(867)	(6)
Depreciation	(49)	(281)

	(3,474)	(2,130)

Net loss from discontinued operations before gains on sale of real estate	(3,437)	(329)
Gain on sale of discontinued operations	29,789	—
Net sales fee to affiliate	(4,909)	—

Income (loss) from discontinued operations	21,443	(329)
Tax benefit	(7,505)	115

Income (loss) from discontinued operations	$13,938	$(214)

Related Party Transactions

The Company has historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interest of our company.

Income Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IORI has alternative minimum tax credit carryforwards available for 2008 and has a loss for federal income tax purposes for the first six months of 2008; therefore, it recorded no provision for income taxes.

At June 30, 2008, IORI had a net deferred tax asset of approximately $4.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IORI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2008, IORI’s exposure to a change in interest rates on its debt was as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$7,950,000	7.12%	$79,500

Total decrease in IORI’s annual net income			79,500

Per share			$.02

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent months or from those anticipated. See the discussion in “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. There have been no material changes in our risk factors from those previously disclosed in our 2007 Annual Report on Form 10-K.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended by this Report, Income Opportunity Realty Investors, Inc. repurchased 200 shares of its equity securities. The following table sets forth a summary of the repurchases made during the quarter ended by this Report, and the specified number of shares may yet be purchased under the programs specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)

Period
Balance as of March 31, 2008			810,072	89,928
April 30, 2008	200	$9.00	810,272	89,728
May 31, 2008	—	—	810,272	89,728
June 30, 2008	—	—	810,272	89,728

Total	200

(a)	On June 23, 2000, the IORI Board of Directors appproved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2003).

31.1*	Certification by President and Chief Operating Officer and Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.3*	Certification by Executive Vice President and Chief Accounting Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 14, 2008	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ David R. Fletcher
David R. Fletcher
Executive Vice President and Chief Financial Officer

Date: August 14, 2008	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer