Form 10-Q
period 2008-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2008-11-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,162,574
(Class)	(Outstanding at October 31, 2008)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Assets
Real estate held for investment	$39,371	$43,027
Less - accumulated depreciation	(2,289)	(2,456)

	37,082	40,571

Real estate held for sale	—	17,032

Notes and interest receivable from affiliates	28,528	27,441
Investment in real estate partnerships	98	532
Cash and cash equivalents	38	267
Receivables from affiliates	52,264	27,801
Other assets	851	2,663

	$118,861	$116,307

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$43,983	$44,354
Liabilities related to assets held for sale	—	25,152
Other liabilities	4,583	2,057

	48,566	71,563

Commitments and contingencies	—	—

Minority interest	—	677

Shareholders’ equity:
Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 4,162,574 and 4,162,774 shares at 2008 and 2007, respectively.	42	42
Treasury stock	(39)	(37)
Paid-in capital	61,955	61,955
Accumulated earnings (deficit)	8,337	(17,893)

	70,295	44,067

	$118,861	$116,307

The notes are an integral part of the consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenue:
Rents and other property revenues	$336	$398	$965	$1,077

Expenses:
Property operations	147	132	1,046	569
Depreciation	64	58	182	172
General and administrative	152	103	436	365
Advisory fee to affiliate	218	227	667	805

Total operating expenses	581	520	2,331	1,911

Operating income (loss)	(245)	(122)	(1,366)	(834)

Other income (expense):
Interest income (including $455 and $1,279 for the three months ended, $1,989 and $3,514 for the nine months ended 2008 and 2007 from affiliates and related parties)	622	1,279	2,019	3,494
Other income	—	—	230	—
Mortgage and loan interest	(804)	(1,019)	(2,666)	(3,014)
Involuntary conversion	7,434	—	7,434	—
Net income fee	(1,055)	—	(873)	(5)

Total other income	6,197	260	6,144	475

Income (loss) before gain on land sales, equity in earnings of investees and minority interest	5,952	138	4,778	(359)
Minority interests	—	(18)	—	(62)
Equity in investees	(2)	(9)	(434)	(24)
Income tax benefit (expense)	155	24	7,660	(91)

Net income (loss) from continuing operations	6,105	135	12,004	(536)

Discontinued operations	443	69	21,886	(260)
Income tax benefit (expense)	(155)	(24)	(7,660)	91

Net income (loss) from discontinued operations	288	45	14,226	(169)

Net income (loss) applicable to common shares	$6,393	$180	$26,230	$(705)

Earnings per share:
Net income (loss) from continuing operations	1.47	0.03	2.88	(0.13)
Net income (loss) from discontinued operations	0.07	0.01	3.42	(0.04)

Net income (loss) applicable to common shares	$1.54	$0.04	$6.30	$(0.17)

Weighted average Common shares used in computing earnings per share	4,162,574	4,163,175	4,162,640	4,163,175

The notes are an integral part of the consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008

(dollars in thousands)

(unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	4,168,035	42	5,261	(37)	61,955	(17,893)	44,067

Purchase of treasury stock	—	—	200	(2)	—	—	(2)
Net income						26,230	26,230

Balance, September 30, 2008	4,168,035	$42	5,461	$(39)	$61,955	$8,337	$70,295

The notes are an integral part of the consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Cash Flows From Operating Activities:

Net income (loss) applicable to common shareholders	$26,230	$(705)
Adjustments to reconcile net income applicable to common shares to net cash (used in) operating activities
Gain on sale of income producing properties	(29,789)	—
Loss on equity partnerships	—	—
Impairment of assets	434	—
Depreciation and amortization	231	1,011
(Increase) decrease in assets
Accrued interest receivable	(1,087)	(1,234)
Other assets	5,492	1,407
Increase (decrease) in liabilities
Accrued interest payable	1,018	688
Minority interests	(677)	85
Other liabilities	2,526	(236)

Net cash provided by operating activities of continuing operations	4,378	1,016

Cash Flows From Investing Activities:
Proceeds from sale of real estate	46,399	—
Acquisition of real estate	—	(26)
Advances/deposits from (to) advisors and affiliates	(24,463)	(8,734)

Net cash provided by (used in) investing activities	21,936	(8,760)

Cash Flows From Financing Activities:
Payments on notes payable	(26,541)	(7,377)
Proceeds from notes payables	—	15,413
Stock buyback	(2)	(37)
Finance fees paid	—	(231)
Sale of investments	—	—

Net cash provided by (used in) financing activities of continuing operations	(26,543)	7,768

Net increase (decrease) in cash and cash equivalents	(229)	24
Cash and cash equivalents, beginning of year	267	80

Cash and cash equivalents, end of year	$38	$104

Supplemental disclosure of noncash investing and financing activities:

Cash paid for interest expense	4,631	4,701
Cash paid for income taxes	—	—

The notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Income Opportunity Realty Investors, Inc. (“IOT”, “We”, “Us”, “Our” or “the Company”) a Nevada corporation, is the successor to a California business trust organized on December 14, 1984. The Company invests in equity interests in real estate through acquisitions, leases and partnerships and in mortgage loans.

The Company is headquartered in Dallas, Texas and its common stock trades on the American Stock Exchange under the symbol “IOT.” Syntek West, Inc. (“SWI”), an affiliated entity, owns approximately 60.5% of the Company’s outstanding stock. SWI serves as the Company’s external advisor. We are an externally advised and managed real estate company. We have no employees.

Properties

At September 30, 2008, the Company owned or had interests in a portfolio of four properties consisting of one apartment complex and three commercial buildings. The commercial buildings consist of an office building, a shopping center, and a warehouse. The commercial properties have an aggregate 202,000 square feet of leasable space. The one apartment complex, Falcon Point, was damaged by a tornado in May 2008. The property is not rentable and management has no intentions of making the units rentable. The property’s operations are included in discontinued operations.

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

Newly issued accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:

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

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The adoption of 157 has not had a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159 and has currently not elected to measure any financial instruments or other items (not currently required to be measured at fair value) at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS No. 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for financial statements issued for fiscal years beginning after December 15, 2008, SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

On January 25, 2008, we sold six apartment complexes which were located in Midland, Texas in a single transaction. We sold the properties for an aggregate sales price of $50.0 million, receiving $20.7 million in cash after paying off $25.0 million in existing debt. We recorded a $29.8 million gain on sale as follows:

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

On May 30, 2008, a tornado struck the Falcon Point apartments, a 218 unit complex, located in Indianapolis, Indiana. The severity of the damage resulted in the condemnation of the property. The Company terminated all existing leases and discontinued all operations at the complex. The previous operations at the complex have been reclassified as discontinued operations. In July 2008, we received $3.0 million and in September 2008, we received an additional $7.8 million in insurance proceeds related to the tornado damage incurred on the Falcon Point apartments. The transaction has been accounted for in accordance with Financial Accounting Standards Board interpretation SFAS No. 30, “Accounting for Involuntary Conversions of Non-monetary Assets to Monetary Assets.” In accordance with SFAS No. 30, we recorded a gain on involuntary conversion of $7.4 million. We used a portion of the proceeds to pay off the existing $950,000 mortgage secured by the property. The remaining proceeds were transferred to our advisor in accordance with the advisory agreement.

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

On January 25, 2008, the Company sold the following properties, which were located in Midland, Texas:

•	Brighton Court, a 60 unit apartment complex;

•	Del Mar, a 92 unit apartment complex;

•	Enclave, a 68 unit apartment complex;

•	Meridian, a 230 unit apartment complex;

•	Signature Place, a 57 unit apartment complex; and

•	Sinclair Place, a 114 unit apartment complex.

On May 30, 2008, Falcon Point, a 218 unit apartment complex located in Indianapolis, Indiana was condemned due to damage incurred by a tornado. Since then, all operations at the complex have ceased. Management has no intentions of repairing the damage and is actively marketing the property to sell “As Is.” Thus, the prior operations of the property have been reclassified to discontinued operations.

The following table summarizes income from discontinued operations from seven properties and the related realized gains on sales of real estate associated with those operations for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Rental	$—	$1,835	$982	$5,405
Property operations	269	1,084	1,214	2,853

	(269)	751	(232)	2,552
Expenses
Interest	25	(530)	(2,533)	(2,373)
General & administrative	—	(11)	(867)	(17)
Depreciation	—	(141)	(49)	(422)

	25	(682)	(3,449)	(2,812)

Net income (loss) from discontinued operations before gains on sale of real estate	(244)	69	(3,681)	(260)
Gain on sale of discontinued operations	—	—	29,789	—
Net income/sales fee to affiliate	687	—	(4,222)	—

Income (loss) from discontinued operations	443	69	21,886	(260)
Tax benefit (expense)	(155)	(24)	(7,660)	91

Income (loss) from discontinued operations	$288	$45	$14,226	$(169)

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2008 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operation.

NOTE 4. NOTES AND INTEREST RECEIVABLE

The notes receivable consists of eight notes from affiliated entities, aggregating $28.5 million, including accrued interest. The notes accrue interest at 7.00% to 12.00% with maturity dates ranging from December 2008 to December 2013. The notes are primarily excess cash flow notes.

Borrower	Maturity	Principal Balance	Interest Rate
Housing for Seniors of Humble, LLC	12/27/09	$2,000	11.50%
Housing for Seniors of Humble, LLC	12/27/09	6,363	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,734	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,668	12.00%
Unified Housing Foundation, Inc. (Cliffs of El Dorado)	09/15/10	2,990	10.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	1,323	12.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/08	1,936	12.00%
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc - a related party)	08/10/09	7,000	Prime + 2.00%
Accrued Interest		2,514

		$28,528

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of September 30, 2008:

Project	Maturity	Principal Balance
2010 Valley View	04/03/09	$2,091
Centura Land	08/28/09	7,000
Eagle Crest	11/01/11	2,410
Parkway Center	06/01/36	2,645
Travelers Land *	08/10/09	28,652
Accrued Interest		1,185

		$43,983

*	This mortgage note represents the allocation of a note with an aggregate outstanding balance of $37.3 million as of September 30, 2008. The remaining balance of this note $8.7 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity. As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

NOTE 6. ADVISORY AGREEMENT

The Company has an Advisory Agreement with Syntek West, Inc. (“SWI”), wherein SWI is responsible for the Company’s day-to-day operations. SWI must formulate and submit to IOT’s Board of Directors for approval an annual budget and business plan containing a twelve-month forecast of operations and cash flow with a general plan for asset sales and purchases, borrowing activity and other investments. SWI reports to the Board quarterly on IOT’s performance against the business plan. The Advisory Agreement further places SWI in a fiduciary relationship to IOT’s stockholders and contains a broad standard governing SWI’s liability for any losses incurred by IOT.

SWI receives, as compensation for its management and advice, monthly advisory fees based on 0.0625% of IOT’s assets annually as well as specific fees for assisting IOT in obtaining financing and completing acquisitions. If IOT’s operating expenses exceed limits specified in the Advisory Agreement, SWI is obligated to refund a portion of the advisory fees.

Effective July 1, 2005, the Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI which has a deposit liability to the Company and is responsible for investment of all excess funds, which earn interest at the Wall Street Journal prime rate plus one percent per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The Cash Management Agreement and the Advisory Agreement are automatically renewed each year unless terminated by SWI and IOT.

SWI also receives a Net Income Fee calculated as 7.50% of IOT’s net income.

Revenues, fees, interest on cash advances and cost reimbursements to SWI:

	For the Nine Months Ended September 30,
	2008	2007
Advisory fee	$667	$650
Net sales fee	3,100	155
Net income fee	1,995	—
Income on cash advances from IOT	(1,800)	(1,372)

	$3,962	$(567)

NOTE 7. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IOT and its affiliates and related parties have made unsecured advances to each other. In addition, IOT and its affiliates have entered into transactions involving the purchase, sale, and financing of property. The table below reflects the various transactions between IOT, SWI, and TCI.

	SWI	TCI	Total
Balance, December 31, 2007	$25,961	$1,841	$27,802
Cash receipts	(2,903)	—	(2,903)
Cash payments	22,859	—	22,859
Other additions	18,921	594	19,515
Other repayments	(14,960)	(49)	(15,009)

Balance, September 30, 2008	$49,878	$2,386	$52,264

NOTE 8. OPERATING SEGMENTS

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by property type. The Company’s segments are commercial, apartments, land and other. Significant differences between and among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. There are no intersegment revenues and expenses and IOT conducted all of its business within the United States.

Presented below is operating segment information for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

Three Months Ended 9/30/2008	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$308	$—	$—	$28	$336
Operating expenses	150	—	—	(3)	147
Depreciation and amortization	64	—	—	—	64
Mortgage and loan interest	141	—	646	17	804
Interest income	—	—	—	622	622
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(47)	$—	$(646)	$636	$(57)

Capital expenditures	—	—	—	—	—
Assets	13,812	—	23,270	—	37,082

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

Three Months Ended 9/30/2007	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$384	$—	$—	$14	$398
Operating expenses	180	—	(132)	84	132
Depreciation and amortization	58	—	—	—	58
Mortgage and loan interest	143	—	674	202	1,019
Interest income	—	—	—	1,279	1,279
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$3	$—	$(542)	$1,007	$468

Capital expenditures	24	—	—	—	24
Assets	17,500	—	23,270	—	40,770

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

Three Months Ended	9/30/2008	9/30/2007
Segment operating income (loss)	$(57)	$468
Other non-segment items of income (expense)
General and administrative	(152)	(103)
Advisory fee	(218)	(227)
Net income fee to affiliate	(1,055)	—
Equity in earnings of investees	(2)	(9)
Involuntary conversion	7,434	—
Deferred tax	155	24
Minority interest	—	(18)

Income from continuing operations	$6,105	$135

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

Three Months Ended	9/30/2008	9/30/2007
Segment assets	$37,082	$40,770
Investments in real estate partnerships	98	490
Other assets and receivables	81,681	58,176
Assets held for sale	—	17,032

Total assets	$118,861	$116,468

Nine Months Ended 9/30/2008	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$911	$—	$25	$259	$1,195
Operating expenses	662	—	320	64	1,046
Depreciation and amortization	182	—	—	—	182
Mortgage and loan interest	423	—	2,190	53	2,666
Interest income	—	—	—	2,019	2,019
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(356)	$—	$(2,485)	$2,161	$(680)

Capital expenditures	—	—	—	—	—
Assets	13,812	—	23,270	—	37,082

Property Sales
Sales price	$—	$49,563	$—	$—	$49,563
Cost of sale	—	19,774	—	—	19,774
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$29,789	$—	$—	$29,789

Nine Months Ended 9/30/2007	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$1,037	$—	$—	$40	$1,077
Operating expenses	460	—	18	91	569
Depreciation and amortization	172	—	—	—	172
Mortgage and loan interest	425	—	2,024	565	3,014
Interest income	—	—	—	3,494	3,494
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(20)	$—	$(2,042)	$2,878	$816

Capital expenditures	24	—	—	—	24
Assets	17,500	—	23,270	—	40,770

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

Nine Months Ended	9/30/2008	9/30/2007
Segment operating income (loss)	$(680)	$816
Other non-segment items of income (expense)
General and administrative	(436)	(365)
Advisory fee	(667)	(805)
Net income fee to affiliate	(873)	(5)
Equity in earnings of investees	(434)	(24)
Involuntary conversion	7,434	—
Deferred tax	7,660	(91)
Minority interest	—	(62)

Income(loss) from continuing operations	$12,004	$(536)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

Nine Months Ended	9/30/2008	9/30/2007
Segment assets	$37,082	$40,770
Investments in real estate partnerships	98	490
Other assets and receivables	81,681	58,176
Assets held for sale	—	17,032

Total assets	$118,861	$116,468

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation. IOT is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A Risk Factors in the Company’s Annual Report on Form 10-K, which investors should review. See additional risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2007, Part II, Item 1A Risk Factors.

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

Overview

IOT invests in equity interests in real estate through acquisitions, leases, partnerships and in mortgage loans. IOT is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.

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

We review the carrying values of our properties at least annually or whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property, visits to selected properties in the area and a review of the following: (1) the property’s current rents compared to market rents, (2) the property’s expenses, (3) the property’s maintenance requirements, and (4) the property’s cash flows.

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held-for-sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held-for-sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held-for-sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held-for-sale. In addition, a corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Investments in Equity Investees

IOT may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees. Those investees are accounted for using the equity method. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee’s operating income and any additional investment and decreased by a proportionate share of the investee’s operating losses and distributions received.

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

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When IOT provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS No. 66 guidelines.

Non-Performing Notes Receivable

IOT considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments. Any new note receivable that results from a modification or extension of a note considered non-performing will also be considered non-performing, without regard to the borrower’s adherence to payment terms.

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

Financial position

The following impacted our balance sheet as of September 30, 2008, as compared to our balance sheet as of December 31, 2007:

The sale of six apartment complexes; Brighton Court, Del Mar, Enclave, Meridian, Signature Place, and Sinclair Place in January 2008 for a sales price of $49.6 million, eliminated the balance of our Real estate held for sale and Liabilities related to assets held for sale. In addition, the proceeds from the sale increased our Receivables from affiliates for transfers to our advisor per our advisory agreement.

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statement of cash flows from “Item 1 Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented.

Cash and equivalents totaled $38,000 and $104,000 as of September 30, 2008 and 2007, respectively. At September 30, 2008 cash provided by operating activities was $4.4 million, cash provided by investing activities was $21.9 million, and cash used in financing activities was $(26.5) million.

Cash provided by operating activities increased from the prior period due to receipts on our accounts receivables, including our insurance proceeds. In addition we have extended the payment of our liabilities. These activities have increased our cash from operations by $4.4 million.

Cash flows from investing activities increased primarily due to the cash receipts from the sale of the Midland Odessa properties. We had no sales in the prior period. Our use of cash was primarily due to the transfer of cash to our advisor. Per our cash management agreement, excess cash is transferred to our advisor, an affiliated entity.

Cash flows used in our financing activities increased from the prior period. This is due to paying off the mortgages associated with the sale of the Midland Odessa properties. In addition, we paid off the mortgage on the Falcon Point apartment complex. The prior period activities were from the refinancing of existing debt of $7.4 million with new mortgages of $15.4 million.

We did not pay quarterly dividends in 2008 or 2007.

Results of Operations

Our current operations consist of three commercial buildings, which include an office building, a shopping center and a commercial warehouse. Our discontinued operations consist of seven apartment complexes. Six of these complexes were sold in January and one of the apartments was reclassified to discontinued operations in May 2008 after the Company’s decision to terminate the operations at the property subsequent to damages incurred from a tornado.

The discussion below is not a line by line explanation of the variances within the classifications of our income and expense items. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shares. This discussion should be read in conjunction with our Consolidated Statements of Operations as presented in Part I, Item 1 of this 10-Q.

We reported a net income applicable to common shares of $6.4 million or $1.54 per common share for the three months ended September 30, 2008, as compared net income applicable to common shares of $180,000 or $0.04 per common share for the same period ended 2007. Our net income applicable to common shares for the nine months ended September 30, 2008 was $26.2 million or $6.30 per common share as compared to a net (loss) applicable to common shares of $(705,000) or $(0.17) per common share for the same period ended 2007.

Results of operations for the three months ended September 30, 2008 as compared to the same period ended 2007;

Property Revenue and Operating expenses

Although our revenues and operating expenses from our continued property operations are relatively consistent as compared to the prior period, a decrease in occupancy within the commercial portfolio combined with a slight increase in our overall operating and general and administrative costs caused our overall operating loss to increase as compared to the prior period.

Other Income Expense

Interest income has decreased primarily due to no longer accruing interest income on our notes receivables from Unified Housing Foundation, Inc., an affiliated entity. The notes are cash flow notes and interest income is recorded when received.

Mortgage loan interest expense has decreased primarily due to the mortgages that were paid off with the sale of the six Midland Odessa properties in January of 2008.

Gain on involuntary conversion is due to the receipt of insurance proceeds from the claim filed for the tornado damage incurred on the Falcon Point apartments.

Net income fee expense increased due to the increase in net income as compared to the prior period.

Discontinued Operations

Discontinued operations relate to seven apartment complexes; six which were sold in January of 2008 and one apartment whose operations were discontinued after being damaged by a tornado. The results of these operations are shown below.

	For the Three Months Ended September 30,
	2008	2007
Revenue
Rental	$—	$1,835
Property operations	269	1,084

	(269)	751

Expenses
Interest	25	(530)
General and administrative	—	(11)
Depreciation	—	(141)

	25	(682)

Net income (loss) from discontinued operations before gains on sale of real estate	(244)	69
Net income/sales fee to affiliate	687	—

Income from discontinued operations	443	69
Tax (expense)	(155)	(24)

Income from discontinued operations	$288	$45

Results of operations for the nine months ended September 30, 2008 as compared to the same period ended 2007;

Property Revenue

Our property revenues from continued operations have declined due to a decrease in occupancy within our commercial portfolio.

Operating Expenses

Property operations expense increased due to an adjustment to reflect actual real estate taxes paid. The majority of the increase was from Travelers land in which we recorded a $360,000 adjustment for property taxes. The remaining increase is due to an overall increase in operating costs.

Other Income Expense

Interest income has decreased primarily due to no longer accruing interest income on our notes receivables from Unified Housing Foundation, Inc., an affiliated entity. The notes are cash flow notes and interest income is recorded when received.

The increase in other income is due to a $230,000 tax refund received in the second quarter of 2008.

Mortgage loan interest expense has decreased primarily due to the mortgages that were paid off with the sale of the six Midland Odessa properties in January of 2008.

Gain on involuntary conversion is due to the receipt of insurance proceeds from the claim filed for the tornado damage incurred on the Falcon Point apartments.

Net income fee expense increased due to the increase in net income as compared to the prior period.

Equity in investee’s loss increased from the prior period. This is due to our pro-rata share of the equity on investments in which we own an interest of 20% or more which are not consolidated.

Discontinued Operations

Discontinued operations relate to seven apartment complexes; six, which were sold in January of 2008, and one apartment whose operations were discontinued after being damaged by a tornado. The results of these operations are shown below.

	For the Nine Months Ended September 30,
	2008	2007
Revenue
Rental	$982	$5,405
Property operations	1,214	2,853

	(232)	2,552

Expenses
Interest	(2,533)	(2,373)
General and administrative	(867)	(17)
Depreciation	(49)	(422)

	(3,449)	(2,812)

Net loss from discontinued operations before gains on sale of real estate	(3,681)	(260)
Gain on sale of discontinued operations	29,789	—
Net income/sales fee to affiliate	(4,222)	—

Income (loss) from discontinued operations	21,886	(260)
Tax benefit (expense)	(7,660)	91

Income (loss) from discontinued operations	$14,226	$(169)

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

Income Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has alternative minimum tax credit carryforwards available for 2008 and has a loss for federal income tax purposes for the first nine months of 2008; therefore, it recorded no provision for income taxes.

At September 30, 2008, IOT had a net deferred tax asset of approximately $4.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

Inflation

The effects of inflation on IOT’s operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings, as well as the cost of variable interest rate debt, will be affected.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, IOT may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on IOT’s business, assets or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At September 30, 2008, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$7,000	7.00%	$70

Total decrease in IOT’s annual net income			70

Per share			$0.02

ITEM 4T.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended by this Report, no equity securities of Income Opportunity Realty Investors, Inc.’s stock were purchased. The following table sets forth a summary of the repurchases made during the quarter ended by this Report, and the specified number of shares that may yet be purchased under the program as specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Period
Balance as of June 30, 2008			810,272	89,728
July 31, 2008	—	—	810,272	89,728
August 31, 2008	—	—	810,272	89,728
September 30, 2008	—	—	810,272	89,728

Total	—

(a)	On June 23, 2000, the IOT Board of Directors appproved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description
3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0	Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2003).

31.1*	Certification by President and Chief Operating Officer and Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 14, 2008	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)