Form 10-K
period 2008-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2009-03-31
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,053,625 based upon a total of 609,506 shares held as of June 30, 2008 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 5, 2009, there were 4,168,214 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate”, “plan”, “intend”, “expect”, “anticipate”, “believe” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Part I, Item 1A. “Risk Factors.”

PART I

ITEM 1.	BUSINESS

As used herein, the terms “IOT,” “the Company,” “We,” “Our,” or “Us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 15, 1985. We are not a Real Estate Investment Trust (“REIT”) for federal tax purposes, and do not qualify as a REIT due to the concentration of ownership.

Syntek West, Inc. (“SWI”) owns approximately 60.5% of the outstanding shares of IOT Common Stock. SWI is also the contractual advisor to IOT. Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange (the “NYSE”), owns approximately 24.9% of IOT’s outstanding shares of Common Stock.

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. Our principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and our telephone number is 469-522-4200.

Our primary business is investing in real estate. In addition, we have investments in unconsolidated subsidiaries and investee. These entities are accounted for via the equity method. We currently have two major operating segments: commercial properties and land. We divested ourselves of the apartment segment with the sale of the Falcon Point Apartments in November of 2008. At December 31, 2008, our properties consisted of:

•	Three commercial properties, consisting an office building, an industrial warehouse and a shopping center. The commercial properties have an aggregate 202,040 square feet of leasable space.

•	211.0 acres of unimproved land.

All of our properties and land holdings are located in Texas.

Significant transactions

Some of the more significant transactions that occurred throughout the current year are listed below.

On January 25, 2008, the Company sold the following properties, which were located in Midland, Texas for a gain on sale of $30.0 million:

•	Brighton Court, a 60-unit apartment complex;

•	Del Mar, a 92-unit apartment complex;

•	Enclave, a 68-unit apartment complex;

•	Meridian, a 230-unit apartment complex;

•	Signature Place, a 57-unit apartment complex; and

•	Sinclair Place, a 114-unit apartment complex.

On May 30, 2008, Falcon Point, a 218-unit apartment complex located in Indianapolis, Indiana was condemned due to damage incurred by a tornado. We recorded a gain on involuntary conversion of $7.4 million due to this event. The property was then sold “As Is” in November 2008 for a sales price of $115,000.

Business Plan

Our business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate related activities through investments in mortgage loans. All of our real estate is located in the southwest region of the continental United States. We currently have two operating segments: commercial properties and land.

Our business is not seasonal. Management has determined to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management’s plan of operation is to acquire above average apartment and commercial properties, in keeping with the current class of properties in our real estate portfolio. Management intends to focus on income-producing property acquisitions to maintain a balance between income-producing and non-income-producing properties. Management does not expect that we will seek to fund or acquire additional mortgage loans. We may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management also intends to continue its strategy of maximizing each property’s operating income by competitive leasing and aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. Renovation and/or improvement expenditures increase the amount of revenue required to cover operating expenses and management believes that such expenditures are necessary to maintain or enhance the value of our properties.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies that guide it, the day-to-day operations of the Company are performed by SWI, the contractual advisor under the supervision of the Board. SWI’s duties include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investments, acquisitions and sales opportunities, as well as financing and refinancing sources. SWI also serves as a consultant in connection with the Company’s business plan and investment decisions made by the Board. IOT has no employees. The Advisor renders services to IOT.

All of the issued and outstanding common stock of SWI is owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer and a Director of SWI, and he does regularly consult with the executive officers and directors of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for IOT, see; Part III, Item 10. “Directors, Executive Officers and Corporate Governance”.

Affiliates of Prime Income Asset Management LLC (“Prime”) provide property management services to IOT. Triad Realty Services, LP (“Triad”) provides property management services. Triad subcontracts with other entities for the provision of property-level management services to IOT. The general partner of Triad is Prime Income Asset Management, Inc. (“PIAMI”), the sole member of Prime. SWI owns 20.0% of PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of IOT’s office buildings and the commercial property owned by a real estate partnership, in which IOT and TCI are partners, to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. Regis I is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance”.

Competition

The real estate business is highly competitive and IOT competes with numerous entities engaged in real estate activities (including certain entities described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than those of IOT. Management believes that success against such competition is dependent upon the geographic location of the property; the performance of the property-level managers in areas such as marketing, collection and control of operating expenses; the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and our ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of our properties also are competitive factors.

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in the same areas as well as aggressive buyers attempting to penetrate or dominate a particular market.

As described above (and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”.) some of the officers and directors of IOT also serve as officers or directors of certain other entities, such as Basic Capital Management, Inc. (“BCM”), Prime, PIAMI, ARI and TCI, some of which have business objectives similar to those of IOT. One Director of IOT also serves as an officer and director of SWI. One of IOT’s directors also serves as director of both ARI and TCI. IOT’s directors, officers and advisor owe fiduciary duties to such other entities as well as to IOT under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors and contractual advisors consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity’s existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity that has these funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of such entities.

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, IOT also competes with other entities which are affiliates of SWI, which may have investment objectives similar to IOT’s and may compete with it in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest that may arise, SWI has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

We are subject to all risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing, which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; increases in real estate taxes; federal or local economic or rent controls; floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or SWI. The illiquidity of real estate investments also may impair the ability of management to respond promptly to changing circumstances. Management believes that such risks can be partially mitigated with diversification by geographic region and property type of our real estate portfolio. However, to the extent property acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be limited. See Part I, Item 1A. “Risk Factors”, for further information regarding risk.

Available Information

IOT’s Common Stock is traded on the American Stock Exchange, Inc. (“AMEX”) under the symbol “IOT”. Our principal executive office is located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234, and our telephone number is 469-522-4200.

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

Our cash flow from operations depends on the ability to lease space to tenants on economically favorable terms. Therefore, we could be adversely affected by various facts and events over which we have limited control, such as:

•	lack of demand for space in areas where the Company’s properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of or reduced demand for space and changes in market rental rates;

•	defaults by tenants or failure to pay rent on a timely basis;

•	the need to periodically renovate and repair marketable space;

•	physical damage to properties;

•	economic or physical decline of the areas where properties are located; and

•	potential risk of functional obsolescence of properties over time.

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

•

acquired properties may be located in new markets where IOT faces risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

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

We had total indebtedness at December 31, 2008 of approximately $44.8 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources on which we rely. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	our own financial structure and performance;

•	the market’s opinion of real estate companies in general; and

•	the market’s opinion of real estate companies that own properties like ours.

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

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy.

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

On December 31, 2008, our portfolio consisted of three properties totaling 202,040 rentable square feet and 211 acres of improved and unimproved land for future development or sale. The table below shows information relating to those properties.

PROPERTY

Commercial	Location	Square feet
2010 Valley View (office building)	Farmers Branch, TX	40,666
Parkway Center (shopping center)	Dallas, TX	28,374
Eagle Crest (industrial warehouse)	Farmers Branch, TX	133,000

Total		202,040

Land	Location	Acres
Three Hickory Centre	Farmers Branch, TX	9.0
Travelers Land	Farmers Branch, TX	202.0

Total		211.0

ITEM 3.	LEGAL PROCEEDINGS

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

Registrant’s Annual Meeting of Stockholders occurred on November 20, 2008, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 (the “Exchange Act”). There was no solicitation in opposition to the management nominees listed in the proxy statement and all of such nominees were elected. At the Annual Meeting, stockholders were asked to consider and vote upon the election of directors and the ratification of the selection of the independent registered public accounting firm for IOT for the fiscal year ending December 31, 2008 and any interim period. With respect to each nominee for election as a director, the following table sets forth the number of votes cast for or withheld:

	Shares Voting
Candidate	For	Withheld
David E. Allard	3,660,586	14,472
Robert A. Jakuszewski	3,660,586	14,472
R. Neil Crouch	3,660,586	14,472
Peter L. Larsen	3,660,586	14,472
Martha C. Stephens	3,660,586	14,472

There were no broker non-votes on the election of directors. All nominees were elected.

With respect to the ratification of Swalm & Associates, P.C., as the independent registered public accountant for the Company for the fiscal year ending December 31, 2008 and any interim period, 3,665,761 votes were received in favor of such proposal, 5,316 votes were received against such proposal and 3,981 votes abstained; there were no broker non-votes on this issue.

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

	2007		2008
	High	Low	High	Low
First Quarter	$6.65	$5.20	$6.75	$4.74
Second Quarter	$7.54	$4.52	$11.25	$5.01
Third Quarter	$6.45	$4.31	$6.49	$4.52
Fourth Quarter	$5.60	$4.01	$10.20	$3.05

On March 5, 2009, the closing sale price of the Company’s Common Stock on the AMEX was $5.67 per share and was held by approximately 700 shareholders of record.

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

$100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
Income Opportunity Realty Investors, Inc.	$100.00	$103.70	$122.57	$129.38	$105.06	$110.89
Dow Jones US	$100.00	$103.15	$102.52	$119.22	$126.89	$83.95
Dow Jones US Real Estate	$100.00	$130.13	$141.85	$188.88	$151.38	$90.01

No cash dividends on the Company’s Common Stock were declared or paid in 2006, 2007 or 2008. Although no express intention or policy with respect to the future declaration or payment of cash dividends has been adopted by the Board of Directors, it is unlikely that any cash dividends on the Company’s Common Stock will be declared or paid in 2009.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 300,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 900,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. During the three months ended December 31, 2008, no share repurchases occurred. The following table represents shares repurchased during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of September 30, 2008			810,272	89,728
October 31, 2008	—	—	810,272	89,728
November 30, 2008	—	—	810,272	89,728
December 31, 2008	—	—	810,272	89,728

Total	—

(a)	On June 23, 2000, the IOT Board of Directors approved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$1,291	$1,329	$1,316	$1,424	$5,905
Total operating expenses	2,669	2,763	2,019	2,450	5,173

Operating (loss) income	(1,378)	(1,434)	(703)	(1,026)	732
Other income (expense)	6,470	1,093	105	2,021	(685)

Income (loss) before gain on land sales, minority interest, and taxes	5,092	(341)	(598)	995	47
Gain on land sales	0	0	0	0	0
Minority interest	0	(72)	(92)	72	1,881
Income tax benefit (expense)	7,566	(113)	302	0	0

Net income (loss) from continuing operations	12,658	(526)	(388)	1,067	1,928

Net income from discontinuing operations, net of minority interest	14,051	(209)	560	310	3,500

Net income (loss)	26,709	(735)	172	1,377	5,428
Preferred dividend requirement	0	0	0	0	0

Net income (loss) applicable to common shares	$26,709	$(735)	$172	$1,377	$5,428

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$3.04	$(0.13)	$(0.09)	$0.26	$0.43
Discontinued operations	3.37	(0.05)	0.13	0.07	0.87

Net income (loss) applicable to common shares	$6.41	$(0.18)	$0.04	$0.33	$1.30

Weighted average common share used in computing earnings per share	4,168,264	4,168,414	4,173,675	4,168,035	4,316,835
Earnings per share—diluted
Income (loss) from continuing operations	$3.04	$(0.13)	$(0.09)	$0.26	$0.43
Discontinued operations	3.37	(0.05)	0.13	0.07	0.87

Net income (loss) applicable to common shares	$6.41	$(0.18)	$0.04	$0.33	$1.30

Weighted average common share used in computing diluted earnings per share	4,168,264	4,168,414	4,173,675	4,168,035	4,316,835

Note: All share data including earnings per share has been adjusted to reflect the 3-for-1 forward split in the form of a 200% stock dividend in May 2005.

BALANCE SHEET DATA
Real Estate, net	$36,942	$57,603	$58,621	$30,772	$31,368
Notes and interest receivable, net	$39,606	$27,441	$27,777	$63,230	$54,911
Total assets	$115,553	$116,307	$108,911	$99,341	$90,638
Notes and interest payables	$42,319	$69,506	$61,546	$54,674	$47,348
Stockholders’ equity	$70,774	$44,067	$44,839	$44,667	$43,290
Book value per share	$16.98	$10.57	$10.76	$10.72	$10.03

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-K, including those described under the Part I, Item 1A. “Risk Factors”.

The risks included here are not exhaustive. Other sections of this report, including Part I, Item 1A. “Risk Factors” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

We are an externally advised and managed real estate investment company that owns a portfolio of income producing properties and land held for development. Our property portfolio includes commercial properties and land. As of December 31, 2008, we owned or had interests in three commercial buildings comprising of 202,040 thousand square feet of leasable space, and 211 acres of undeveloped and developed land. Our commercial properties are managed by Regis Commercial, an affiliated entity.

Our primary source of income is from the interest income received on our notes receivable and the rents collected on our commercial properties, and sales of properties.

Significant transactions for the year ended December 31, 2008 include the following:

On January 25, 2008, the Company sold the following properties located in Midland, Texas for a gain on sale of $30.0 million, below:

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

On May 30, 2008, Falcon Point, a 218-unit apartment complex located in Indianapolis, Indiana was condemned due to damage incurred by a tornado. We recorded a gain on involuntary conversion of $7.4 million from insurance proceeds received related to this event. The property was then sold “As Is” in November 2008 for a sales price of $115,000.

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

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The adoption of SFAS No. 157 has not had a material effect on our financial statements.

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

Real Estate Held for Investment

Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which ranges from five to forty years.

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

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of IOT’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2008 are shown in the table below (dollars in thousands);

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt obligation	$45,825	$39,966	$3,068	$2,791	$—
Capital lease obligation	—	—	—	—	—
Operating lease obligation	9,198	9,198	—	—	—
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s Balance Sheet under GAAP	2,460	2,460	—	—	—

Total	$57,483	$51,624	$3,068	$2,791	$—

Results of Operations

The following discussion is based on our Consolidated Financial Statements “Consolidated Statement of Operations” for the years ended December 31, 2008, 2007, and 2006 from Part I, Item 8, “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of three commercial buildings, which include an office building, a shopping center and a commercial warehouse. We generate revenues through leasing of the commercial space. Our operating expenses relate mainly to the administration and maintenance costs associated with the operation of these buildings.

We also have other income and expense items. We receive interest income from the funds deposited with our advisor at Prime plus 1%. We have receivables from our affiliates which also provide interest income. In addition, we have received significant non-recurring proceeds from insurance claims which are included in our income from involuntary conversion. Our other significant expense item is from the mortgage expense which includes interest payments on the debt secured by our properties.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

We had a net income applicable to common shares of $26.7 million or $6.41 per diluted earnings per share for the year ended December 31, 2008 which included income from discontinued operations, net of minority interest of $14.1 million, as compared to a net loss applicable to common shares of ($0.7 million) or ($0.18) per diluted earnings per share for the same period ended 2007 which includes a loss from discontinued operations, net of minority interest of ($0.2 million).

Property revenue and operating expense

Although our revenues were relatively constant, our property operations expense increased due to an overall increase in costs and additional repairs and maintenance incurred.

Advisory fees decreased in the current year. The advisory fees are based on total net assets. We sold seven apartments in January and one in November reducing our asset base, thus reducing our fee.

Other income (expense)

Our interest income has decreased as compared to the prior period. The decrease is due to no longer accruing interest income on our notes receivables from Unified Housing Foundation, an affiliated entity. The receivables are excess cash flow notes. The entity is required to pay on the notes when they generate excess cash flow, thus interest income is recorded when received.

Mortgage loan interest expense has decreased primarily due to paying off the mortgages on the six Midland/Odessa properties that were sold in January of this year. In addition, we paid off the mortgage on the Falcon Point apartments that were sold in November of 2008.

Earnings from unconsolidated subsidiaries and investees decreased due to writing off the majority of the value of our investment in Nakash Income Associates.

Income from involuntary conversion is due to insurance proceeds received from the tornado damage incurred on the Falcon Point apartments. There were no involuntary conversions in the prior years.

Due to the overall positive income, we had a net income fee expense due to our advisor. This was not applicable in the prior year due to an overall net loss incurred.

Discontinued operations

Our discontinued operations consist of seven apartment complexes. Six of the apartment complexes; Brighton Court, Del Mar, Enclave, Meridian, Signature Place, and Sinclair Place which are known as the Midland/Odessa properties were sold in January 2008. One of the apartments, Falcon Point, was reclassified to discontinued operations in May 2008 due to the condemnation of the property as a result of tornado damage and management’s subsequent decision to sell the property. The property was sold “As-Is” in November 2008. The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. Included in discontinued operations for 2008 is a gain of $29.8 million, net of minority interest, on the sale of these properties. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2008	2007
Revenue
Rental	$983	$7,242
Property operations	1,144	4,097

	(161)	3,145

Expenses
Interest	(2,533)	(2,899)
General and administration	(878)	(5)
Depreciation	(49)	(563)

	(3,460)	(3,467)

Net loss from discontinued operations before gains on sale of real estate, taxes, fees and minority interest	(3,621)	(322)
Gain on sale of discontinued operations	29,750	—
Net income/sales fee to affiliate	(4,512)	—

Income (loss) from discontinued operations, net of minority interest before tax	21,617	(322)
Tax benefit (expense)	(7,566)	113

Income (loss) from discontinued operations, net of minority interest	$14,051	$(209)

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

We had a net loss applicable to common shares of ($735,000) or ($0.18) per diluted earnings per share in 2007, which includes a loss from discontinued operations of ($209,000), as compared to a net income applicable to common shares of $172,000 or $0.04 per diluted earnings per share which includes income from discontinued operation of $560,000 for the same period ended 2006.

Property revenue and operating expense

General and administrative expense increased in 2007. The increase was attributable to an overall increase in costs and additional repairs and maintenance incurred during the year.

Advisory fees increased in 2007. The advisory fees are based in part on the total assets base for the year. The asset base increased in 2007 as result of purchases of Falcon Point and Travelers land in 2006.

Other income (expense)

Interest income increased in 2007. This increase is due to the additional interest income accrued on the transfer of $9.4 million to the advisor. Per the management agreement, the advisor receives excess cash which pays interest at Prime plus 1%.

Mortgage and loan interest increase in 2007 due to the additional interest expense associated with the mortgage on the purchase of Falcon Point in 2006.

Discontinued operations

Discontinued operations relates to seven apartment complexes sold subsequent to the year ended December 31, 2007, the six Midland/Odessa properties that were sold in January 2008 and the Falcon Point apartments that was sold in November 2008. The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations, as shown below (dollars in thousands):

	For Years Ended December 31,
	2007	2006
Revenue
Rental	$7,242	$6,353
Property operations	4,097	3,411

	3,145	2,942

Expenses
Interest	(2,899)	(1,526)
General and administration	(5)	(22)
Depreciation	(563)	(532)

	(3,467)	(2,080)

Net (loss) from discontinued operations before gains on sale of real estate, taxes, fees and minority interest	(322)	862
Tax benefit (expense)	113	(302)

Income (loss) from discontinued operations, net of minority interest	$(209)	$560

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meeting debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

Our primary source of cash is from rents, collection on receivables, sale of assets, and refinancing of existing mortgages. In 2009, we will refinance debt obligations as they become due and generate cash from rental operations and sale of properties. However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all our obligations as they mature, we may sell income-producing real estate, refinance real estate, and incur additional borrowings secured by real estate to meet our cash requirements.

Financial Position

The following impacted our balance sheet as of December 31, 2008;

Our Real estate at cost decreased due the sale of the Falcon Point apartments. Management decided to sell this property after damage to the apartments from a tornado left the property condemned. The property was then sold “As-Is” in November of 2008.

All six of our properties, referred to as the Midland/Odessa properties that were included in Real estate held for sale at cost, net of depreciation were sold in January of 2008. Thus, we disposed of all our assets included in this account. In connection with the sale of the Midland/Odessa properties, the mortgages owed on these properties were paid off. Thus, eliminating the balance in our Liabilities related to assets held for sale account.

The Notes and interest payable balance decreased in connection with the disposition of the mortgage on the Falcon Point apartments and our continued pay down of our debt obligations.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows as presented in Part I, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $52,000 and $267,000 as of December 31, 2008 and December 31, 2007, respectively. The decrease was a result of the following increases and decreases in cash flows (dollars in thousands).

	Year ended December 31,
	2008	2007	Variance
	(amounts in thousands)
Net cash used in operating activities	$(2,336)	$3,332	$(5,668)
Net cash provided by (used in) investing activities	$29,143	$(9,439)	$38,582
Net Cash provided by (used in) financing activities	$(27,022)	$6,294	$(33,316)

Our cash from operating activities has gone from providing us with cash to using cash. This is due to $5.3 million of fees paid to our advisor associated with the sale of the six apartment complexes, known as the Midland/Odessa properties, in the first quarter of 2008, net of the proceeds received.

Our cash from investing activities increased from the prior year due to receiving cash from the sale of the six Midland/Odessa properties and the Falcon Point apartments. This increase was offset by investing our excess cash with our advisor per our management agreement.

Our cash used in financing activities increased due to the payoff of the mortgages on the six Midland/Odessa properties and the Falcon Point apartments. In the prior year, we refinanced an existing note and received excess cash from the equity in the properties.

We paid no dividends in 2008, 2007, or 2006. It is unlikely that we will pay any quarterly dividends in 2009.

Management reviews the carrying values of our properties at least annually and whenever events or a change in circumstances indicates that impairment may exist. Impairment is considered to exist if the future cash flow from a property (undiscounted and without interest) is less than the carrying amount of the property. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes selective property inspections, discussions with the manager of the property and visits to selected properties in the area, and a review of (1) the property’s current rents compared to market rents, (2) the property’s expenses, (3) the property’s maintenance requirements and (4) the property’s cash flows.

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

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IOT’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the change in the market rates and prices and the affect of these changes on future operations. Market risk is managed by matching a property’s anticipated net operating income to an appropriate financing.

IOT is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IOT does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IOT’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IOT’s market risk is exposure to short-term interest rates from variable rate borrowings. If market interest rates for variable rate debt average 100 basis points more in 2008 than they did during 2007, IOT’s interest expense would increase and income would decrease by $82,000. This amount is determined by considering the impact of hypothetical interest rates on IOT’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IOT’s financial structure.

The following table contains only those exposures that existed at December 31, 2008. Anticipation of exposures or risk on positions that could possibly arise was not considered. IOT’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total
Notes Payable
Variable interest rate—fair value							6,995
Instrument’s maturities	$6,991	$—	$—	$—	$—	$—	$6,991
Instrument’s amortization	4	—	—	—	—	—	4
Interest	275	—	—	—	—	—	275
Average Rate	5.25%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate—fair value							35,324
Instrument’s maturities	30,189	—	2,273	—	2,446	—	34,908
Instrument’s amortization	284	34	37	40	21	—	416
Interest	2,223	371	354	190	94	—	3,232
Average Rate	8.42%	7.67%	7.67%	7.63%	7.63%	0.00%

Principal Payments	$37,468	$34	$2,310	$40	$2,467	$—	$42,319

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Income Opportunity Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders’ equity and its cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

Plano, Texas

March 27, 2009

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$39,255	$43,027
Real estate held for sale at cost, net of depreciation	—	17,032
Less accumulated depreciation	(2,313)	(2,456)

Total real estate	36,942	57,603

Notes and interest receivable (including $41,432 in 2008 and $27,441 in 2007 from affiliated and related parties)	41,432	27,441
Less allowance for doubtful accounts	(1,826)	—

Total notes and interest receivable	39,606	27,441
Cash and cash equivalents	52	267
Investments in unconsolidated subsidiaries and investees	74	532
Receivables from affiliates	38,203	27,802
Other assets	676	2,662

Total assets	$115,553	$116,307

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$42,319	$44,354
Notes related to assets held-for-sale	—	25,152
Accounts payable and other liabilities	2,460	2,057

	44,779	71,563

Commitments and contingencies:
Minority interest	—	677
Shareholders’ equity:
Common Stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2008 and 2007	42	42
Treasury stock at cost	(39)	(37)
Paid-in capital	61,955	61,955
Retained earnings	8,816	(17,893)

Total shareholders’ equity	70,774	44,067

Total liabilities and shareholders’ equity	$115,553	$116,307

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $391 and $334 and $357 for the year ended 2008 and 2007 and 2006 respectively from affiliates and related parties)	$1,291	$1,329	$1,316

Expenses:
Property operating expenses (including $ 37 and $41 and $40 for the year ended 2008 and 2007 and 2006 respectively from affiliates and related parties)	962	743	844
Depreciation and amortization	206	230	218
General and administrative	606	756	461
Advisory fee to affiliate	895	1,034	496

Total operating expenses	2,669	2,763	2,019

Operating loss	(1,378)	(1,434)	(703)

Other income (expense):
Interest income (including $2,964 and $4,715 and $2,706 for the year ended 2008 and 2007 and 2006 respectively from affiliates and related parties)	2,993	4,716	3,395
Mortgage and loan interest	(2,410)	(3,640)	(3,248)
Earnings from unconsolidated subsidiaries and investees	(458)	17	(33)
Involuntary conversion	7,356	0	0
Net income to affiliate	(1,011)	0	(9)

Total other income	6,470	1,093	105

Income (loss) before gain on land sales, minority interest, and taxes	5,092	(341)	(598)
Gain on land sales	0	0	0
Minority interest	0	(72)	(92)

Income (loss) from continuing operations before income tax benefit	5,092	(413)	(690)
Income tax benefit (expense)	7,566	(113)	302

Net income (loss) from continuing operations	12,658	(526)	(388)

Income (loss) from discontinued operations, net of minority interest before income tax expense	21,617	(322)	862
Income tax benefit (expense)	(7,566)	113	(302)

Net income (loss) from discontinuing operations, net of minority interest	14,051	(209)	560

Net income (loss) applicable to common shares	$26,709	$(735)	$172

Earnings per share—basic
Income (loss) from continuing operations	$3.04	$(0.13)	$(0.09)
Discontinued operations	3.37	(0.05)	0.13

Net income (loss) applicable to common shares	$6.41	$(0.18)	$0.04

Earnings per share—diluted
Income (loss) from continuing operations	$3.04	$(0.13)	$(0.09)
Discontinued operations	3.37	(0.05)	0.13

Net income (loss) applicable to common shares	$6.41	$(0.18)	$0.04

Weighted average common share used in computing earnings per share	4,168,264	4,168,414	4,173,675
Weighted average common share used in computing diluted earnings per share	4,168,264	4,168,414	4,173,675

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Total Capital
	Shares	Amount
	(dollars in thousands)
Balance, December 31, 2005	4,173,675	$42	$—	$61,955	$(17,330)	$44,667
Net income					172	172

Balance, December 31, 2006	4,173,675	42	—	61,955	(17,158)	44,839
Net income	—	—	—	—	(735)	(735)
Repurchase/sale of treasury shares, net	—	—	(37)	—	—	(37)

Balance, December 31, 2007	4,173,675	42	(37)	61,955	(17,893)	44,067
Net income	—	—	—	—	26,709	26,709
Repurchase/sale of treasury shares, net	—	—	(2)	—	—	(2)

Balance, December 31, 2008	4,173,675	$42	$(39)	$61,955	$8,816	$70,774

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$26,709	$(735)	$172
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Depreciation and amortization	255	793	989
Earnings from unconsolidated subsidiaries and investees	458	(17)	32
Gain (loss) on minority interest	(677)	72	92
Gain on sale of income producing properties	(29,750)	—	—
(Increase) decrease in assets:
Accrued interest receivable	(1,537)	1,354	(390)
Other assets	1,970	1,489	(1,001)
Increase (decrease) in liabilities:
Accrued interest payable	(167)	240	201
Other liabilities	403	136	721

Net cash provided (used) in operating activities	(2,336)	3,332	816

Cash Flow From Investing Activities:
Proceeds from sales of income producing properties	49,679	—	—
Proceeds from notes receivable	(10,628)	—	—
Investment in unconsolidated real estate entities	458	—	—
Real estate improvements	—	—	(275)
Intercompany change	(10,366)	(9,413)	(19,663)
Acquisition of income producing properties	—	(26)	—

Net cash provided (used) in investing activities	29,143	(9,439)	(19,938)

Cash Flow From Financing Activities:
Proceeds from notes payable	—	14,579	33,802
Payments on maturing notes payable	(27,020)	(7,884)	(14,801)
Deferred financing costs	—	(364)	—
Purchase of treasury stock	(2)	(37)	—

Net cash provided (used) in financing activities	(27,022)	6,294	19,001

Net increase (decrease) in cash and cash equivalents	(215)	187	(121)
Cash and cash equivalents, beginning of period	267	80	201

Cash and cash equivalents, end of period	$52	$267	$80

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,612	$5,489	$2,560
Cash paid for income taxes	—	—	—
Schedule of noncash investing and financing activities:
Deferred borrowing cost	—	—	$(652)
Deferred capital gains	—	—	$(144)
Convert accrued interest to increased principal	—	—	$(499)

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

Certain balances in the 2007 and 2006 presentation have been reclassified to conform to the 2008 presentation.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.    Income Opportunity Realty Investors, Inc. (“IOT”) is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. IOT invests in real estate through direct ownership, leases and partnerships and it also may invest in mortgage loans on real estate.

Basis of consolidation.    The Consolidated Financial Statements include the accounts of IOT and controlled subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in non-controlled partnerships.    The equity method is used to account for investments in partnerships, which IOT does not control. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the partnership’s operating income and any additional advances and decreased by a proportionate share of the partnership’s operating losses and distributions received.

Operating segments.    Management has determined reportable operating segments to be those that are used for internal reporting purposes, which disaggregates operations by type of real estate.

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

NOTE 2.	REAL ESTATE

Real estate consisted of the following at December 31, (dollars in thousands)

	2008	2007
Buildings and improvements	$11,561	$15,333
Real estate held for sale, net	—	17,032
Land	27,694	27,694

Total	39,255	60,059
Less: accumulated depreciation	(2,313)	(2,456)

	$36,942	$57,603

Buildings and improvements are depreciated over the lives ranging from the life of the lease to 40 years.

On May 30, 2008, a tornado struck the Falcon Point apartments, a 218 unit complex, located in Indianapolis, Indiana. The severity of the damage resulted in the condemnation of the property. The Company terminated all existing leases and discontinued all operations at the complex. The operations at the complex have been reclassified as discontinued operations.

In July 2008, we received $3.0 million and in September 2008, we received an additional $7.8 million in insurance proceeds related to the tornado damage incurred on the Falcon Point apartments. The transaction has been accounted for in accordance with Financial Accounting Standards Board interpretation SFAS No. 30, “Accounting for Involuntary Conversions of Non-monetary Assets to Monetary Assets.” In accordance with SFAS No. 30, we recorded a gain on involuntary conversion of $7.4 million. We used a portion of the proceeds to pay off the existing $950,000 mortgage secured by the property. The remaining proceeds were transferred to our advisor in accordance with the advisory agreement. We sold the apartment complex in November 2008.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 25, 2008, we sold six apartment complexes which were located in Midland, Texas in a single transaction. We sold the properties for an aggregate sales price of $50.0 million, receiving $20.7 million in cash after paying off $25.0 million in existing debt. We recorded a $29.8 million gain on sale as follows (dollars in thousands):

Property	Location	Units/Sq.Ft. /Acres	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Apartments
Brighton Court	Midland, TX	60 Units	5,886	230	2,727	2,862
Del Mar	Midland, TX	92 Units	7,235	4,852	2,613	4,303
Enclave	Midland, TX	68 Units	7,068	4,687	2,765	4,138
Meridian	Midland, TX	230 Units	17,197	5,872	10,800	10,772
Signature Place	Midland, TX	57 Units	5,563	3,210	1,477	3,160
Sinclair Place	Midland, TX	114 Units	6,614	1,805	4,611	4,554

			$49,563	$20,656	$24,993	$29,789

Concentration of investment risk.    IOT has a high concentration of investment risk on properties in the southwest region of the United States, specifically Texas. This risk includes, but is not limited to, changes in local economic conditions, changes in real estate and zoning laws, increases in real estate taxes, floods, tornados and other acts of God and other factors beyond the control of management. In the opinion of management, this investment risk is partially mitigated by the diversification of property types in other geographical regions of the United States, management’s review of additional investments, acquisitions in other areas and by insurance.

NOTE 3.	NOTES AND INTEREST RECEIVABLE FROM AFFILIATES

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

At December 2008 and 2007, we had junior mortgage loans and accrued interest receivable from affiliates, totaling $39.6 million and $27.4 million, respectively. The loans mature at various dates through December 2013 and have stated interest rates ranging from 10.0% to 12.0%. Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. See Schedule IV to the financial statements – Mortgage Loans on Real Estate.

NOTE 4.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

	Percent ownership
Investee	2008	2007
TCI Eton Square, L.P. (“Eton Square”)	10%	10%

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our interest in Eton Square in the amount of 10% is accounted for under the equity method, because the general partner is an affiliated entity, thus allowing us to exercise significant influence over the operations and financial activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values as of the year ended December 31, 2008 and 2007 were not determinable as there were no traded markets, either active or inactive, for these investments.

The following is a summary of the financial position and results of operations from our investees (unaudited, dollars in thousands):

	2008	2007	2006
Real Estate, net of accumulated depreciation	$14,362	$14,084	$14,443
Notes Receivable	—	902	902
Other assets	597	493	485
Notes payable	(9,494)	(9,735)	(9,981)
Other liabilities	(4,690)	(3,669)	(3,841)
Shareholders equity/partners capital	$(775)	$(2,075)	$(2,008)

Rents	$2,066	$1,835	$1,336
Interest income	—	150	9
Depreciation	(667)	(598)	(480)
Operating expenses	(1,057)	(573)	(813)
Gain on land sales	—	—	—
Interest expense	(626)	(642)	(652)

Income (loss) from continuing operations	(284)	172	(600)
Income from discontinued operations	—	—	—

Net income (loss)	$(284)	$172	$(600)

Company’s proportionate share of earnings	$(43)	$17	$(33)

NOTE 5.	NOTES AND INTEREST PAYABLE

The following table shows the total payments due on our notes payable through the next five years and thereafter (dollars in thousands):

2009	$37,468
2010	34
2011	2,310
2012	40
2013	2,467
Thereafter	—

$42,319

Notes payable at December 31, 2008, bear interest at rates ranging from 5.25% to 8.60% and mature between 2009 and 2013. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $42.3 million.

In June 2007, we refinanced with a single lender two notes; the existing $2.0 million mortgage on the Sinclair apartments for a new note of $4.6 million and the existing $4.3 million mortgage on the Meridian

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

apartments for a new note of $10.8 million. We received approximately $7.0 million in cash after paying down the old notes and closing costs. The proceeds from these notes were transferred to the company’s advisor in accordance with the cash management agreement.

NOTE 6.	RELATED PARTY TRANSACTIONS

We have a cash management agreement with our advisor, SWI which requires us to deposit excess cash for investment with our advisor. We receive prime plus 1% on the funds deposited with our advisor. See Note 9, “Advisory Agreement.” For 2008, 2007 and 2006, we earned $2.4 million, $1.9 million and $0.7 million in interest, respectively.

Included in income are rents from related parties of approximately $0.3 million, $0.3 million, and $0.2 million for the years ended 2008, 2007, and 2006 respectively.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of December 31, 2008 (dollars in thousands).

	Syntek West, Inc.	TCI
Balance, December 31, 2006	$16,654	$1,112
Cash receipts	(4,765)	—
Cash payments	8,736	—
Other additions	5,335	729

Balance, December 31, 2007	$25,960	$1,841

Cash receipts	(3,307)	—
Cash payments	24,766	—
Other additions	20,069	707
Other repayments	(31,784)	(49)

Balance, December 31, 2008	$35,704	$2,499

NOTE 7.	DIVIDENDS

No quarterly dividends were declared or paid in 2008, 2007 or 2006. Management expects to pay no cash dividends in 2009.

NOTE 8.	RENTAL INCOME UNDER OPERATING LEASES

Operations include the leasing of office buildings. The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rental income on non-cancelable operating leases as of December 31, 2008 (dollars in thousands):

2009	$790
2010	628
2011	513
2012	162
2013	30
Thereafter	—

$2,123

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	ADVISORY AGREEMENT

SWI is 100% owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer and Director of SWI, and is involved in daily consultation with the officers and directors of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for IOT.

Under the Advisory Agreement, SWI is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity and other investments. SWI is required to report quarterly to the Board on IOT’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to SWI by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals other than legal counsel. The Advisory Agreement provides that SWI shall be deemed to be in a fiduciary relationship to the stockholders and contains a broad standard governing SWI’s liability for losses incurred by IOT.

The Advisory Agreement provides for SWI to be responsible for IOT’s day-to-day operations and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of net income.

The Advisory Agreement also provides for SWI to receive an annual incentive sales fee. SWI or an affiliate of SWI is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. SWI or an affiliate of SWI is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan. SWI or an affiliate of SWI also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing of IOT’s properties. In addition, SWI receives reimbursement of certain expenses incurred by it in the performance of advisory services for IOT. The Advisory Agreement requires SWI or any affiliate of SWI to pay to IOT one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IOT.

Additionally, if management was to request that SWI render services other than those required by the Advisory Agreement, SWI or an affiliate of PIAMI would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below in Note 10. Property Management, Triad Realty Services, Ltd., an affiliate of PIAMI, provides property management services and as discussed in Part III, Item 10. “Directors, Executive Officers and Corporate Governance”, The Advisor, Regis Realty I, LLC, provided on a non-exclusive basis, brokerage services.

SWI may assign the Advisory Agreement only with the prior consent of IOT.

The Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to SWI, which has a deposit liability to the Company and is responsible for investment of all excess funds which earn interest at the Prime Rate plus 1% per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and it is automatically renewed each year unless terminated with the Advisory Agreement.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. PROPERTY	MANAGEMENT

Triad provides property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC. Triad subcontracted to Regis I, the property-level management and leasing of IOT’s three office buildings and the commercial property owned by Eton Square, until December 2002. Since January 1, 2003, Regis I, which is also owned by HRSHLLC, provided property management services. Regis I was and is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 11. ADVISORY	FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to SWI/Basic Capital Management, Inc. and affiliates (dollars in thousands):

	2008	2007	2006
Fees
Advisory fee	$895	$1,034	$496
Incentive fee	3,100	—	—
Net income fee	2,422	—	9
Commission on property sale	1,319	—	—
Mortgage brokerage and equity refinancing	—	154	338
Property, construction management and leasing commission	70	—	—

	$7,806	$1,188	$843

Interest paid (received)	$(2,353)	$(1,897)	$(626)
Cost reimbursements	(1)	(13)	—
Rental revenue	391	334	357

NOTE 12. INCOME	TAXES

IOT had net loss for federal income tax purposes after the use of net operating loss carryforwards for 2008 and a net loss for 2007 and 2006. Due to the net loss carryforwards and the alternative minimum tax credit carry forwards, IOT recorded no provision for income taxes in 2008, 2007 or 2006. IOT’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (dollars in thousands):

	December 31,
	2008	2007	2006
Accumulated depreciation and amortization	382	7,251	749
Other	79	79	79
Federal benefit of NOL carryforward	689	922	292
Federal benefit of AMT carryforward	164	164	164

Deferred tax asset	1,314	8,416	1,284
Less valuation allowance	(1,314)	(8,416)	(1,284)

Total deferred tax asset	—	—	—

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets of approximately $1.3 million, $8.4 million and $1.3 million as of December 31, 2008, 2007 and 2006 respectively.

In 2008, the company used taxable loss carry forwards from 2006 of approximately $210,000. In 2007, the company generated a taxable loss carryforward of approximately $1.7 million. In 2006, the company generated a taxable loss carryforward of $692,104. The remaining 2007 and 2006 carryforwards, if not used, will expire in 2027 and 2026, respectively. The alternative minimum tax credit balance did not change in 2008 and remains at approximately $164,000. The credit has no expiration date.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (dollars in thousands).

	2008	2007	2006
Federal income tax at statutory rate	—	—	—
State tax expense	55	45	90
Gain on sale differences	—	—	—
Other	(55)	(45)	(90)
Utilization of net operating loss and minimum tax credit carry forwards	—	—	—

Effective income tax rate	0%	0%	0%

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. OPERATING	SEGMENTS

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are; land, commercial, and other (dollars in thousands).

	Commercial Properties	Apartments	Land	Other	Total
For year ended 2008
Operating revenue	$1,237	$—	$25	$29	$1,291
Operating expenses	814	—	45	103	962
Depreciation and amortization	206	—	—	—	206
Mortgage and loan interest	571	—	1,786	53	2,410
Interest income	—	—	—	2,993	2,993
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(354)	$—	$(1,806)	$2,866	$706

Capital expenditures	—	—	—	—	—
Assets	13,904	—	18,866	82,783	115,553

Property Sales
Sales price	$—	$49,679	$—	$—	$49,679
Cost of sale	—	19,929	—	—	19,929
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$29,750	$—	$—	$29,750

	Commercial Properties	Apartments	Land	Other	Total
For year ended 2007
Operating revenue	$1,290	$—	$—	$39	$1,329
Operating expenses	678	—	46	19	743
Depreciation and amortization	230	—	—	—	230
Mortgage and loan interest	566	—	2,286	788	3,640
Interest income	—	—	—	4,716	4,716
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(184)	$—	$(2,332)	$3,948	$1,432

Capital expenditures	—	—	—	—	24
Assets	7,351	—	21,165	56,565	85,081

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Properties	Apartments	Land	Other	Total
For year ended 2006
Operating revenue	$1,316	$—	$—	$—	$1,316
Operating expenses	733	—	99	12	844
Depreciation and amortization	214	—	—	4	218
Mortgage and loan interest	688	—	1,221	1,339	3,248
Interest income	241	—	448	2,706	3,395
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$(78)	$—	$(872)	$1,351	$401

Capital expenditures	—	—	—	—	24
Assets	10,399	3,949	47,573	23,913	85,834

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2008	2007	2006
Segment operating income	$706	$1,432	$401
Other non-segment items of income (expense)
General and administrative	(606)	(756)	(461)
Advisory fee	(895)	(1,034)	(496)
Other income	—	—	(9)
Net income fee to affiliate	(1,011)	—	—
Equity in earnings of investees	(458)	17	(32)
Involuntary conversion	7,356	—	—
Deferred tax	7,566	(113)	301
Minority interest	—	(72)	(92)

Income (loss) from continuing operations	$12,658	$(526)	$(388)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	2008	2007	2006
Segment assets	$115,553	$85,081	$85,834
Investments in real estate partnerships	—	—	—
Other assets and receivables	—	17,032	23,077
Assets held for sale	—	14,194	—

Total assets	$115,553	$116,307	$108,911

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. DISCONTINUED	OPERATIONS

IOT adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as “held-for-sale” on the balance sheet.

The discontinued operations for the periods presented consist of seven apartment complexes sold in 2008. Six of the apartment complexes; Brighton Court, Del Mar, Enclave, Meridian, Signature Place, and Sinclair Place which are known as the Midland/Odessa properties were sold in January 2008. The Falcon Points apartment complex was sold in November of 2008. The gain on the sale of the properties is included in the 2008 discontinued operations (dollars in thousands).

	For Years Ended December 31,
	2008	2007	2006
Revenue
Rental	$983	$7,242	$6,353
Property operations	1,144	4,097	3,411

	(161)	3,145	2,942
Expenses
Interest	(2,533)	(2,899)	(1,526)
General and administration	(878)	(5)	(22)
Depreciation	(49)	(563)	(532)

	(3,460)	(3,467)	(2,080)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and minority interest	(3,621)	(322)	862
Gain on sale of discontinued operations	29,750	—	—
Net income/sales fee to affiliate	(4,512)	—	—

Income (loss) from discontinued operations, net of minority interest before tax	21,617	(322)	862
Tax benefit (expense)	(7,566)	113	(302)

Income (loss) from discontinued operations, net of minority interest	$14,051	$(209)	$560

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. QUARTERLY	DATA

The following is a tabulation of quarterly results of operations for the years 2008, 2007, and 2006 (unaudited) (dollars in thousands except per share data).

	Three Months Ended 2008
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2008
Total operating revenues	$325	$304	$336	$326
Total operating expenses	1,312	615	580	163

Operating (loss) income	(987)	(311)	(244)	163
Other income (expense)	(184)	(395)	6,196	854

Income (loss) before gain on land sales, minority interest, and taxes	(1,171)	(706)	5,952	1,017
Gain on land sales	0	0	0	0
Minority interest	0	0	0	0
Income tax benefit (expense)	7,398	121	154	(107)

Net income (loss) from continuing operations	6,227	(585)	6,106	910

Net income (loss) from discontinuing operations , net of minority interest	13,738	457	287	(431)

Net income (loss)	19,965	(128)	6,393	479
Preferred dividend requirement	0	0	0	0

Net income (loss) applicable to common shares	$19,965	$(128)	$6,393	$479

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$1.49	$(0.14)	$1.46	$0.22
Discontinued operations	3.29	0.11	0.07	(0.10)

Net income (loss) applicable to common shares	$4.78	$(0.03)	$1.53	$0.12

Weighted average common share used in computing earnings per share	4,168,414	4,168,214	4,168,214	4,168,214
Earnings per share—diluted
Income (loss) from continuing operations	$1.49	$(0.14)	$1.46	$0.22
Discontinued operations	3.29	0.11	0.07	(0.10)

Net income (loss) applicable to common shares	$4.78	$(0.03)	$1.53	$0.12

Weighted average common share used in computing diluted earnings per share	4,168,414	4,168,214	4,168,214	4,168,214

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2007
	March 31,	June 30,	September 30,	December 31,
2007
Total operating revenues	$336	$363	$378	$252
Total operating expenses	281	1,145	502	835

Operating (loss) income	55	(782)	(124)	(583)
Other income (expense)	(384)	589	251	637

Income (loss) before gain on land sales, minority interest, and taxes	(329)	(193)	127	54
Gain on land sales	0	0	0	0
Minority interest	(38)	(6)	(18)	(10)
Income tax benefit (expense)	152	(267)	24	(22)

Net income (loss) from continuing operations	(215)	(466)	133	22

Net income (loss) from discontinuing operations , net of minority interest	281	(495)	45	(40)

Net income (loss)	66	(961)	178	(18)
Preferred dividend requirement	0	0	0	0

Net income (loss) applicable to common shares	$66	$(961)	$178	$(18)

PER SHARE DATA

Earnings per share—basic
Income (loss) from continuing operations	$(0.05)	$(0.11)	$0.03	$—
Discontinued operations	0.07	(0.12)	0.01	(0.01)

Net income (loss) applicable to common shares	$0.02	$(0.23)	$0.04	$(0.01)

Weighted average common share used in computing earnings per share	4,173,675	4,173,675	4,173,675	4,168,414

Earnings per share—diluted
Income (loss) from continuing operations	$(0.05)	$(0.11)	$0.03	$—
Discontinued operations	0.07	(0.12)	0.01	(0.01)

Net income (loss) applicable to common shares	$0.02	$(0.23)	$0.04	$(0.01)

Weighted average common share used in computing diluted earnings per share	4,173,675	4,173,675	4,173,675	4,168,414

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2006
	March 31,	June 30,	September 30,	December 31,
2006
Total operating revenues	$358	$302	$349	$307
Total operating expenses	598	565	579	277

Operating (loss) income	(240)	(263)	(230)	30
Other income (expense)	601	133	(96)	(533)

Income (loss) before gain on land sales, minority interest, and taxes	361	(130)	(326)	(503)
Gain on land sales	0	0	0	0
Minority interest	(14)	(28)	2	(52)
Income tax expense	86	78	33	105

Net income (loss) from continuing operations	433	(80)	(291)	(450)

Net income from discontinuing operations, net of minority interest	160	146	62	192

Net income (loss)	593	66	(229)	(258)
Preferred dividend requirement	0	0	0	0

Net income (loss) applicable to common shares	$593	$66	$(229)	$(258)

PER SHARE DATA

Earnings per share—basic
Income (loss) from continuing operations
Discontinued operations	$0.10	$(0.01)	$(0.06)	$(0.12)
Net income (loss) applicable to common shares	0.04	0.03	0.01	0.05

Weighted average common share used in computing earnings per share	$0.14	$0.02	$(0.05)	$(0.07)

	4,173,675	4,173,675	4,173,675	4,173,675

Earnings per share—diluted
Income (loss) from continuing operations
Discontinued operations	$0.10	$(0.01)	$(0.06)	$(0.12)
Net income (loss) applicable to common shares	0.04	0.03	0.01	0.05

Weighted average common share used in computing diluted earnings per share	$0.14	$0.02	$(0.05)	$(0.07)

	4,173,675	4,173,675	4,173,675	4,173,675

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. COMMITMENTS,	CONTINGENCIES AND LIQUIDITY

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

Liquidity

Management anticipates that IOT will generate excess cash from operations due to increased rental rates and occupancy at its properties; however, such excess may not be sufficient to discharge all of IOT’s debt obligations as they mature. Management intends to selectively sell income-producing assets, refinance real estate and/or incur additional borrowings against real estate to meet its cash requirements.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate and Accumulated Depreciation

12/31/2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition and Improvements	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life On Which Depreciation In Latest Statement of Operations Is Computed
	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Office Building
2010 Valley View, Farmers Branch, TX	2,063	120	479	2,908	120	3,387	3,507	1,556	1998	09/97		(1)
Shopping Center
Parkway Center, Dallas, TX	2,638	333	3,556	93	333	3,649	3,982	507	1979	12/03		(1)
Industrial Warehouse
Eagle Crest, Farmers Branch, TX	2,404	2,129	1,941	2	2,129	1,943	4,072	250	—	12/03		(1)
Land
Three Hickory Center, Farmers Branch, TX	—	2,937	—	167	2,937	167	3,104	—	—	11/06	—
Travellers Land	28,213	24,573	—	17	24,573	17	24,590	—	—	11/06	—

	$35,318	$30,092	$5,976	$3,187	$30,092	$9,163	$39,255	$2,313

(1)	Depreciation of building and improvements are calculated over the lives ranging from the life of the lease to 40 years.

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate and Accumulated Depreciation

12/31/2008

	2008	2007	2006
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$43,027	$63,682	$35,083
Additions
Acquisitions and Improvements	—	—	28,599
Deductions
Accumulated depreciation		(3,623)
Real estate held for sale/sold	(3,772)	(17,032)	—

Balance at December 31,	$39,255	$43,027	$63,682

Reconciliation of Acc. Depreciation
Balance at January 1,	$2,456	$5,061	$4,311
Additions
Depreciation	203	793	750
Deductions
Real estate held for sale	(346)	(3,398)	—

Balance at December 31	$2,313	$2,456	$5,061

SCHEDULE IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans Receivable on Real Estate

December 31, 2008

Description	Interest rate	Final Maturity Date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
	(dollars in thousands)
Housing for Seniors of Humble	11.5%	12/27/2009	Excess cash flow	$12,790	$2,000	$2,000	$—
Housing for Seniors of Humble	11.5%	12/27/2009	Excess cash flow	12,790	6,363	6,363	—
Unified Housing of Temple	12.0%	12/26/2013	Excess cash flow	10,126	1,487	1,668	—
HFS of Lewisville	12.0%	12/10/2013	Excess cash flow	15,269	2,437	2,735	—
UHF—Cliffs of El Dorado	10.0%	9/15/2010	Excess cash flow	10,018	2,990	2,990	—
Unified Housing of Terrell	12.0%	12/18/2013	Excess cash flow	7,402	1,180	1,323	—
Unified Housing of Parkside Crossing	12.0%	12/29/2013	Excess cash flow	11,751	1,539	1,936	—
Centura Land Mortgage	10.5%	8/28/2013	Interest only	—	7,000	7,000	—
Unified Housing of Tivoli	12.00%	4/30/2010	Excess cash flow		1,825	1,825
Unified Housing of Sendero Ridge	12.00%	12/31/2009	Excess cash flow		5,227	5,227
Unified Housing of Limestone Ranch	12.00%	12/19/2010	Excess cash flow		2,320	2,320
Unified Housing of Limestone Canyon	12.00%	12/19/2010	Excess cash flow		3,080	3,080

				$80,146	$37,448	$38,467	$—

			Interest receivable			2,965
			Allowance			(1,826)

						$39,606

SCHEDULE IV

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans Receivable on Real Estate

December 31, 2008

	2008	2007	2006
	(dollars in thousands)
Balance at January 1	27,441	27,777	$63,230
Additions
New mortgages	12,452	—	—
Conversion of accrued interest to principal	1,539	1,427	—
Increase of interest receivable on mortgage loans	—	—	781
Deductions
Amounts paid	—	(1,763)	(36,234)
Cost of mortgages sold	—	—	—

Balance at December 31	$41,432	$27,441	$27,777

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2008 to ensure that information required to be disclosed in reports that the Company submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2008. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2008, the internal control system over financial reporting met those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

On July 31, 2006, Ken L. Joines, resigned as a director to pursue other opportunities. On August 1, 2006, the members of the Board elected R. Neil Crouch II to fill the vacancy created by Ken L. Joines’ resignation. On February 22, 2007, Ted P. Stokely (a director since April 1990 and Chairman since January 1995) resigned as a Director and Chairman of the Board. On the same date, but effective February 23, 2007, the Board elected R. Neil Crouch II as Chairman of the Board and Martha C. Stephens as a director to replace Mr. Stokely. On March 24th, 2009 R. Neil Crouch II, resigned as Chairman of the Board and as director of the Company, as of such date, a vacancy exists on the Board of Directors.

Directors

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, its former advisor (BCM), or current advisor (SWI), which took over as the contractual advisor from BCM on June 30, 2003, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of SWI, BCM, PIAMI, or an officer of the Company or an officer or director of an affiliate of the Company. The designation “independent”, when used below with respect to a director, means that the director is neither an officer of the Company, nor a director, officer or employee of BCM or PIAMI or Prime or SWI (but may be a director of the Company), although the Company may have certain business or professional relationships with such director as discussed in Part III, Item 13. “Certain Relationships and Related Transactions and Director Independence”.

David E. Allard, 50

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

Robert A. Jakuszewski, 46

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

Peter L. Larsen, 67

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

Martha C. Stephens, 62

Ms. Stephens is retired. Until January 2007 and for more than five years prior thereto, she was employed in various administrative capacities by Prime, which is a contractual advisor to ARI and TCI. She was elected to the Board of Directors effective February 23, 2007 to fill the vacancy on the Board of Directors created by the resignation of Ted P. Stokely.

Effective at the close of business on March 24, 2009, R. Neil Crouch II resigned as a Director of and as Chairman of the Board of Income Opportunity Realty Investors, Inc. (the “Company,” or the “Issuer,” or the “Registrant”). Mr. Crouch had been a director of the Company since August 2006 and Chairman of the Board of the Company since February 23, 2007. Mr. Crouch, age 57, previously was Executive Vice President and Chief Financial Officer of the Company from September 17, 2004 to December 16, 2005 when he resigned to pursue other opportunities. At the time of his resignation as a Director and Chairman of the Board, Mr. Crouch had no disagreement with the Registrant on any matter relating to the registrant’s operations, policies or practices.

Board Meetings and Committees

The Board of Directors held ten meetings during 2008. For such year, no incumbent director attended fewer than 80% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.

The Board of Directors had standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines, are Messrs. Allard (Chairman), Larsen and Jakuszewski. Mr. David Allard, a member and the Chairman of the Committee, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All members of the Audit Committee meet the experience requirements of the listing standards of the AMEX. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met nine times in 2008.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The Board reappointed the members of the Governance and Nominating Committee on September 16, 2006, and again on December 2007 and December, 2008. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met once in 2008.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The Board reappointed the members of the Compensation Committee on December 2006 and again on December 2007, and December 2008. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of management and the Company. The Compensation Committee met once in 2008.

The members of the Board of Directors (each of whom were elected by the stockholders at the last Annual Meeting of Stockholders held on December 11, 2008), on the date of this report and the Committees of the Board on which they serve, are identified below:

	Audit Committee	Compensation Committee	Governance and Nominating Committee
R. Neil Crouch II*
David E. Allard	Chair	✓	✓
Robert A. Jakuszewski	✓	✓	✓
Peter L. Larsen	✓	Chair	Chair
Martha C. Stephens

*	Resigned effective March 24, 2009

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

Director Peter L. Larsen has served in such position since March 2004. In December 2008, the non-management members of the Board of Directors designated him to serve in this position until the Company’s Annual Meeting of Stockholders to be held following the fiscal year ended December 31, 2009.

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

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence in March 2008. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between directors or their affiliates and members of the Company’s senior management or their affiliates. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Allard, Jakuszewski and Larsen are each independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are Daniel J. Moos, President and Chief Operating Officer; Gene S. Bertcher, Executive Vice President and Chief Accounting Officer, Alfred Crozier, Executive Vice President-Residential Construction; and Louis J. Corna, Executive Vice President-General Counsel/Tax Counsel and Secretary. Messrs. Moos Bertcher, Crozier and Corna are employed by Prime. In addition, Mr. Bertcher is employed by New Concept Energy, Inc. (“NCE”). None of the executive officers receive any direct remuneration from the Company, nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, BCM, SWI, other affiliated entities and NCE, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. No family relationship exists among any of the executive officers or directors of the Company.

Daniel J. Moos, 58

President and Chief Operating Officer (effective April 2007) of ARI, TCI, IOT and (effective March 2007) of Prime; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

Alfred Crozier, 56

Executive Vice President, Residential Construction (since November 15, 2006) of the Company and of ARI and TCI. Prior to his selection as an officer of the Company, Mr. Crozier was Managing Director of development (November 2005 to November 2006) for Woodmont Investment Company GP, LLC, a Dallas, Texas based developer of commercial properties and residential units. Prior thereto (from October 2003 to November 2005) he was President of Sterling Builders, Inc., a Spring, Texas construction and consulting company. Prior thereto (from August 2001 through September 2003) he was Vice President of Westchase Construction, LTD, a Houston, Texas based construction firm and for more than five years prior thereto, he was employed by various firms engaged in the construction industry including Trammel Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995). Mr. Crozier is also an architect.

Louis J. Corna, 61

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

Gene S. Bertcher, 60

“Executive Vice President (since February 2008) and Chief Accounting Officer (since May 2008) of the Company, ARL and TCI. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present) and Chief Financial Officer (since January 2003) and a Director (from November 1989 to September 1996 and from June 1999 to present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the AMEX. Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973. Mr. Bertcher is also a Director, Vice President and Treasurer (since March 24, 2009) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.”

Officers

Although not an executive officer of the Company, Daeho Kim currently serves as Treasurer. His position with the Company is not subject to a vote of stockholders. His age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

Daeho Kim, 32

Treasurer (since October 29 2008) of ARL, TCI and IOT. For more than five years prior thereto, Mr. Kim has been employed by Prime in various financial capacities including cash manager and Assistant Director of Capital Markets.

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

SWI has served as the Company’s advisor since June 30, 2003. From 1989 to June 30, 2003, BCM had served as the advisor to the Company and its predecessors. SWI is 100% owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer and a director of SWI, is involved in regular consultation with the officers and directos of SWI and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and the Company. Mr. Crouch, a director of the Company since and Chairman of the Board since February 23, 2007, is an officer and a director of SWI.

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

As of March 24, 2009, the directors and principal officers of SWI are set forth below:

Name	Officer(s)
Gene E. Phillips	Director, Chairman, President and Chief Executive Officer
R. Neil Crouch II*	Director, Vice President, Treasurer and Secretary

*	Resigned effective March 24, 2009

Property Management

Affiliates of BCM provide property management services. Currently, Triad provides such property management services for a fee of 6% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Triad is Prime Income Asset Management, Inc. (“PIAMI”). The limited partner of Triad is HRS Holdings LLC (“HRSHLLC”), a related party. Triad subcontracts the property-level management and leasing of five of the Company’s commercial properties to Regis I, a related party, which is a company owned by HRSHLLC. Regis I also received property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

Real Estate Brokerage

Regis I provide real estate brokerage services to the Company (on a non-exclusive basis). Regis I is entitled to receive a real estate commission for property purchases and sales in accordance with a sliding scale of total fees to be paid (i) maximum fee of 4.5% on the first $2 million of any purchase or sale transaction of which no more than 3.5% would be paid to Regis I or affiliates; (ii) maximum fee of 3.5% on transaction amounts between $2 million and $5 million, of which no more than 3% would be paid to Regis I or affiliates; (iii) maximum fee of 2.5% on transaction amounts between $5 million and $10 million, of which no more than 2% would be paid to Regis I; and (iv) maximum fee of 2% on transaction amounts in excess of $10 million, of which no more than 1.5% would be paid to Regis I or affiliates.

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

During 2008, $67,500 was paid to the non-employee directors in total directors’ fees for all services, including the annual fee for service during the period from January 1, 2008 through December 31, 2008. Those fees received by directors were David E. Allard $17,500, Robert A. Jakuszewski $17,500, Peter L. Larsen $17,500 and Martha C. Stephens $15,000.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 5, 2009.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**
Syntek West, Inc. 1755 Wittington Place, Suite 340 Dallas, Texas 75234	2,518,934	(2)	60.59%

Transcontinental Realty Investors, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	1,037,184		24.84%

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company as of the close of business on March 5, 2009:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**
David E. Allard	—		—
Gene S. Bertcher	1,037,184	(1)	24.84%
Henry A. Butler	1,037,184	(1)	24.84%
R. Neil Crouch II	2,518,934	(2)	60.59%
Alfred Crozier	1,037,184	(1)	24.84%
Louis J. Corna	1,037,184	(1)	24.84%
Sharon Hunt	1,037,184	(1)	24.84%
Robert A. Jakuszewski	1,037,184	(1)	24.84%
Peter L. Larson	—		—
Daniel J. Moos	1,037,184	(1)	24.84%
Ted R. Munselle	1,037,184	(1)	24.84%
Gene E. Phillips	2,518,934	(2)	60.59%
Ted P. Stokely	1,037,184	(1)	24.84%
Martha C. Stephens	—		—
All directors and executive officers as a group (14 people)	3,556,118	(1)(2)	85.43%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,175,113 shares of Common Stock outstanding at March 5, 2009.
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
(2)	Includes 2,382,689 shares owned by Syntek Acquisition Corp. (“SAC”), a wholly owned subsidiary of SWI, of which the directors and executive officers of SWI and SAC (Messer. Crouch and Phillips) may be deemed the beneficial owners by virtue of their position. SWI owns 136,265 shares directly.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

SWI has served as the Company’s advisor since July 1, 2003. SWI is owned by Gene E. Phillips. Mr. Phillips is Chairman, President, Chief Executive Officer, and a director, is involved in regular consultation with the officers and directors of SWI, and has significant influence over the conduct of SWI’s business, including the rendering of advisory services and the making of investment decisions for itself and for the Company.

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

Mr. Bertcher is an officer, director and employee of New Concept Energy and also serves as an officer of ARL and TCI. As such, he owes fiduciary duties to those entities as well as the Company under applicable law.

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

The Company is a partner with TCI in Eton Square, L.P., and TCI owns 1,037,184 shares of Common Stock of IOT (approximately 24.88%).

In 2008, the Company paid SWI and its affiliates and related parties $0.9 million in advisory fees, and $70,000 in mortgage brokerage and equity refinancing fees. In addition, from time to time, the Company has made advances to SWI, which generally have not had specific repayment terms, did not bear interest until July 1, 2005, and have been reflected in the Company’s financial statements as receivables from or payables to affiliates. At December 31, 2008, the Company was owed $35.7 million from SWI. Such advances bear interest at 1% above the Prime rate. During 2008, the Company received interest of $2.3 million.

IOT purchased 10.08 acres of land, located in Dallas County, Texas, from TCI (a related party) for $13.0 million. The purchase price was paid with cash of $7.0 million and the conveyance, to the seller, of $6.0 million in notes receivable held by IOT. The cash was obtained from financing the land acquired in the transaction. The agreement includes a put option whereby IOT has the right to resell the property to the seller for a price of $13.0 million plus a preferred return of 9% per annum accruing from the closing date. Due to the related party nature of the transaction, including the likelihood that IOT will exercise its put option; this transaction has been treated as a financing transaction. IOT continues to carry the $6.0 million of notes as a receivable and has recorded the $7.0 million as a receivable from TCI. TCI pays IOT interest in an amount equal to what IOT pays for its loan on the property.

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

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2008, 2007 and 2006 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

Types of Fees	2008	2007	2006
Audit fees	$72,000	$72,000	$55,755
Audit related fees	—	—
All other fees	—	—
Tax fees	3,990	3,268	2,500

	$75,990	$75,268	$58,255

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

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2008 and 2007

•	Consolidated Statements of Operations—years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows—years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

Schedule IV—Mortgage Loans on Real Estate

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

14.1		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	*	Subsidiaries of the Registrant

31.1	*	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	*	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009

By:	/s/ GENE S. BERTCHER
Gene S. Bertcher, Executive Vice President and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID E. ALLARD David E. Allard	Director	March 31, 2009

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2009

/s/ PETER L. LARSEN Peter L. Larsen	Director	March 31, 2009

/s/ MARTHA C. STEPHENS Martha C. Stephens	Director	March 31, 2009

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Accounting Officer (Principal Financial Officer)	March 31, 2009

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Operating Officer (Principal Executive Officer)	March 31, 2009