Form 10-Q
period 2009-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2009-05-15
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-14784

INCOME OPPORTUNITY REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2615944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas 75234

(Address of principal executive offices)

(Zip Code)

(469) 522-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒Yes        ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *         ☐Yes        ☐No

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐Yes        ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 4, 2009)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2009	December 31, 2008
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$39,255	$39,255
Less accumulated depreciation	(2,372)	(2,313)

Total real estate	36,883	36,942
Notes and interest receivable (including $37,740 in 2009 and $39,606 in 2008 from affiliated and related parties)	39,566	41,432
Less allowance for doubtful accounts	(1,826)	(1,826)

Total notes and interest receivable	37,740	39,606
Cash and cash equivalents	2	52
Investments in unconsolidated subsidiaries and investees	74	74
Affiliate receivable	35,523	38,203
Other assets	3,182	676

Total assets	$113,404	$115,553

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$42,251	$42,319
Accounts payable and other liabilities (including $2 in 2009 and $3 in 2008 from affiliated and related parties)	747	2,460

	42,998	44,779
Commitments and contingencies:
Shareholders’ equity:
Common Stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 and 4,168,214 outstanding shares in 2009 and 2008	42	42
Treasury stock at cost	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	8,448	8,816

Total shareholders’ equity	70,406	70,774

Total liabilities and equity	$113,404	$115,553

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $116 and $88 for 2009 and 2008 respectively from affiliates and related parties)	$387	$324

Expenses:
Property operating expenses (including $6 and $10 for 2009 and 2008 respectively from affiliates and related parties)	205	775
Depreciation and amortization	60	63
General and administrative	49	246
Advisory fee to affiliate	225	227

Total operating expenses	539	1,311

Operating loss	(152)	(987)

Other income (expense):
Interest income (including $434 and $698 for 2009 and 2008 respectively from affiliates and related parties)	434	699
Other income (expense)	(5)	-
Mortgage and loan interest	(727)	(882)

Total other expenses	(298)	(183)

Loss before gain on land sales, non-controlling interest, and taxes	(450)	(1,170)

Loss from continuing operations before tax	(450)	(1,170)
Income tax benefit	82	7,397

Net income (loss) from continuing operations	(368)	6,227

Discontinued operations:
Loss from discontinued operations	-	(8,232)
Gain on sale of real estate from discontinued operations	-	29,367
Income tax benefit (expense) from discontinued operations	-	(7,397)

Net income (loss)	(368)	19,965
Preferred dividend requirement	-	-

Net income (loss) applicable to common shares	$(368)	$19,965

Earnings per share - basic
Income (loss) from continuing operations	$(0.09)	$1.49
Discontinued operations	-	3.30

Net income (loss) applicable to common shares	$(0.09)	$4.79

Earnings per share - diluted
Income (loss) from continuing operations	$(0.09)	$1.49
Discontinued operations	-	3.30

Net income (loss) applicable to common shares	$(0.09)	$4.79

Weighted average common share used in computing earnings per share	4,168,214	4,162,774
Weighted average common share used in computing diluted earnings per share	4,168,214	4,162,774

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009

(unaudited)

(dollars in thousands)

		Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings

	Total	Shares	Amount

Balance, December 31, 2008	$70,774	4,173,675	$42	$(39)	$61,955	$8,816
Net loss	(368)	-	-	-	-	(368)

Balance, March 31, 2009	$70,406	4,173,675	$42	$(39)	$61,955	$8,448

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(368)	$19,965
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Depreciation and amortization	60	88
Loss on non-controlling interest	-	(677)
Gain on sale of income producing properties	-	(29,367)
(Increase) decrease in assets:
Accrued interest receivable	2,636	-
Other assets	(2,470)	1,486
Increase (decrease) in liabilities:
Accrued interest payable	194	-
Other liabilities	(1,714)	2,666

Net cash used in operating activities	(1,662)	(5,839)

Cash Flow From Investing Activities:
Proceeds from sales of income producing properties	-	46,399
Proceeds from notes receivable	(770)	-
Investment in unconsolidated real estate entities	-	422
Intercompany change	2,644	(16,081)

Net cash provided in investing activities	1,874	30,740

Cash Flow From Financing Activities:
Payments on maturing notes payable	(262)	(25,067)

Net cash used in financing activities	(262)	(25,067)

Net decrease in cash and cash equivalents	(50)	(166)
Cash and cash equivalents, beginning of period	52	267

Cash and cash equivalents, end of period	$2	$101

Supplemental disclosures of cash flow information:
Cash paid for interest	$533	$3,461
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

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

Properties

At March 31, 2009, the Company owned or had or owned interests in an office building, a shopping center, 18 acres of land which includes a warehouse currently being used as storage and 211 acres of undeveloped land.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The yearend consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2008.

Dollar amounts in tables are in thousands, except per share amounts.

Certain prior period amounts have been reclassified to conform to current period presentation and to reflect discontinued operations.

Newly issued accounting standards

On January 1, 2009, we adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively. The adoption of SFAS No. 160 had no impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141(R)-1). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on our financials cannot be determined until the transactions occur.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS No. 157-4 must be applied prospectively for interim periods ending after June 15, 2009. We are currently assessing the impact that FSP FAS No. 157-4 may have on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS No. 107) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS No. 107-1 and APB No. 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS No. 107-1 and APB No. 28-1 provides only disclosure requirements; the application of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2 and FAS No. 124-2), which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. FSP FAS No. 115-2 and FAS No. 124-2 must be applied prospectively for interim periods ending after June 15, 2009. We are currently assessing the impact that FSP FAS No. 115-2 and FAS No. 124-2 may have on our financial statements.

NOTE 2. REAL ESTATE ACTIVITY

We neither sold nor acquired properties during the three months ended March 31, 2009. Our properties consist of an office building, a shopping center, 18 acres of land which includes a warehouse currently being used as storage and 211 acres of undeveloped land.

NOTE 3. DISCONTINUED OPERATIONS

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.“ SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Income from discontinued operations includes seven properties that were sold in 2008. There were no properties sold or classified as held for sale as of March 31, 2009. The discontinued operations for the three months ended 2008 includes the gain on sale of the properties previously sold. The following table summarizes income from discontinued operations (dollars in thousands).

	For the Three Months Ended March 31,
	2009	2008
Revenue
Rental	$-	$816
Property operations	-	705

	-	111
Expenses
Interest	-	(2,539)
General and administration	-	(866)
Depreciation	-	(29)

	-	(3,434)

Net loss from discontinued operations before gains on sale of real estate and taxes	-	(3,323)
Gain on sale of discontinued operations	-	29,367
Net income/sales fee to affiliate	-	(4,909)

Income from discontinued operations	-	21,135
Tax expense	-	(7,397)

Income from discontinued operations	$-	$13,738

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale as of March 31, 2008 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operation.

NOTE 4. NOTES AND INTEREST RECEIVABLE AFFILIATED

The notes receivable consists of twelve notes aggregating $39.6 million, including accrued interest. The notes accrue interest ranging from Prime + 2% to 12.00% with maturity dates ranging from August 2009 to December 2013. The notes are primarily excess cash flow notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands).

Borrower	Maturity	Principal Balance	Interest Rate
Housing for Seniors of Humble, LLC	12/27/09	$2,000	11.50%
Housing for Seniors of Humble, LLC	12/27/09	6,363	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,943	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,872	12.00%
Unified Housing Foundation, Inc. (Cliffs of El Dorado)	09/15/10	2,990	10.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	1,445	12.00%
Unified Housing Foundation, Inc. (Tivoli)	12/31/13	1,825	12.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/13	2,172	12.00%
Unified Housing Foundation, Inc. (Sendero Ridge)	12/31/13	5,227	12.00%
Unified Housing Foundation, Inc. (Limestone Ranch)	12/29/13	2,320	12.00%
Unified Housing Foundation, Inc. (Limestone Canyon)	12/19/13	3,080	12.00%
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc. - a related party)	08/10/09	7,000	Prime + 2.00%
Accrued Interest		329
Less: purchase allowance		(1,826)

		$37,740

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of March 31, 2009 (dollars in thousands):

Project	Principal Balance
2010 Valley View	$2,029
Centura Land	7,000
Eagle Crest	2,403
Parkway Center	2,631
Travelers Land *	27,994
Accrued Interest	194

$42,251

*	This mortgage note represents the allocation of a note with an aggregate outstanding balance of $36.5 million as of March 31, 2009. The remaining balance of this note of $8.5 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity. As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

NOTE 6. ADVISORY AGREEMENT

The Company has an Advisory Agreement with Syntek West, Inc. (“SWI”). SWI is responsible for the Company’s day-to-day operations. SWI must formulate and submit to IOT’s Board of Directors for approval an annual budget and business plan containing a twelve-month forecast of operations and cash flow with a general plan for asset sales and purchases, borrowing activity and other investments. SWI reports to the Board quarterly on IOT’s performance against the business plan. The Advisory Agreement further places SWI in a fiduciary relationship to IOT’s stockholders and contains a broad standard governing SWI’s liability for any losses incurred by IOT.

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

Revenues, fees, interest on cash advances and cost reimbursements to SWI (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008

Advisory fee	$225	227
Net sales fee	-	3,100
Net income fee	-	1,809
Income on cash advances from IOT	(434)	(698)

	$(209)	$4,438

NOTE 7. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IOT and its affiliates and related parties have made unsecured advances to each other which includes transactions involving the purchase, sale, and financing of property. In addition, we have a cash management agreement with our advisor. The agreement provides for excess cash to be invested in and managed by our advisor SWI, an affiliated entity. The table below reflects the various transactions between IOT, SWI, and TCI (dollars in thousands).

	SWI	TCI	Total
Balance, December 31, 2008	$35,704	$2,499	$38,203
Cash receipts	(518)	-	(518)
Cash payments	121	-	121
Other additions	709	141	850
Other repayments	(3,133)	-	(3,133)

Balance, March 31, 2009	$32,883	$2,640	$35,523

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

Presented below is operating segment information for the three months ended March 31, 2009 and 2008 (dollars in thousands):

For the Three Months Ended March 31, 2009	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$387	$-	$-	$-	$387
Operating expenses	198	-	2	5	205
Depreciation and amortization	60	-	-	-	60
Mortgage and loan interest	140	-	587	-	727
Interest income	-	-	-	434	434
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$(11)	$-	$(589)	$429	$(171)

Capital expenditures	-	-	-	-	-
Assets	9,190	-	27,693	-	36,883

Property Sales
Sales price	$-	$-	$-	$-	$-
Cost of sale	-	-	-	-	-
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$-	$-	$-	$-

For the Three Months Ended March 31, 2008	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$324	$-	$-	$-	$324
Operating expenses	358	-	318	99	775
Depreciation and amortization	63	-	-	-	63
Mortgage and loan interest	141	-	723	18	882
Interest income	-	-	-	699	699
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$(238)	$-	$(1,041)	$582	$(697)

Capital expenditures	-	-	-	-	-
Assets	9,249	3,541	27,693	-	40,483

Property Sales
Sales price	$-	$49,563	$-	$-	$49,563
Cost of sale	-	20,196	-	-	20,196
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$29,367	$-	$-	$29,367

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations as of March 31,

	2009	2008
Segment operating income	$(171)	$(697)
Other non-segment items of income (expense)
General and administrative	(49)	(246)
Other expenses	(5)	-
Advisory fee	(225)	(227)
Deferred tax	82	7,397

Income (loss) from continuing operations	$(368)	$6,227

The tables below reconcile the segment assets to total assets as of March 31,

	2009	2008
Segment assets	$36,883	$40,483
Investments in real estate partnerships	74	110
Other assets and receivables	76,447	72,601

Total assets	$113,404	$113,194

NOTE 9. RELATED PARTY TRANSACTIONS

We have historically engaged in and will continue to engage in certain business transactions with related parties, including but not limited to asset acquisitions and dispositions. Transactions revolving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interests of our company.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described in Part I Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which investors should review.

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

Real Estate Held for Investment

Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (“SFAS No. 144”), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which ranges from the life of the lease to 40 years.

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

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held-for-sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held-for-sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held-

for-sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held-for-sale. In addition, a corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

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

Interest Recognition on Notes Receivable

Interest income is not recognized on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that cash is received.

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

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statement of cash flows from “Item 1 Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented. The changes in our cash flows are shown below(dollars in thousands):

	2009	2008	Variance
Net cash used in operating activities	(1,662)	(5,839)	4,177
Net cash provided in investing activities	1,874	30,740	(28,866)
Net cash used in financing activities	(262)	(25,067)	24,805

The variance in the operating cash is primarily due the additional cash used for both continued and discontinued operations in the prior period. In the prior period, we had total of ten income producing properties, and there were non-continuing costs incurred prior to the sale of the properties.

The variance in investing cash is due to no proceeds from sales in the current period. In addition, we withdrew cash previously invested with our advisor. In the prior period, we had cash from investing activities due to the sale of six apartment complexes, offset by investing a portion of the proceeds with our advisor.

The variance in financing cash was due to prior period pay down on notes. In the prior period, we paid off the mortgages secured by the apartments with the cash received from the sale of the Midland/Odessa properties. In the current period, the pay down on debt is due to monthly recurring debt payments.

We did not pay quarterly dividends in 2009 or 2008.

Results of Operations

Our current operations consist of an office building, a shopping center and 18 acres of land which includes a warehouse currently being used as storage. Our discontinued operations consist of seven apartment complexes sold in 2008. No properties were sold or held for sale during or subsequent to the quarter ended March 31, 2009.

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

We reported a net loss applicable to common shares of ($0.4 million) or ($0.09) per diluted earnings per share for the three months ended March 31, 2009, as compared to a net income of $20.0 million or $4.79 per diluted earnings per share which includes $29.4 million gain on sale from discontinued operations before tax expense for the same period ended 2008.

Results of operations for the three months ended March 31, 2009 as compared to the same period ended 2008;

Revenues

Rental and other property revenues increased slightly due to an increase within our commercial property portfolio. Our commercial portfolio experienced an increase in occupancy as compared to prior year.

Operating Expenses

Property operating expenses decreased by $0.6 million as compared to the same period ended 2008. The decrease is due to property tax adjustments made in 2008 that were not applicable in 2009.

Other Income Expense

Interest income decreased by $0.3 million as compared to the same period ended 2008. The decrease is due the receipt of cash on the receivables from Unified Housing Foundation, Inc. in the prior period. The notes are excess cash flow notes. Interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

Mortgage loan and interest expense decreased by $0.2 million as compared to prior year. The decrease is due to the continued pay down on the mortgage balance and thus effectively reducing the interest expense.

Discontinued Operations

Discontinued operations relate to seven apartment complexes sold in 2008. No apartment complexes were sold or held for sale during the first quarter ended March 31, 2009. The results of discontinued operations are shown below (dollars in thousands).

	For the Three Months Ended March 31,
	2009	2008
Revenue
Rental	$-	$816
Property operations	-	705

	-	111
Expenses
Interest	-	(2,539)
General and administration	-	(866)
Depreciation	-	(29)

	-	(3,434)

Net loss from discontinued operations before gains on sale of real estate and taxes	-	(3,323)
Gain on sale of discontinued operations	-	29,367
Net income/sales fee to affiliate	-	(4,909)

Income from discontinued operations	-	21,135
Tax expense	-	(7,397)

Income from discontinued operations	$-	$13,738

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

Income Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has alternative minimum tax credit carryforwards available for 2009 and has a loss for federal income tax purposes for the first three months of 2009; therefore, it recorded no provision for income taxes.

At March 31, 2009, IOT had a net deferred tax asset of approximately $2.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

At March 31, 2009 IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands except per share):

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended by this Report, no equity securities of Income Opportunity Realty Investors, Inc.’s stock were purchased. The following table sets forth a summary of the repurchases made during the quarter ended by this Report, and the specified number of shares that may yet be purchased under the program as specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Period
Balance as of December 31, 2008			810,272	89,728
January 31, 2009	-	-	810,272	89,728
February 28, 2009	-	-	810,272	89,728
March 31, 2009	-	-	810,272	89,728

Total	-

(a) On June 23, 2000, the IOT Board of Directors approved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number		Description
3.0		Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1		Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0		Advisory Agreement dated as of July 1, 2003 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2003).

31.1	*	Certification by President and Chief Operating Officer and Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 15, 2009	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)

19