Form 10-Q
period 2009-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2009-08-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 5, 2009)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008
	(dollars in thousands, except share and par value amounts)

Assets
Real estate, at cost	$39,319	$39,255
Less accumulated depreciation	(2,435)	(2,313)

Total real estate	36,884	36,942

Notes and interest receivable (including $39,071 in 2009 and $41,432 in 2008 from affiliated and related parties)	39,071	41,432
Less allowance for doubtful accounts	(1,825)	(1,826)

Total notes and interest receivable	37,246	39,606
Cash and cash equivalents	83	52
Investments in unconsolidated subsidiaries and investees	74	74
Affiliate receivable	34,948	38,203
Other assets	3,655	676

Total assets	$112,890	$115,553

Liabilities and Shareholders’ Equity
Liabilities:

Notes and interest payable	$42,056	$42,319
Accounts payable and other liabilities (including $3 in 2009 and 2008 from affiliated and related parties)	814	2,460

	42,870	44,779
Commitments and contingencies:
Shareholders’ equity:

Common Stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2009 and 2008	42	42

Treasury Stock at cost	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	8,062	8,816

Total shareholders’ equity	70,020	70,774

Total liabilities and equity	$112,890	$115,553

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except share and per share amounts)

Revenues:

Rental and other property revenues (including $112 and $88 for the three months ended, $228 and $175 for the six months ended 2009 and 2008 respectively from affiliates and related parties)	$328	$304	$715	$629

Expenses:
Property operating expenses (including $6 and $18 for the three months ended, $13 and $58 for the six months ended 2009 and 2008 respectively from affiliates and related parties)	60	125	265	900
Depreciation and amortization	63	60	123	123
General and administrative	118	169	167	414
Advisory fee to affiliate	222	222	447	449

Total operating expenses	463	576	1,002	1,886

Operating loss	(135)	(272)	(287)	(1,257)

Other income (expense):
Interest income (including $317 and $836 for the three months ended $751 and $1,534 for the six months ended 2009 and 2008 respectively from affiliates and related parties)	317	836	751	1,534
Other income (expense)	63	230	58	230
Mortgage and loan interest	(559)	(981)	(1,286)	(1,863)
Earnings from unconsolidated subsidiaries and investees	-	(432)	-	(432)
Net income fee to affiliate	-	182	-	182

Total other expenses	(179)	(165)	(477)	(349)

Loss before gain on land sales, non-controlling interest, and taxes	(314)	(437)	(764)	(1,606)

Loss from continuing operations before tax	(314)	(437)	(764)	(1,606)
Income tax benefit (expense)	(72)	121	10	7,505

Net income (loss) from continuing operations	(386)	(316)	(754)	5,899

Discontinued operations:
Loss from discontinued operations	-	(113)	-	(8,346)
Gain on sale of real estate from discontinued operations	-	422	-	29,789
Income tax expense from discontinued operations	-	(121)	-	(7,505)

Net income (loss)	(386)	(128)	(754)	19,837
Preferred dividend requirement	-	-	-	-

Net income (loss) applicable to common shares	$(386)	$(128)	$(754)	$19,837

Earnings per share - basic
Income (loss) from continuing operations	$(0.09)	$(0.08)	$(0.18)	$1.42
Discontinued operations	-	0.05	-	3.35

Net income (loss) applicable to common shares	$(0.09)	$(0.03)	$(0.18)	$4.77

Earnings per share - diluted
Income (loss) from continuing operations	$(0.09)	$(0.08)	$(0.18)	$1.42
Discontinued operations	-	0.05	-	3.35

Net income (loss) applicable to common shares	$(0.09)	$(0.03)	$(0.18)	$4.77

Weighted average common share used in computing earnings per share	4,168,214	4,162,574	4,168,214	4,162,574
Weighted average common share used in computing diluted earnings per share	4,168,214	4,162,574	4,168,214	4,162,574

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009

(unaudited)

(dollars in thousands)

		Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings
	Total	Shares	Amount

Balance, December 31, 2008	$70,774	4,173,675	$42	$(39)	$61,955	$8,816

Net loss	(754)	-	-	-	-	(754)

Balance, June 30, 2009	$70,020	4,173,675	$42	$(39)	$61,955	$8,062

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(754)	$19,837
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Depreciation and amortization	123	172
Loss on non-controlling interest	-	(677)
Gain on sale of income producing properties	-	(29,789)
(Increase) decrease in assets:
Accrued interest receivable	2,964	(559)
Other assets	(2,944)	2,084
Increase (decrease) in liabilities:
Accrued interest payable	-	108
Other liabilities	(1,648)	1,812

Net cash used in operating activities	(2,259)	(7,012)

Cash Flow From Investing Activities:
Proceeds from sales of income producing properties	-	46,399
Proceeds from notes receivable	(603)	-
Real estate improvements	(64)	-
Investment in unconsolidated real estate entities	-	433
Intercompany change	3,219	(14,478)

Net cash provided in investing activities	2,552	32,354

Cash Flow From Financing Activities:
Payments on maturing notes payable	(262)	(25,215)
Stock buyback	-	(2)

Net cash used in financing activities	(262)	(25,217)

Net increase in cash and cash equivalents	31	125
Cash and cash equivalents, beginning of period	52	267

Cash and cash equivalents, end of period	$83	$392

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,286	$2,120
Cash paid for income taxes	$68	$16

Schedule of noncash investing and financing activities:

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

The Company is headquartered in Dallas, Texas and its Common Stock trades on the American Stock Exchange under the symbol “IOT.” Syntek West, Inc. (“SWI”), an affiliated entity, owns approximately 60.4% of the Company’s outstanding stock. SWI serves as the Company’s external advisor. We are an externally advised and managed real estate company. We have no employees.

Properties

At June 30, 2009, the Company owned or had or owned interests in an office building, a shopping center, 18 acres of land which includes a warehouse currently being used as storage and 211 acres of undeveloped land.

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

NOTE 2. REAL ESTATE ACTIVITY

We neither sold nor acquired properties during the six months ended June 30, 2009. Our properties consist of an office building, a shopping center, 18 acres of land which includes a warehouse currently being used as storage and 211 acres of undeveloped land.

NOTE 3. DISCONTINUED OPERATIONS

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. “ SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Income from discontinued operations includes seven properties that were sold in 2008. There were no properties sold or classified as held for sale as of June 30, 2009. The discontinued operations for the three and six months ended 2008 includes the gain on sale of the properties previously sold. The following table summarizes income from discontinued operations (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Rental	$-	$166	$-	$982
Property operations	-	240	-	945

	-	(74)	-	37
Expenses
Interest	-	(7)	-	(2,558)
General and administration	-	(12)	-	(867)
Depreciation	-	(20)	-	(49)

	-	(39)	-	(3,474)

Net loss from discontinued operations before gains on sale of real estate, taxes, fees and minority interest	-	(113)	-	(3,437)
Gain on sale of discontinued operations	-	422	-	29,789
Net income or sales fee to affiliate	-	-	-	(4,909)

Income from discontinued operations, net of minority interest before tax	-	309	-	21,443

Tax expense	-	(121)	-	(7,505)

Income from discontinued operations, net of minority interest	$-	$188	$-	$13,938

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale as of June 30, 2008 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operation.

NOTE 4. NOTES AND INTEREST RECEIVABLE AFFILIATED

The notes receivable consists of twelve notes aggregating $39.1 million, including accrued interest. The notes accrue interest ranging from Prime + 2% to 12.00% with maturity dates ranging from August 2009 to December 2013. The notes are primarily excess cash flow notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands).

Borrower	Maturity	Principal Balance	Interest Rate
Housing for Seniors of Humble, LLC	12/27/09	$2,000	11.50%
Housing for Seniors of Humble, LLC	12/27/09	6,363	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,805	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,872	12.00%
Unified Housing Foundation, Inc. (Cliffs of El Dorado)	09/15/10	2,990	10.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	1,416	12.00%
Unified Housing Foundation, Inc. (Tivoli)	12/31/13	1,825	12.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/13	2,172	12.00%
Unified Housing Foundation, Inc. (Sendero Ridge)	12/31/13	5,228	12.00%
Unified Housing Foundation, Inc. (Limestone Ranch)	12/29/13	2,320	12.00%
Unified Housing Foundation, Inc. (Limestone Canyon)	12/19/13	3,080	12.00%
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc. - a related party)	08/10/09	7,000	Prime + 2.00%
Less: purchase allowance		(1,825)

		$37,246

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of June 30, 2009 (dollars in thousands):

		Principal
Project	Maturity	Balance
2010 Valley View	05/22/12	$2,040
Centura Land	08/22/08	7,000	*
Eagle Crest	11/01/11	2,398
Parkway Center	06/01/36	2,624
Travelers Land	08/10/09	27,994	**

		$42,056

* The bank was taken over by FDIC, new bank is establishing term.

**This mortgage note represents the allocation of a note with an aggregate outstanding balance of $36.5 million as of June 30, 2009. The remaining balance of this note of $8.5 million is held on the books of Transcontinental Realty Investors, Inc., (“TCI”) an affiliated entity. As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

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

Effective July 1, 2009, the agreement with Syntek has been terminated. IOT has engaged Prime Income Asset Management, LLC (“Prime”) as Advisor under the substantially same terms as under the SWI Agreement.

Revenues, fees, interest on cash advances and cost reimbursements to SWI (dollars in thousands):

	For the Six Months Ended June 30,
	2009	2008

Advisory fee	$447	449
Net sales fee	-	3,100
Net income fee	-	1,627
Income on cash advances from IORI	(835)	(1,346)

	$(388)	$3,830

NOTE 7. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IOT and its affiliates and related parties have made unsecured advances to each other which include transactions involving the purchase, sale, and financing of property. In addition, we have a cash management agreement with our advisor. The agreement provides for excess cash to be invested in and managed by our advisor SWI, an affiliated entity. The table below reflects the various transactions between IOT, SWI, and Transcontinental Realty Investors, Inc. (dollars in thousands).

	SWI	TCI	Total
Balance, December 31, 2008	$35,704	$2,499	$38,203
Cash receipts	(796)	-	(796)
Cash payments	131	-	131
Other additions	1,531	200	1,731
Other repayments	(4,198)	(123)	(4,321)

Balance, June 30, 2009	$32,372	$2,576	$34,948

NOTE 8. OPERATING SEGMENTS

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by property type. The Company’s segments are commercial, apartments, land and other. Significant differences between and among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. There are no intersegment revenues and expenses and IOT conducted all of its business within the United States. Presented below is operating segment information for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

For the Three Months Ended June 30, 2009	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$328	$-	$-	$-	$328
Operating expenses	44	-	21	(5)	60
Depreciation and amortization	63	-	-	-	63
Mortgage and loan interest	145	-	414	-	559
Interest income	-	-	-	317	317
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$76	$-	$(435)	$322	$(37)

Capital expenditures	-	-	-	-	-
Assets	9,191	-	27,693	-	36,884

Property Sales
Sales price	$-	$-	$-	$-	$-
Cost of sale	-	-	-	-	-
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$-	$-	$-	$-

	Commercial Properties	Apartments	Land	Other	Total

For the Three Months Ended June 30, 2008
Operating revenue	$304	$-	$-	$-	$304
Operating expenses	155	-	1	(31)	125
Depreciation and amortization	60	-	-	-	60
Mortgage and loan interest	142	-	821	18	981
Interest income	-	-	-	836	836
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$(53)	$-	$(822)	$849	$(26)

Capital expenditures	-	-	-	-	-
Assets	13,742	-	23,399	-	37,141

Property Sales
Sales price	$-	$-	$-	$-	$-
Cost of sale	-	(422)	-	-	(422)
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$422	$-	$-	$422

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	Jun-09	Jun-08
Segment operating income (loss)	$(37)	$(26)
Other non-segment items of income (expense)
General and administrative	(118)	(169)
Other income	63	230
Equity in income of investee	-	(250)
Advisory fee	(222)	(222)
Deferred tax benefit (expense)	(72)	121

Loss from continuing operations	$(386)	$(316)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	For the Three Months Ended
	Jun-09	Jun-08
Segment assets	$36,884	$37,141
Investments in real estate partnerships	74	99
Other assets and receivables	75,932	74,929

Total assets	$112,890	$112,169

For the Six Months Ended June 30, 2009	Properties	Apartments	Land	Other	Total
Operating revenue	$715	$-	$-	$-	$715
Operating expenses	242	-	23	-	265
Depreciation and amortization	123	-	-	-	123
Mortgage and loan interest	286	-	1,000	-	1,286
Interest income	-	-	-	751	751
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$64	$-	$(1,023)	$751	$(208)

Capital expenditures	-	-	-	-	-
Assets	9,191	-	27,693	-	36,884

Property Sales
Sales price	$-	$-	$-	$-	$-
Cost of sale	-	-	-	-	-
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$-	$-	$-	$-

	Commercial Properties	Apartments	Land	Other	Total
For the Six Months Ended June 30, 2008
Operating revenue	$629	$-	$-	$-	$629
Operating expenses	513	-	320	67	900
Depreciation and amortization	123	-	-	-	123
Mortgage and loan interest	283	-	1,544	36	1,863
Interest income	-	-	-	1,534	1,534
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$(290)	$-	$(1,864)	$1,431	$(723)

Capital expenditures	-	-	-	-	-
Assets	13,742	-	23,399	-	37,141

Property Sales
Sales price	$-	$49,563	$-	$-	$49,563
Cost of sale	-	19,774	-	-	19,774
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$29,789	$-	$-	$29,789

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended
	Jun-09	Jun-08
Segment operating loss	$(208)	$(723)
Other non-segment items of income (expense)
General and administrative	(167)	(414)
Other income	58	230
Equity in income of investee	-	(250)
Advisory fee	(447)	(449)
Deferred tax benefit	10	7,505

Income (loss) from continuing operations	$(754)	$5,899

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	For the Six Months Ended
	Jun-09	Jun-08
Segment assets	$36,884	$37,141
Investments in real estate partnerships	74	99
Other assets and receivables	75,932	74,929

Total assets	$112,890	$112,169

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

Interest Recognition on Notes Receivable

Interest income is accrued when due, except for cash flow notes. With respect to cash flow notes, accrued but unpaid interest income is only recognized to the extent that cash is received.

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

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statement of cash flows from Item 1 Financial Statements and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented. The changes in our cash flows are shown below (dollars in thousands):

	2009	2008	Variance
Net cash used in operating activities	(2,259)	(7,012)	4,753
Net cash provided in investing activities	2,552	32,354	(29,802)
Net cash used in financing activities	(262)	(25,217)	24,955

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

Results of Operations

Our current operations consist of an office building, a shopping center and 18 acres of land which includes a warehouse currently being used as storage. Our discontinued operations consist of seven apartment complexes sold in 2008. No properties were sold or held for sale during or subsequent to the quarter ended June 30, 2009.

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

We reported a net loss applicable to common shares of ($754,000) or ($0.18) per diluted earnings per share for the six months ended June 30, 2009, as compared to a net income of $19.8 million or $4.77 per diluted earnings per share which includes a $29.8 million gain on sale from discontinued operations before tax expense for the same period ended 2008. Our net loss applicable to common shares for the three months ended June 30, 2009 was ($386,000) or ($.09) per diluted earnings per shares as compared to a net loss of ($128,000) or ($.03) diluted earnings per share for the same period ended 2008.

Results of operations for the three months ended June 30, 2009 as compared to the same period ended 2008

Revenues

Rental and other property revenues increased slightly due to an increase within our commercial property portfolio. Our commercial portfolio experienced an increase in occupancy as compared to the prior year.

Operating Expenses

Property operating expenses decreased by $65,000 as compared to the same period ended 2008. The decrease is principally due to a refund of prior year’s real estate taxes of $90,000.

Other Income (Expense)

Interest income decreased by $519,000 as compared to the same period ended 2008. The decrease is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. The notes are excess cash flow notes. Interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

Other income (expenses) decreased by $167,000 principally due to an insurance refund in 2008.

Mortgage loan and interest expense decreased by $422,000 as compared to prior year. The decrease is due to refinancing 2010 Valley View mortgage and the continued pay down on the mortgage balance and thus effectively reducing the interest expense.

Discontinued Operations

Discontinued operations relate to seven apartment complexes sold in 2008. No apartment complexes were sold or held for sale during the three months ended June 30, 2009. The results of discontinued operations are shown below (dollars in thousands).

	For the Three Months Ended June 30,
	2009	2008
Revenue
Rental	$-	$166
Property operations	-	240

	-	(74)
Expenses
Interest	-	(7)
General and administration	-	(12)
Depreciation	-	(20)

	-	(39)

Net loss from discontinued operations before gains on sale of real estate, taxes, fees and minority interest	-	(113)
Gain on sale of discontinued operations	-	422
Net income or sales fee to affiliate	-	-

Income from discontinued operations, net of minority interest before tax	-	309
Tax expense	-	(121)

Income from discontinued operations, net of minority interest	$-	$188

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

Results of operations for the six months ended June 30, 2009 as compared to the same period ended 2008;

Revenues

Rental and other property revenues increased slightly due to an increase within our commercial property portfolio. Our commercial portfolio experienced an increase in occupancy as compared to prior year.

Operating Expenses

Property operating expenses decreased by $635,000 as compared to the same period ended 2008. The decrease is principally due to $90,000 in property tax refunds received in 2009 for taxes paid in 2008 as compared to $500,000 in additional tax payments paid in 2008 for 2007.

Other Income (Expense)

Interest income decreased by $783,000 as compared to the same period ended 2008. The decrease is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. The notes are excess cash flow notes. Interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

Mortgage loan and interest expense decreased by $577,000 as compared to prior year. The decrease is due to refinancing the 2010 Valley View mortgage and the continued pay down on the mortgage balance and thus effectively reducing the interest expense.

Discontinued Operations

Discontinued operations relate to seven apartment complexes sold in 2008. No apartment complexes were sold or held for sale during the six months ended June 30, 2009. The results of discontinued operations are shown below (dollars in thousands).

	For the Six Months Ended June 30,
	2009	2008
Revenue
Rental	$-	$982
Property operations	-	945

	-	37
Expenses
Interest	-	(2,558)
General and administration	-	(867)
Depreciation	-	(49)

	-	(3,474)

Net loss from discontinued operations before gains on sale of real estate, taxes, fees and minority interest	-	(3,437)
Gain on sale of discontinued operations	-	29,789
Net income or sales fee to affiliate	-	(4,909)

Income from discontinued operations, net of minority interest before tax	-	21,443
Tax expense	-	(7,505)

Income from discontinued operations, net of minority interest	$-	$13,938

Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has alternative minimum tax credit carry forwards available for 2009 and has a loss for federal income tax purposes for the first six months of 2009; therefore, it recorded no provision for income taxes.

At June 30, 2009, IOT had a net deferred tax asset of approximately $3.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2009, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates

Notes payable:
Variable rate	$7,000,000	7.25%	$70,000

Total decrease in IOT’s annual net income			70,000

Per share			$0.02

ITEM 4T. CONTROLS	AND PROCEDURES

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

During the quarter ended by this Report, no equity securities of Income Opportunity Realty Investors, Inc.’s stock were purchased. The following table sets forth a summary of the repurchases made during the quarter ended by this Report, and the specified number of shares that may yet be purchased under the program as specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)

Period
Balance as of March 31, 2009			810,272	89,728
April 30, 2009	-	-	810,272	89,728
May 31, 2009	-	-	810,272	89,728
June 30, 2009	-	-	810,272	89,728

Total	-

(a) On June 23, 2000, the IOT Board of Directors approved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number		Description
3.0		Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1		Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.2		Advisory Agreement dated as of July 17, 2009 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 10-Q for event occurring July 1, 2009).

31.1	*	Certification by President and Chief Operating Officer and Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 14, 2009	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)