Form 10-Q
period 2009-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2009-11-13
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes        ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *

☐ Yes        ☐ No

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at November 6, 2009)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

BALANCE SHEETS

(unaudited)

	September 30, 2009	December 31, 2008
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$29,504	$31,765
Less accumulated depreciation	-	(250)

Total real estate	29,504	31,515

Real estate held for sale at cost, net of depreciation ($2,209 and $2,063 for 2009 and 2008)	5,375	5,427

Notes and interest receivable from related parties	38,971	41,432
Less allowance for doubtful accounts	(1,826)	(1,826)

Total notes and interest receivable	37,145	39,606
Cash and cash equivalents	108	52
Investments in unconsolidated subsidiaries and investees	74	74
Receivable and accrued interest from related parties	42,082	38,203
Other assets	3,363	676

Total assets	$117,651	$115,553

Liabilities and Shareholders’ Equity

Liabilities:

Notes and interest payable	$37,440	$37,618
Liabilities related to assets held for sale	4,646	4,701
Accounts payable and other liabilities (including $7 in 2009 and $3 in 2008 from affiliated and related parties)	5,944	2,460

	48,030	44,779

Commitments and contingencies:
Shareholders’ equity:

Common Stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2009 and 2008	42	42

Treasury Stock at cost	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	7,663	8,816

Total shareholders’ equity	69,621	70,774

Total liabilities and equity	$117,651	$115,553

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:

Rental and other property revenues (including $68 and $79 for the three months ended, $200 and $211 for the nine months ended 2009 and 2008 respectively from affiliates and related parties)	$68	$115	$208	$247

Expenses:
Property operating expenses (including $0 and $0 for the three months ended, $0 and $6 for the nine months ended 2009 and 2008 respectively from affiliates and related parties)	65	22	148	328
Depreciation and amortization	-	12	40	36
General and administrative (including $8 and $0 for the three months ended, $8 and $0 for the nine months ended 2009 and 2008 respectively from affiliates and related parties)	31	4	189	275
Advisory fee to affiliates	213	218	660	667

Total operating expenses	309	256	1,037	1,306

Operating loss	(241)	(141)	(829)	(1,059)

Other income (expense):
Interest income (including $364 and $455 for the three months ended $1,115 and $1,612 for the nine months ended 2009 and 2008 respectively from affiliates and related parties)	364	485	1,115	2,019
Mortgage and loan interest	(507)	(575)	(1,608)	(2,395)
Gain on involuntary conversion	-	7,434	-	7,434
Earnings from unconsolidated subsidiaries and investees	-	(2)	-	(434)
Net income fee to affiliates	-	(1,055)	-	(873)

Total other income (expenses)	(143)	6,287	(493)	5,751

Income (loss) before gain on land sales, non-controlling interest, and taxes	(384)	6,146	(1,322)	4,692

Income (loss) from continuing operations before tax	(384)	6,146	(1,322)	4,692

Income tax benefit (expense)	(5)	86	66	7,538

Net income (loss) from continuing operations	(389)	6,232	(1,256)	12,230

Discontinued operations:

Income (loss) from discontinued operations	(15)	248	159	(8,251)

Gain on sale of real estate from discontinued operations	-	-	-	29,789

Income tax benefit (expense) from discontinued operations	5	(87)	(56)	(7,538)

Net income (loss)	(399)	6,393	(1,153)	26,230

Preferred dividend requirement	-	-	-	-

Net income (loss) applicable to common shares	$(399)	$6,393	$(1,153)	$26,230

Earnings per share - basic
Income (loss) from continuing operations	$(0.09)	$1.50	$(0.29)	$2.94
Discontinued operations	-	0.04	0.02	3.36

Net income (loss) applicable to common shares	$(0.09)	$1.54	$(0.27)	$6.30

Earnings per share - diluted
Income (loss) from continuing operations	$(0.09)	$1.50	$(0.29)	$2.94
Discontinued operations	-	0.04	0.02	3.36

Net income (loss) applicable to common shares	$(0.09)	$1.54	$(0.27)	$6.30

Weighted average common share used in computing earnings per share	4,168,214	4,162,574	4,168,214	4,162,640
Weighted average common share used in computing diluted earnings per share	4,168,214	4,162,574	4,168,214	4,162,640

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009

(unaudited)

(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2008	$70,774	4,173,675	$42	$(39)	$61,955	$8,816

Net loss	(1,153)	-	-	-	-	(1,153)

Balance, September 30, 2009	$69,621	4,173,675	$42	$(39)	$61,955	$7,663

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(1,153)	$26,230
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Depreciation and amortization	186	231
Impairment of assets	-	434
Loss on non-controlling interest	-	(677)
Gain on sale of income producing properties	-	(29,789)
(Increase) decrease in assets:
Accrued interest receivable	2,964	(1,087)
Other assets	(2,651)	5,492
Increase (decrease) in liabilities:
Accrued interest payable	153	1,018
Other liabilities	3,483	2,526

Net cash provided by operating activities	2,982	4,378

Cash Flow From Investing Activities:
Proceeds from sales of income producing properties	-	46,399
Change in notes receivable	(503)	-
Real estate improvements	(94)	-
Proceeds from sales of land	1,972	-
Intercompany change	(3,915)	(24,463)

Net cash provided by (used in) investing activities	(2,540)	21,936

Cash Flow From Financing Activities:
Payments on maturing notes payable	(386)	(26,541)
Stock buyback	-	(2)

Net cash used in financing activities	(386)	(26,543)

Net increase (decrease) in cash and cash equivalents	56	(229)
Cash and cash equivalents, beginning of period	52	267

Cash and cash equivalents, end of period	$108	$38

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,691	$4,631
Cash paid for income taxes	$84	$16

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

Syntek West, Inc. (“SWI”), an affiliated entity, owned approximately 60.4% of the Company’s outstanding stock until July 16, 2009.

On July 17, 2009, Transcontinental Realty Investors, Inc. (“TCI”), acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI has owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange.

SWI served as the Company’s external advisor until July 1, 2009. Effective July 1, 2009, the Advisory Agreement and the Cash Management Agreement with Syntek was terminated. IOT has engaged Prime Income Asset Management, LLC (“Prime”) as our External Advisor and Cash Manager under the substantially same terms as under the SWI Agreement. Prime also serves as an Advisor and Cash Manager to TCI and American Realty Investors, Inc. (“ARL”). We are an externally advised and managed real estate company. We have no employees.

Properties

At September 30, 2009, the Company owned or had owned interests in an office building, a shopping center, 18.59 acres of land held for future development, which includes a warehouse currently being used for storage and 184.72 acres of undeveloped land.

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

Newly issued accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2009-01 (“ASU No. 2009-01”) was issued to amend topic Accounting Standard Codification 105 (“ASC 105”) “Generally Accepted Accounting Principles” an amendment based on Statement of Financial Accounting Standard No. 168 “the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This amendment establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending on or after September 15, 2009.

On January 1, 2009, the FASB issued SFAS No. 160 now referred to as ASC 810 “Consolidations”. The statement is to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. It requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption had no impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4 now referred to as ASC 820 “Fair Value Measurements and Disclosures”, which provides additional guidance for applying the provisions that define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. It requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a change, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. It was applied prospectively for interim periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS No 107-1 and Accounting Principles Board (APB) No. 28-1 now referred to as ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments”. It required disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required and will be required for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. It was applied prospectively for interim periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165 now referred to as ASC 855 “Subsequent Events”, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It was applied prospectively for interim periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Additionally, on and after the effective date, the concept of a qualified special-purpose entity is no longer relevant for accounting purposes.

NOTE 2. REAL ESTATE ACTIVITY

The highlight of our significant real estate transactions for the nine months ended September 30, 2009 are listed below.

In September 2009, we sold 15.06 acres of Travelers land, located in Farmers Branch, Texas for a sales price of $6.9 million. We received $6.9 million in cash. In addition, we recorded a deferred gain on sale of $4.9 million on the property sold to a related party. A gain will be recognized when the property is sold to a third party.

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

Income from discontinued operations includes seven properties that were sold in 2008. There was also a commercial building and shopping center held for sale as of September 30, 2009. The discontinued operations for the three and nine months ended 2008 includes the gain on sale of the properties previously sold. The following table summarizes income from discontinued operations (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Rental	$244	$221	$878	$1,700
Property operations	130	549	300	1,860

	114	(328)	578	(160)

Expenses
Interest	(77)	(65)	(262)	(2,804)
General and administration	(2)	-	(11)	(871)
Depreciation	(50)	(46)	(146)	(194)

	(129)	(111)	(419)	(3,869)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(15)	(439)	159	(4,029)
Gain on sale of discontinued operations	-	-	-	29,789
Net income or sales fee to affiliate	-	687	-	(4,222)

Income (loss) from discontinued operations before tax	(15)	248	159	21,538

Tax benefit (expense)	5	(87)	(56)	(7,538)

Income (loss) from discontinued operations	$(10)	$161	$103	$14,000

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale as of September 30, 2009 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operation.

NOTE 4. NOTES AND INTEREST RECEIVABLE AFFILIATED

The notes receivable consists of twelve notes aggregating $39.0 million, including accrued interest. The notes accrue interest ranging from Prime + 2% to 12.00% with maturity dates ranging from December 2009 to September 2014. The notes are primarily excess cash flow notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands).

Borrower	Maturity	Principal Balance	Interest Rate
Housing for Seniors of Humble, LLC	12/27/09	$2,000	11.50%
Housing for Seniors of Humble, LLC	12/27/09	6,363	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,805	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,872	12.00%
Unified Housing Foundation, Inc. (Cliffs of El Dorado)	09/15/10	2,990	10.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/13	1,416	12.00%
Unified Housing Foundation, Inc. (Tivoli)	12/31/13	1,826	12.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	2,172	12.00%
Unified Housing Foundation, Inc. (Sendero Ridge)	12/31/13	5,227	12.00%
Unified Housing Foundation, Inc. (Limestone Ranch)	12/29/13	2,320	12.00%
Unified Housing Foundation, Inc. (Limestone Canyon)	12/19/13	3,080	12.00%
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc. - a related party)	09/18/14	6,900	Prime + 2.00%
Less: purchase allowance		(1,826)

		$37,145

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of September 30, 2009 (dollars in thousands):

Project	Maturity		Principal Balance

2010 Valley View	05/22/12		$2,030	(1)

Centura Land	09/18/14		6,900

Eagle Crest	11/01/11		2,393

Parkway Center	06/01/36		2,616	(1)

Travelers Land	08/10/09	(3)	27,994	(2)

Accrued interest			153

			$42,086

(1) Held for sale as of September 30, 2009.

(2) This mortgage note represents the allocation of a note with an aggregate outstanding balance of $36.5 million as of September 30, 2009. The remaining balance of this note of $8.5 million is held on the books of TCI, an affiliated entity. As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

(3) Renegotiating loan

NOTE 6. ADVISORY AGREEMENT

The Company had an Advisory Agreement with Syntek West, Inc. (“SWI”) until July 1, 2009. Effective July 1, 2009, the agreement with Syntek was terminated and an advisory agreement was entered into with Prime on substantially the same terms as the agreement with Syntek. The Advisor is responsible for the Company’s day-to-day operations. The Advisor must formulate and submit to IOT’s Board of Directors for approval an annual budget and business plan containing a twelve-month forecast of operations and cash flow with a general plan for asset sales and purchases, borrowing activity and other investments. The Advisor reports to the Board quarterly on IOT’s performance against the business plan. The Advisory Agreement further placed The Advisor in a fiduciary relationship to IOT’s stockholders and contains a broad standard governing the Advisor’s liability for any losses incurred by IOT.

The Advisor receives, as compensation for its management and advice, monthly advisory fees based on 0.0625% of IOT’s assets annually as well as specific fees for assisting IOT in obtaining financing and completing acquisitions. If IOT’s operating expenses exceed limits specified in the Advisory Agreement, The Advisor is obligated to refund a portion of the advisory fees. The Advisor also receives a net income fee calculated as 7.50% of IOT’s net income.

The Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Effective July 1, 2009, the Advisory Agreement and the Cash Management Agreement with Syntek was terminated. IOT has engaged Prime as Cash Manager under the substantially same terms as under the SWI Agreement. Under the Cash Management Agreement, all funds of the Company are delivered to the Cash Manager which has a deposit liability to the Company and is responsible for investment of all excess funds, which earn interest at the Wall Street Journal Prime rate plus one percent per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The Cash Management Agreement and the Advisory Agreement are automatically renewed each year unless terminated by either party.

Prime also serves as an advisor and cash manager to TCI and ARL.

Revenues, fees, interest on cash advances and cost reimbursements to SWI and Prime (dollars in thousands):

	For the Nine Months Ended September 30,
	2009	2008
Advisory fee	$660	$667
Net sales fee	-	3,100
Net income fee	-	1,995
Cost Reimbursements	8	-
Income on cash advances from IOT	(853)	(1,800)

	$(185)	$3,962

NOTE 7. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IOT and its affiliates and related parties have made unsecured advances to each other which include transactions involving the purchase, sale, and financing of property. In addition, we have a cash management agreement with our advisor. The agreement provides for excess cash to be invested in and managed by our cash management advisor, Prime, as of July 1, 2009, an affiliated entity. The table below reflects the various transactions between affiliates (dollars in thousands).

	SWI	TCI	IHPI	Prime	Total
Balance, December 31, 2008	$35,704	$2,499	$-	$-	$38,203
Cash receipts	(796)	-	-	(419)	(1,215)
Cash payments	131	-	-	1,274	1,405
Other additions	1,531	200	-	8,855	10,586
Other repayments	(4,198)	(2,699)	-	-	(6,897)
Note receivable	(32,372)	17,884	14,488	-	-

Balance, September 30, 2009	$-	$17,884	$14,488	$9,710	$42,082

NOTE 8. OPERATING SEGMENTS

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by property type. The Company’s segments are commercial, apartments, land and other. Significant differences between and among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. There are no intersegment revenues and expenses and IOT conducted all of its business within the United States. Presented below is operating segment information for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2009	Properites	Apartments	Land	Other	Total
Operating revenue	$-	$-	$68	$-	$68
Operating expenses	-	-	50	15	65
Depreciation and amortization	-	-	-	-	-
Mortgage and loan interest	-	-	507	-	507
Interest income	-	-	-	364	364
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$-	$-	$(503)	$363	$(140)

Capital expenditures	-	-	-	-	-
Assets	-	-	29,504	-	29,504

Property Sales
Sales price	$-	$-	$6,891	$-	$6,891
Cost of sale	-	-	1,972	-	1,972
Deferred current gain	-	-	4,919	-	4,919
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$-	$-	$-	$-

	Commercial
	Properites	Apartments	Land	Other	Total
For the Three Months Ended September 30, 2008
Operating revenue	$-	$-	$86	$29	$115
Operating expenses	-	-	25	(3)	22
Depreciation and amortization	-	-	12	-	12
Mortgage and loan interest	-	-	557	18	575
Interest income	-	-	-	485	485
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$-	$-	$(508)	$499	$(9)

Capital expenditures	-	-	-	-	-
Assets	-	-	37,082	-	37,082

Property Sales
Sales price	$-	$-	$-	$-	$-
Cost of sale	-	-	-	-	-
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$-	$-	$-	$-

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:
	For the Three Months Ended
	Sep-09	Sep-08
Segment operating loss	$(140)	$(9)
Other non- segment items of income (expense)
General and administrative	(31)	(4)
Gain on involuntary coversion	-	7,434
Equity in income of investee	-	(2)
Advisory fee	(213)	(218)
Net income fee to affiliate	-	(1,055)
Deferred tax benefit (expense)	(5)	86

Income (loss) from continuing operations	$(389)	$6,232

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	For the Three Months Ended
	Sep-09	Sep-08
Segment assets	$29,504	$37,082
Investments in real estate partnerships	74	98
Other assets and receivables	82,698	81,681
Assets held for sale	5,375	-

Total assets	$117,651	$118,861

	Commercial
For the Nine Months Ended September 30, 2009	Properites	Apartments	Land	Other	Total
Operating revenue	$-	$-	$208	$-	$208
Operating expenses	-	-	139	9	148
Depreciation and amortization	-	-	40	-	40
Mortgage and loan interest	-	-	1,608	-	1,608
Interest income	-	-	-	1,115	1,115
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$-	$-	$(1,579)	$1,106	$(473)

Capital expenditures	-	-	-	-	-
Assets	-	-	29,504	-	29,504

Property Sales
Sales price	$-	$-	$6,891	$-	$6,891
Cost of sale	-	-	1,972	-	1,972
Deferred current gain	-	-	4,919	-	4,919
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$-	$-	$-	$-

	Commercial
	Properites	Apartments	Land	Other	Total
For the Nine Months Ended September 30, 2008
Operating revenue	$-	$-	$218	$29	$247
Operating expenses	-	-	328	-	328
Depreciation and amortization	-	-	36	-	36
Mortgage and loan interest	-	-	2,395	-	2,395
Interest income	-	-	-	2,019	2,019
Gain on land sales	-	-	-	-	-

Segment operating income (loss)	$-	$-	$(2,541)	$2,048	$(493)

Capital expenditures	-	-	-	-	-
Assets	-	-	37,082	-	37,082

Property Sales
Sales price	$-	$49,563	$-	$-	$49,563
Cost of sale	-	19,774	-	-	19,774
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$29,789	$-	$-	$29,789

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:
	For the Nine Months Ended
	Sep-09	Sep-08
Segment operating loss	$(473)	$(493)
Other non- segment items of income (expense)
General and administrative	(189)	(275)
Gain on involuntary coversion	-	7,434
Equity in income of investee	-	(434)
Advisory fee	(660)	(667)
Net income fee to affiliate	-	(873)
Deferred tax benefit	66	7,538

Income (loss) from continuing operations	$(1,256)	$12,230

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	For the Nine Months Ended
	Sep-09	Sep-08
Segment assets	$29,504	$37,082
Investments in real estate partnerships	74	98
Other assets and receivables	82,698	81,681
Assets held for sale	5,375	-

Total assets	$117,651	$118,861

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

NOTE 11. SUBSEQUENT EVENTS

On October 20, 2009, we sold the 2010 Valley View Office building; a 40,666 square foot facility located in Farmers Branch, Texas for a sales price of $3.2 million and recorded a deferred gain of $0.8 million. We also sold the Parkway Centre building; a 28,374 square foot facility located in Dallas, Texas for a sales price of $4.0 million and recorded a deferred gain of $0.6 million due to being sold to a related party.

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

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statement of cash flows from Item 1 Financial Statements and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented. The changes in our cash flows are shown below (dollars in thousands):

	2009	2008	Variance
Net cash provided by operating activities	2,982	4,378	(1,396)
Net cash provided by (used in) investing activities	(2,540)	21,936	(24,476)
Net cash used in financing activities	(386)	(26,543)	26,157

The variance in the operating cash is primarily due the additional cash used for both continued and discontinued operations in the prior period. In the prior period, we had total of ten income producing properties, and there were non-continuing costs incurred prior to the sale of the properties.

The variance in investing cash is due to fewer proceeds from sales in the current period. In addition, we withdrew cash previously invested with our advisor. In the prior period, we had cash from investing activities due to the sale of seven apartment complexes, and current period includes one land sale, offset by investing a portion of the proceeds with our advisor.

The variance in financing cash was due to prior period pay down on notes. In the prior period, we paid off the mortgages secured by the apartments with the cash received from the sale of the Midland/Odessa properties. In the current period, the pay down on debt is due to monthly recurring debt payments.

We did not pay quarterly dividends in 2009 or 2008.

Results of Operations

Our current operations consist of 18.59 acres of land which includes a warehouse currently being used as storage. Our discontinued operations consist of seven apartment complexes sold in 2008, an office building and a shopping center held for sale during or subsequent to the quarter ended September 30, 2009.

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

We reported a net loss applicable to common shares of ($1.2) million or ($0.27) per diluted earnings per share for the nine months ended September 30, 2009, as compared to a net income of $26.2 million or $6.30 per diluted earnings per share which includes a $29.8 million gain on sale from discontinued operations before tax expense for the same period ended 2008. Our net loss applicable to common shares for the three months ended September 30, 2009 was ($399,000) or ($.09) per diluted earnings per shares as compared to a net income of $6.4 million or $1.54 diluted earnings per share for the same period ended 2008.

Results of operations for the three months ended September 30, 2009 as compared to the same period ended 2008

Revenues

Rental and other property revenues decreased $47,000 due to an $18,000 decrease within our storage property and in other miscellaneous income fees in 2008 of $29,000.

Operating Expenses

Property operating expenses increased by $43,000 as compared to the same period ended 2008. The increase is principally due to a third quarter refund of prior year’s real estate taxes in 2008.

General and Administration

General and administration expense increased by $27,000. The increase is due to legal and professional fees during third quarter 2009.

Other Income (Expense)

Interest income decreased by $121,000 as compared to the same period ended 2008. The decrease is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. The notes are excess cash flow notes. Interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

Mortgage loan and interest expense decreased by $68,000 as compared to prior year. The decrease is due to the continued pay down on the mortgage balance and thus effectively reducing the interest expense.

Net income fee to affiliates for 2008 was due to net income and sale of properties in 2008.

Gain on involuntary conversion in 2008 was due to insurance proceeds received from the claim filed for tornado damage incurred on the Falcon Point apartments.

Discontinued Operations

Discontinued operations relate to seven apartment complexes sold in 2008, an office building and a shopping center held for sale during the three months ended September 30, 2009. The results of discontinued operations are shown below (dollars in thousands).

	For the Three Months Ended September 30,
	2009	2008
Revenue
Rental	$244	$221
Property operations	130	549

	114	(328)

Expenses
Interest	(77)	(65)
General and administration	(2)	-
Depreciation	(50)	(46)

	(129)	(111)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(15)	(439)
Gain on sale of discontinued operations	-	-
Net income or sales fee to affiliate	-	687

Income (loss) from discontinued operations before tax	(15)	248
Tax benefit (expense)	5	(87)

Income (loss) from discontinued operations	$(10)	$161

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

Results of operations for the nine months ended September 30, 2009 as compared to the same period ended 2008

Revenues

Rental and other property revenues decreased by $39,000 due to an increase of $15,000 within our storage property and a decrease of $54,000 in other miscellaneous fee income.

Operating Expenses

Property operating expenses decreased by $180,000 as compared to the same period ended 2008. The decrease is principally due to property tax refunds received in 2009 for taxes paid in 2008 and electricity was $10,000 higher in 2008 than 2009.

General and Administration

General and administration expenses decreased by $86,000. The decrease was due to accounting and professional fees which were less in 2009.

Other Income (Expense)

Interest income decreased by $904,000 as compared to the same period ended 2008. The decrease is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. The notes are excess cash flow notes. Interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

Mortgage loan and interest expense decreased by $787,000 as compared to the prior year. The decrease is due to the continued pay down on the mortgage balance and thus effectively reducing the interest expense.

Net income fee to affiliates for 2008 was due to net income and sale of properties in 2008. No fee was booked in 2009 due to a net loss as of October 2009.

Gain on involuntary conversion in 2008 was due to insurance proceeds received from the claim filed for tornado damage incurred on the Falcon Point apartments.

Discontinued Operations

Discontinued operations relate to seven apartment complexes sold in 2008 and an office building and a shopping center held for sale during the nine months ended September 30, 2009. The results of discontinued operations are shown below (dollars in thousands).

	For the Nine Months Ended September 30,
	2009	2008
Revenue
Rental	$878	$1,700
Property operations	300	1,860

	578	(160)

Expenses
Interest	(262)	(2,804)
General and administration	(11)	(871)
Depreciation	(146)	(194)

	(419)	(3,869)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	159	(4,029)
Gain on sale of discontinued operations	-	29,789
Net income or sales fee to affiliate	-	(4,222)

Income from discontinued operations before tax	159	21,538
Tax expense	(56)	(7,538)

Income from discontinued operations	$103	$14,000

Taxes

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has alternative minimum tax credit carry forwards available for 2009 and has a loss for federal income tax purposes for the first nine months of 2009; therefore, it recorded no provision for income taxes.

At September 30, 2009, IOT had a net deferred tax asset of approximately $3.3 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At September 30, 2009, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:

Variable rate	$6,900	6.50%	$69,000

Total decrease in IOT’s annual net income			69,000

Per share			$0.02

ITEM 4T.	CONTROLS AND PROCEDURES

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

During the quarter ended by this Report, no equity securities of Income Opportunity Realty Investors, Inc.’s stock were purchased. The following table sets forth a summary of the repurchases made during the quarter ended by this Report, and the specified number of shares that may yet be purchased under the program as specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Period
Balance as of June 30, 2009			810,272	89,728
July 31, 2009	-	-	810,272	89,728
August 31, 2009	-	-	810,272	89,728
September 30, 2009	-	-	810,272	89,728

Total	-

(a) On June 23, 2000, the IOT Board of Directors approved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.     EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number		Description
3.0		Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1		Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.2		Advisory Agreement dated as of July 17, 2009 between Income Opportunity Realty Investors, Inc. and Syntek West, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 10-Q for event occurring July 1, 2009).

31.1	*	Certification by President and Chief Operating Officer and Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 13, 2009	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer