Form 10-K
period 2009-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2010-03-31
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,825,600 based upon a total of 612,096 shares held as of June 30, 2009 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 25, 2010, there were 4,168,214 shares of common stock outstanding.

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

On July 17, 2009, Transcontinental Realty Investors, Inc. (“TCI”), acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 of the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI has owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange.

SWI served as the Company’s external advisor from July 1, 2003 until July 1, 2009. Effective July 1, 2009, the Advisory Agreement and the Cash Management Agreement with SWI was terminated. IOT has engaged Prime Income Asset Management, LLC (“Prime”) as our Contractual Advisor under the substantially same terms as under the SWI Agreements. Prime also serves as an Advisor to TCI and American Realty Investors, Inc. (“ARL”). We are an externally advised and managed real estate company. We have no employees. Our principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234.

Our primary business is investing in real estate. We divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center in October 2009, resulting in land held for development or sale remaining as our sole operating segment. At December 31, 2009, our land consisted of 203.31 acres of land held for future development or sale. All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on over $36.9 million of note receivables due from affiliated and/or related parties.

Significant transactions

The significant transactions that occurred throughout the current year are listed below.

On September 3, 2009, we sold 15.06 acres of Travelers land, located in Farmers Branch, Texas for a sales price of $6.9 million. The property was sold to a related party; therefore the gain of $4.9 million was deferred and will be recorded upon sale to a third party.

In October 2009, we sold the 2010 Valley View office building; a 40,666 square foot facility located in Farmers Branch, Texas for a sales price of $3.2 million. We received $1.2 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.0 million. The property was sold to a related party; therefore the gain of $0.8 million was deferred and will be recorded upon sale to a third party. We also sold the Parkway Centre retail shopping center; a 28,374 square foot facility located in Dallas, Texas for a sales price of $4.0 million. We received $1.3 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.6 million. The property was sold to a related party; therefore the gain of $0.6 million was deferred and will be recorded upon sale to a third party.

Business Plan

Our business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate related activities through investments in mortgage loans. All of our real estate is located in the southwest region of the continental United States. The land portfolio is currently our sole operating segment.

Our business is not seasonal. Management has determined to pursue a balanced investment strategy, seeking both current income and capital appreciation. With respect to new investments, management’s plan of operation is to acquire above average apartment and commercial properties, in keeping with the current class of properties in our real estate portfolio. Management intends to focus on income-producing property acquisitions to maintain a balance between income-producing and non-income-producing properties. Management does not expect that we will seek to fund or acquire additional mortgage loans. We may, however, originate mortgage loans in conjunction with providing purchase money financing of a property acquisition.

Management of the Company

IOT’s contractual advisor is Prime, a Nevada limited liability company, the sole member of which is Prime Income Asset Management, Inc. a Nevada corporation (“PIAMI”) which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. See also Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor.”

Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies that guide it, the day-to-day operations of the Company are performed by Prime, the contractual advisor under the supervision of the Board. Prime’s duties include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investments, acquisitions and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with the Company’s business plan and investment decisions made by the Board. IOT has no employees.

Affiliates of Prime provide property management services to IOT. To the extent we own operating properties, Triad Realty Services, LP (“Triad”) provides property management services. Triad subcontracts with other entities for the provision of property-level management services to IOT. The general partner of Triad is PIAMI, the sole member of Prime. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of IOT’s office buildings and the commercial property owned by a real estate partnership, in which IOT and TCI are partners, to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. Regis I is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance”.

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

As described above (and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”) some of the officers and directors of IOT also serve as officers or directors of certain other entities, such as Prime, PIAMI, ARI and TCI, some of which have business objectives similar to those of IOT. Two of IOT’s directors also serve as directors of both ARI and TCI. IOT’s directors, officers and advisor owe fiduciary duties to such other entities as well as to IOT under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors and contractual advisors consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity’s existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity that has these funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of such entities. In addition, IOT also competes with other entities, which may have investment objectives similar to IOT’s and may compete with it in the acquisition, sale, leasing and financing of real estate. In resolving any potential conflicts of interest that may arise, Prime has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

Available Information

IOT’s Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “IOT”. We maintain an internet website at http://www.incomeopp-realty.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and our Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on our website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

ITEM 1A. RISK	FACTORS

Risk Factors Related to Our Business

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.

We may not be able to compete successfully with other entities that operate in our industry.

We experience a great deal of competition in attracting purchasers for our properties and in locating land to develop and properties to acquire.

In our effort to lease our properties, we compete with a broad spectrum of other entities in each of our markets. These competitors include, among others, publicly held REITs, privately held entities and individual property owners. Some of these competitors may be able to offer more attractive financial terms than we are able to offer.

If the availability of land or high quality properties in our markets diminishes, our operating results could be adversely affected.

We may experience increased operating costs, which could adversely affect our financial results and the value of our properties.

Our properties are subject to increases in operating expenses such as insurance, administrative costs and other costs associated with security and maintenance of our properties. While our current tenants generally are obligated to pay a portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without, at the same time, decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service our indebtedness could be adversely affected.

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

We had total indebtedness at December 31, 2009 of approximately $37.1 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

On December 31, 2009, our portfolio consisted of 203.3 acres of land held for development or sale. The table below shows information relating to the land owned:

Land	Location	Acres
Mercer Crossing Multi-Tracts	Farmers Branch, TX	203.3

Total		203.3

ITEM 3.	LEGAL PROCEEDINGS

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

Registrant’s Annual Meeting of Stockholders occurred on December 10, 2009, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 (the “Exchange Act”). There was no solicitation in opposition to the management nominees listed in the Proxy Statement and all of such nominees were elected. At the annual meeting, stockholders were asked to consider and vote upon the election of directors and the ratification of the selection of the independent registered public accounting firm for IOT for the fiscal year ending December 31, 2009 and any interim period. With respect to each nominee for election as a director, the following information sets forth the number of votes cast for or withheld:

	Shares Voting
Director	For	Withheld Authority
Robert A. Jakuszewski	3,831,146	12,979
Peter L. Larsen	3,832,806	11,319
Ted R. Munselle	3,825,498	18,627
Martha C. Stephens	3,832,806	11,319

There were no broker non-votes on the election of directors. All nominees were elected.

With respect to the ratification of Swalm & Associates, P.C., as the independent registered public accountant for the Company for the fiscal year ending December 31, 2009 and any interim period, 3,823,153 votes were received in favor of such proposal, 6,705 votes were received against such proposal and 14,267 votes abstained; there were no broker non-votes on this issue.

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

	2009		2008
	High	Low	High	Low
First Quarter	$8.10	$3.60	$6.75	$4.74
Second Quarter	$9.83	$3.40	$11.25	$5.01
Third Quarter	$7.97	$4.11	$6.49	$4.52
Fourth Quarter	$8.40	$4.08	$10.20	$3.05

On March 25, 2010, the closing sale price of the Company’s Common Stock on the AMEX was $5.60 per share. The approximate number of record holders of our common stock at March 25, 2010 was 700.

Performance Graph

The following graph compares the cumulative total stockholder return on shares of Common Stock of the Company with the Dow Jones Industrial Average (“DJ Industrial”) and the Dow Jones Real Estate Investment Index (“DJ Real Estate Index”). The comparison assumes that $100 was invested on December 31, 2004, in shares of Common Stock of the Company, and in each of the indices, and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

$100 invested on 12/31/04 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09
Income Opportunity Realty Investors, Inc.	$100.00	$118.20	$124.77	$101.31	$106.94	$157.60
Dow Jones US Real Estate	$100.00	$99.39	$115.58	$123.02	$81.39	$96.71
Dow Jones Industrial	$100.00	$109.01	$145.15	$116.33	$69.18	$85.32

No cash dividends on the Company’s Common Stock were declared or paid in 2007, 2008 or 2009. Although no express intention or policy with respect to the future declaration or payment of cash dividends has been adopted by the Board of Directors, it is unlikely that any cash dividends on the Company’s Common Stock will be declared or paid in 2010.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 300,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 900,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. During the three months ended December 31, 2009, no share repurchases occurred. The following table represents shares repurchased during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of September 30, 2009			810,272	89,728
October 31, 2009	—	—	810,272	89,728
November 30, 2009	—	—	810,272	89,728
December 31, 2009	—	—	810,272	89,728
Total	—

(a)	On June 23, 2005, the IOT Board of Directors approved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	SELECTED FINANCIAL DATA

INCOME OPPORTUNITY REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$246	$310	$402	$503	$1,424
Total operating expenses	191	381	222	287	2,450

Operating (loss) income	55	(71)	180	216	(1,026)
Other income (expense)	1,355	5,283	(356)	(587)	2,021

Income (loss) before gain on land sales, minority interest, and taxes	1,410	5,212	(176)	(371)	995
Gain on land sales	—	—	—	—	—
Income tax benefit (expense)	(493)	7,524	(170)	222	—

Net income (loss) from continuing operations	917	12,736	(346)	(149)	995

Net income from discontinuing operations, net of non-controlling interest	3	13,973	(317)	413	310

Net income (loss)	920	26,709	(663)	264	1,305
Net income (loss) attributable to non-controlling interest	—	—	(72)	(92)	72

Net income (loss) applicable to common shares	$920	$26,709	$(735)	$172	$1,377

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$0.22	$3.06	$(0.10)	$(0.04)	$0.26
Discontinued operations	—	3.35	(0.08)	0.08	0.07

Net income (loss) applicable to common shares	$0.22	$6.41	$(0.18)	$0.04	$0.33

Weighted average common share used in computing earnings per share	4,168,214	4,168,264	4,168,414	4,173,675	4,168,035
Earnings per share—diluted
Income (loss) from continuing operations	$0.22	$3.06	$(0.10)	$(0.04)	$0.26
Discontinued operations	—	3.35	(0.08)	0.08	0.07

Net income (loss) applicable to common shares	$0.22	$6.41	$(0.18)	$0.04	$0.33

Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,264	4,168,414	4,173,675	4,168,035

Note: All share data including earnings per share has been adjusted to reflect the 3-for-1 forward split in the form of a 200% stock dividend in May 2005.

BALANCE SHEET DATA
Real estate, net	$29,503	$36,942	$57,603	$58,621	$30,772
Notes and interest receivable, net	$36,992	$38,015	$27,441	$27,777	$63,230
Total assets	$115,665	$115,553	$116,307	$108,911	$99,341
Notes and interest payables	$37,080	$42,319	$69,506	$61,546	$54,674
Shareholders’ equity	$71,694	$70,774	$44,744	$45,444	$45,180
Book value per share	$17.20	$16.98	$10.73	$10.89	$10.84

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of December 31, 2009, we owned or had interests in 203.3 acres of land held for future development or sale.

Our primary source of revenue is from the interest income received on our notes receivable and the rents collected on our commercial properties, and sales of properties.

Significant Transactions

    Significant transactions for the year ended December 31, 2009 include the following:

On September 3, 2009, we sold 15.06 acres of Travelers land, located in Farmers Branch, Texas for a sales price of $6.9 million. The property was sold to a related party; therefore the gain of $4.9 million was deferred and will be recorded upon sale to a third party.

In October 2009, we sold the 2010 Valley View office building; a 40,666 square foot facility located in Farmers Branch, Texas for a sales price of $3.2 million. We received $1.2 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.0 million. The property was sold to a related party; therefore the gain of $0.8 million was deferred and will be recorded upon sale to a third party. We also sold the Parkway Centre retail shopping center; a 28,374 square foot facility located in Dallas, Texas for a sales price of $4.0 million. We received $1.3 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.6 million. The property was sold to a related party; therefore the gain of $0.6 million was deferred and will be recorded upon sale to a third party.

Our Board of Directors is responsible for managing the affairs of our Company and for setting the policies which guide the Company. The Company’s day-to-day operations are managed by Prime. Prime’s duties include, among other things, locating, investigating, evaluating and recommending real estate, mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as consultant in connection with our business plan and investment decisions made by the Board.

FASB Accounting Standards Codification

The company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

Basis of presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby the Company has been determined to be a primary beneficiary of the VIE and meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. IOT’s investment in Eton Square is accounted for under the equity method.

Real estate, depreciation, and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements – 20-40 years; furniture, fixtures and equipment – 5-10 years). The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held-for-sale

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

Cost Capitalization

Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets. The Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the company’s weighted average interest rate of non-project specific debt.

The company capitalizes interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy to the date on which the project achieves 80% economic occupancy.

The company capitalizes leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. The company allocates these costs to individual tenant leases and amortizes them over the related lease term.

Fair value measurement

The company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1—Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2—Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recognition of Revenue

Our revenues are composed largely of interest income on notes receivable and also include rents received on a storage warehouse. In accordance with ASC 805 “Business Combinations”, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases, as applicable.

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Non-performing Notes Receivable

The Company considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest recognition on notes receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent cash is received.

Allowance for estimated losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 for details on our Notes Receivable.

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense. Our aggregate obligations subsequent to December 31, 2009 are shown in the table below (dollars in thousands):

	Total	2010	2011	2012-2014	Thereafter
Long-term debt obligation	$41,312	$2,737	$31,147	$7,428	$—
Capital lease obligation	—	—	—	—	—
Operating lease obligation	—	—	—	—	—
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$41,312	$2,737	$31,147	$7,428	$—

Results of Operations

The following discussion is based on our Consolidated Financial Statements “Consolidated Statement of Operations” for the years ended December 31, 2009, 2008, and 2007 from Part I, Item 8., “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held for future development or sale. There is a warehouse located on one of the land parcels that is used for storage and generates some revenues through the leasing of that storage space. Our operating expenses relate mainly to the administration and maintenance costs associated with the land held for development or sale and storage space.

We also have other income and expense items. We receive interest income from the funds deposited with our advisor at a rate of prime plus 1%. We have receivables from our affiliates which also provide interest income. Our other significant expense item is from the mortgage expense which includes interest payments on the debt secured by our properties.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

We had a net income applicable to common shares of $0.92 million or $0.22 per diluted earnings per share for the year ended December 31, 2009 which included income from discontinued operations, net of non-controlling interest, of $3,000, as compared to a net income applicable to common shares of $26.71 million or $6.41 per diluted earnings per share for the same period ended 2008 which includes income from discontinued operations, net of non-controlling interest, of $13.97 million.

Property revenue and operating expense

Property operations expenses decreased due to an overall decrease in costs and additional repairs and maintenance incurred.

General and administrative

General and administrative expense decreased in 2009. The decrease was attributable to franchise taxes, accounting fees and professional fees which were less in 2009. The accounting fees expensed in 2008 included accounting fees for 2007 and 2008.

Other income (expense)

Our interest income has increased as compared to the prior period. The increase is due to payments received on our notes receivables from Unified Housing Foundation, an affiliated entity. The receivables are surplus cash flow notes. The entity is required to pay on the notes when they generate surplus cash flow, thus interest income is recorded when received.

Mortgage loan interest expense has decreased primarily due to a reduction of loan fees paid in the current year.

Earnings from unconsolidated subsidiaries and investees increased due to writing off the majority of the value of our investment in Nakash Income Associates in the prior year.

Income from involuntary conversion is due to insurance proceeds received in 2008, from the tornado damage incurred on the Falcon Point apartments. There were no involuntary conversions in the current year.

Due to the overall positive income, we had a net income fee expense due to our advisor. This fee is based on a percentage of total net income. Our net income in the prior year was higher than the current year, therefore the fee decreased.

Discontinued operations

Our discontinued operations for 2009 consist of two commercial properties sold. In 2008, discontinued operations consist of the two commercial properties sold in 2009 and seven apartment complexes sold in 2008. The office building and shopping center, 2010 Valley View and Parkway Centre, were sold in October 2009. Six of the apartment complexes; Brighton Court, Del Mar, Enclave, Meridian, Signature Place, and Sinclair Place, which are known as the Midland/Odessa properties, were sold in January 2008. One of the apartments, Falcon Point, was reclassified to discontinued operations in May 2008 due to the condemnation of the property as a result of tornado damage and management’s subsequent decision to sell the property. The property was sold “As-Is” in November 2008. The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. Included in discontinued operations for 2008 is a gain of $29.8 million, net of non-controlling interest, on the sale of the Midland/Odessa properties. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2009	2008
Revenue
Rental	$964	$1,963
Property operations	354	1,725

	610	238
Expenses
Interest	(448)	(2,900)
General and administration	(11)	(885)
Depreciation	(146)	(194)

	(605)	(3,979)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	5	(3,741)
Gain on sale of discontinued operations	—	29,750
Net income/sales fee to affiliate	—	(4,512)

Income (loss) from discontinued operations, net of non-controlling interest before tax	5	21,497
Tax benefit (expense)	(2)	(7,524)

Income (loss) from discontinued operations, net of non-controlling interest	$3	$13,973

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

We had net income applicable to common shares of $26.71 million or $6.41 per diluted earnings per share in 2008, which includes income from discontinued operations of $13.97 million, as compared to a net loss applicable to common shares of ($735,000) or ($0.18) per diluted earnings per share in 2007, which includes a loss from discontinued operations of ($317,000) for the same period ended 2007.

Property revenue and operating expense

Rental and other property revenues decreased from $402,000 in 2007 to $310,000 in 2008. The decrease was due to a loss in rental revenues within our storage property.

Property operating expenses increased from $222,000 in 2007 to $381,000 in 2008. The increase was due to an overall increase in costs and additional repairs and maintenance incurred.

Advisory fees decreased from $1,034,000 in 2007 to $895,000 in 2008. The advisory fees are based on the total net assets. We sold six apartment complexes in January 2008 and one in November 2008, reducing our asset base, thus reducing our fee.

Other income (expense)

Interest income decreased from $4.0 million in 2007 to $3.0 million in 2008. The decrease is due to no longer accruing interest income on our surplus cash flow notes receivable from Unified Housing Foundation, an affiliated entity. This entity is required to pay on the notes when they generate surplus cash flow, thus interest income is recorded when payments received.

Mortgage and loan interest decreased in 2008 due to a decrease in the interest rate on the Travelers land mortgage.

Discontinued operations

Our discontinued operations for 2007 and 2008 consist of seven apartment complexes sold in 2008 and an office building and a shopping center sold subsequent to 2008. The office building and shopping center, 2010 Valley View and Parkway Centre, were sold in October 2009. Six of the apartment complexes; Brighton Court, Del Mar, Enclave, Meridian, Signature Place, and Sinclair Place which are known as the Midland/Odessa properties were sold in January 2008. One of the apartments, Falcon Point, was reclassified to discontinued operations in May 2008 due to the condemnation of the property as a result of tornado damage and management’s subsequent decision to sell the property. The property was sold “As-Is” in November 2008. The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations, as shown below (dollars in thousands):

	For Years Ended December 31,
	2008	2007
Revenue
Rental	$1,963	$8,170
Property operations	1,725	4,631

	238	3,539
Expenses
Interest	(2,900)	(3,261)
General and administration	(885)	(19)
Depreciation	(194)	(746)

	(3,979)	(4,026)

Net loss from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	(3,741)	(487)
Gain on sale of discontinued operations	29,750	—
Net income/sales fee to affiliate	(4,512)	—

Income (loss) from discontinued operations, net of non-controlling interest before tax	21,497	(487)
Tax benefit (expense)	(7,524)	170

Income (loss) from discontinued operations, net of non-controlling interest	$13,973	$(317)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meeting debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

Our primary source of cash is from rents, collection on receivables, sale of assets, and refinancing of existing mortgages. In 2010, we will refinance debt obligations as they become due and generate cash from interest payments on notes receivable, storage rents and sale of properties. However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all our obligations as they mature, we may sell real estate, refinance real estate, and incur additional borrowings secured by real estate to meet our cash requirements.

Financial Position

The following impacted our balance sheet as of December 31, 2009:

Our Real estate at cost decreased due the sale of the office building, 2010 Valley View and shopping center, Parkway Centre in October 2009. The sale of these income-producing projects reduces our real estate costs and the assets that remain include a storage warehouse and land held for development or sale.

The Notes and interest payable balance decreased in connection with the disposition of the mortgage on the 2010 Valley View and Parkway Centre properties and our continued pay down of our debt obligations.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $2,000 and $52,000 as of December 31, 2009 and December 31, 2008, respectively. The decrease was a result of the following increases and decreases in cash flows (dollars in thousands).

	Year ended December 31,
	2009	2008	Variance
	(amounts in thousands)
Net cash provided by (used in) operating activities	$1,566	$(2,336)	$3,902
Net cash provided by (used in) investing activities	$3,623	$29,143	$(25,520)
Net Cash provided by (used in) financing activities	$(5,239)	$(27,022)	$21,783

Our cash from operating activities has increased from the prior year. This change is primarily due to the receipt of interest income from our notes receivable from Unified Housing Foundation.

Our cash from investing activities decreased from the prior year due to fewer sales in the current period. In addition, we withdrew cash previously invested with our advisor. In the prior period, we had cash from investing activities due to the sale of seven apartment complexes, and the current period includes one land sale and two income-producing projects sold, offset by investing a portion of the proceeds with our advisor.

Our cash used in financing activities decreased from the prior period due to the payoff, in 2008, of the mortgages on the six Midland/Odessa properties and the Falcon Point apartment complex. In the current year, we made regular monthly debt payments and paid off the mortgages for 2010 Valley View and Parkway Centre properties.

We paid no dividends in 2009, 2008, or 2007. It is unlikely that we will pay any quarterly dividends in 2010.

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

IOT is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IOT does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IOT’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IOT’s market risk is exposure to short-term interest rates from variable rate borrowings. If market interest rates for variable rate debt average 100 basis points more in 2010 than they did during 2009, IOT’s interest expense would increase and net income would decrease by $346,930. This amount is determined by considering the impact of hypothetical interest rates on IOT’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IOT’s financial structure.

The following table contains only those exposures that existed at December 31, 2009. Anticipation of exposures or risk on positions that could possibly arise was not considered. IOT’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Assets
Market securities at fair value							$—
Note Receivable
Variable interest rate—fair value							$6,900
Instrument’s maturities	$—	$—	$—	$—	$6,900	$—	$6,900
Instrument’s amortization	—	—	—	—	—	—	—
Interest	362	362	362	362	272	—	1,721
Average Rate	5.25%	5.25%	5.25%	5.25%	5.25%	0.00%

Fixed interest rate—fair value							$31,918
Instrument’s maturities	$2,990	$—	$—	$28,928	$—	$—	$31,918
Instrument’s amortization	—	—	—	—	—	—	—
Interest	3,618	3,442	3,442	3,442	—	—	13,945
Average Rate	11.73%	11.90%	11.90%	11.90%	0.00%	0.00%

	2010	2011	2012	2013	2014	Thereafter	Total
Notes Payable
Variable interest rate—fair value							$34,693
Instrument’s maturities	$—	$26,714	$—	$—	$5,796	$—	$32,510
Instrument’s amortization	914	717	276	276	—	—	2,183
Interest	1,613	1,190	408	390	282	—	3,883
Average Rate	4.86%	5.06%	6.50%	6.50%	6.50%	0.00%

Fixed interest rate—fair value							$2,387
Instrument’s maturities	$—	$2,334	$—	$—	$—	$—	$2,334
Instrument’s amortization	27	26	—	—	—	—	53
Interest	183	166	—	—	—	—	349
Average Rate	7.72%	7.72%	0.00%	0.00%	0.00%	0.00%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Income Opportunity Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity and its cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

Plano, Texas

March 31, 2010

INCOME OPPORTUNITY REALTY INVESTORS, INC.

BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$29,503	$39,255
Less accumulated depreciation	—	(2,313)

Total real estate	29,503	36,942
Notes and interest receivable from related parties	38,818	39,841
Less allowance for doubtful accounts	(1,826)	(1,826)

Total notes and interest receivable	36,992	38,015
Cash and cash equivalents	2	52
Investments in unconsolidated subsidiaries and investees	92	74
Receivable and accrued interest from related parties	46,676	38,203
Other assets	2,400	676

Total assets	$115,665	$113,962

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$37,080	$42,319
Liabilities related to assets held for sale	—	—
Accounts payable and other liabilities (including $6,552 in 2009 and $212 in 2008 from affiliated and related parties)	6,891	869

	43,971	43,188
Commitments and contingencies:
Shareholders’ equity:
Common Stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2009 and 2008	42	42
Treasury Stock at cost	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	9,736	8,816

Total shareholders’ equity	71,694	70,774

Total liabilities and shareholders’ equity	$115,665	$113,962

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $241 and $249 and $242 for the year ended 2009 and 2008 and 2007 respectively from affiliates and related parties)	$246	$310	$402

Expenses:
Property operating expenses (including $5 and $8 and $12 for the year ended 2009 and 2008 and 2007 respectively from affiliates and related parties)	191	381	222
Depreciation and amortization	40	60	48
General and administrative (including $117 and $0 and $0 for the year ended 2009 and 2008 and 2007 respectively from affiliates and related parties)	405	599	728
Advisory fee to affiliates	881	895	1,034

Total operating expenses	1,517	1,935	2,032

Operating loss	(1,271)	(1,625)	(1,630)

Other income (expense):
Interest income (including $4,661 and $2,964 and $3,944 for the year ended 2009 and 2008 and 2007 respectively from affiliates and related parties)	4,661	2,993	3,946
Mortgage and loan interest	(1,883)	(2,043)	(2,509)
Gain on involuntary conversion	—	7,356	—
Earnings from unconsolidated subsidiaries and investees	18	(458)	17
Net income fee to affiliates	(115)	(1,011)	—

Total other income (expenses)	2,681	6,837	1,454

Income (loss) before gain on land sales, non-controlling interest, and taxes	1,410	5,212	(176)

Income (loss) from continuing operations before tax	1,410	5,212	(176)
Income tax benefit (expense)	(493)	7,524	(170)

Net income (loss) from continuing operations	917	12,736	(346)

Discontinued operations:
Income (loss) from discontinued operations	5	21,497	(487)
Income tax benefit (expense) from discontinued operations	(2)	(7,524)	170

Net income (loss)	920	26,709	(663)
Net income (loss) attributable to non-controlling interests	—	—	(72)

Net income (loss) attributable to common shares	920	26,709	(735)
Earnings per share—basic
Income (loss) from continuing operations	$0.22	$3.06	$(0.10)
Discontinued operations	—	3.35	(0.08)

Net income (loss) applicable to common shares	$0.22	$6.41	$(0.18)

Earnings per share—diluted
Income (loss) from continuing operations	$0.22	$3.06	$(0.10)
Discontinued operations	—	3.35	(0.08)

Net income (loss) applicable to common shares	$0.22	$6.41	$(0.18)

Weighted average common share used in computing earnings per share	4,168,214	4,168,264	4,168,414
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,264	4,168,414

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2009

(dollars in thousands)

	Total	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings
		Shares	Amount
Balance, December 31, 2006	$44,839	4,173,675	$42	$—	$61,955	$(17,158)
Net loss	(735)	—	—	—	—	(735)
Repurchase /sale of treasury stock, net	(37)	—	—	(37)	—	—

Balance, December 31, 2007	$44,067	4,173,675	$42	$(37)	$61,955	$(17,893)
Net income	26,709	—	—	—	—	26,709
Repurchase /sale of treasury stock, net	(2)			(2)

Balance, December 31, 2008	$70,774	4,173,675	$42	$(39)	$61,955	$8,816
Net income	920	—	—	—	—	920

Balance, December 31, 2009	$71,694	4,173,675	$42	$(39)	$61,955	$9,736

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$920	$26,709	$(735)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Depreciation and amortization	186	255	793
Earnings from unconsolidated subsidiaries and investees	(18)	458	(17)
Income (loss) on non-controlling interest	—	(677)	72
Gain on sale of income producing properties	—	(29,750)	—
(Increase) decrease in assets:
Accrued interest receivable	2,292	(1,537)	1,354
Other assets	(1,205)	1,970	1,489
Increase (decrease) in liabilities:
Accrued interest payable	—	(167)	240
Other liabilities	(609)	403	136

Net cash provided by (used in) operating activities	1,566	(2,336)	3,332

Cash Flow From Investing Activities:
Proceeds from sales of income producing properties	6,860	49,679	—
Proceeds from sales of land	6,891	—	—
Acquisition of income producing properties	—	—	(26)
Change in notes receivable	(440)	(10,628)	—
Real estate improvements	(156)	458	—
Cash invested with Advisor	(9,532)	(10,366)	(9,413)

Net cash provided by (used in) investing activities	3,623	29,143	(9,439)

Cash Flow From Financing Activities:
Proceeds from notes payable	—	—	14,579
Payments on maturing notes payable	(5,239)	(27,020)	(7,884)
Deferred financing costs	—	—	(364)
Stock buyback	—	(2)	(37)

Net cash provided by (used in) financing activities	(5,239)	(27,022)	6,294

Net increase (decrease) in cash and cash equivalents	(50)	(215)	187
Cash and cash equivalents, beginning of period	52	267	80

Cash and cash equivalents, end of period	$2	$52	$267

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,139	$5,612	$5,489
Cash paid for income taxes	$—	$—	$—

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

Certain balances in the 2008 and 2007 presentation have been reclassified to conform to the 2009 presentation.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Accounting Standards Codification.    The company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

Basis of presentation.    The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby the Company has been determined to be a primary beneficiary of the VIE and meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. IOT’s investment in Eton Square is accounted for under the equity method.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real estate, depreciation, and impairment.    Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—20-40 years; furniture, fixtures and equipment—5-10 years). The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held-for-sale.    The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

Cost Capitalization.    Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets. The Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the company’s weighted average interest rate of non-project specific debt.

The company capitalizes interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy to the date on which the project achieves 80% economic occupancy.

The company capitalizes leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. The company allocates these costs to individual tenant leases and amortizes them over the related lease term.

Fair value measurement.    The company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1—Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2—Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recognition of Revenue.    Our revenues, which are composed largely of rental income, include rents reported on a straight-line basis over the lease term. In accordance with ASC 805 “Business Combinations”, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases.

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment—Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Interest recognition on notes receivable.    For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent cash is received.

Non-performing Notes Receivable.    IOT considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Allowance for estimated losses.    We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 for details on our Notes Receivable.

Related Party Transactions.    The Company has historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interest of our company.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings per share.    Earnings per share “(EPS)” have been computed pursuant to the provisions of ASC 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

Use of estimates.    In the preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year ended. Actual results could differ from those estimates.

Income Taxes.    IOT is a “C Corporation” for U.S. federal income tax purposes. IOT files an annual consolidated income tax return with ARL and TCI and their subsidiaries. ARL is the common parent for the consolidated group. IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009. Prior to July of 2009, ARL and TCI and their subsidiaries were in a tax sharing and compensating agreement with respect to federal income taxes and IOT was the parent company of its own consolidated filing group. The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent Accounting Pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.	REAL ESTATE

Real estate consisted of the following at December 31, (dollars in thousands):

	2009	2008
Apartments	$—	$—
Office Building	—	3,507
Shopping Center	—	3,982
Industrial Warehouse	—	4,072
Land held for development	29,503	27,694
Accumulated Depreciation	—	(2,313)

	$29,503	$36,942

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

At December 2009 and 2008, we had junior mortgage loans and accrued interest receivable from affiliates, totaling $36.9 million and $38.0 million, respectively. The loans mature at various dates through December 2014 and have stated interest rates ranging from 5.25% to 12.0%. Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. See Schedule IV to the financial statements—Mortgage Loans on Real Estate.

Borrower	Maturity	Principal Balance	Interest Rate
Housing for Seniors of Humble, LLC	12/27/13	$2,000	11.50%
Housing for Seniors of Humble, LLC	12/27/13	6,883	11.50%
Unified Housing Foundation, Inc. (Marquis at VR)	12/10/13	2,735	12.00%
Unified Housing Foundation, Inc. (Echo Station)	12/26/13	1,668	12.00%
Unified Housing Foundation, Inc. (Cliffs of El Dorado)	09/15/10	2,990	10.00%
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/18/13	1,323	12.00%
Unified Housing Foundation, Inc. (Tivoli)	12/31/13	1,826	12.00%
Unified Housing Foundation, Inc. (Parkside Crossing)	12/29/13	1,936	12.00%
Unified Housing Foundation, Inc. (Sendero Ridge)	12/31/13	5,227	12.00%
Unified Housing Foundation, Inc. (Limestone Ranch)	12/29/13	2,250	12.00%
Unified Housing Foundation, Inc. (Limestone Canyon)	12/19/13	3,080	12.00%
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc.—a related party)	09/18/14	6,900	prime + 2.00%
Less: purchase allowance		(1,826)

		$36,992

All are related party notes.

NOTE 4.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

	Percent ownership
Investee	2009	2008
TCI Eton Square, L.P. (“Eton Square”)	10%	10%

Our interest in Eton Square in the amount of 10% is accounted for under the equity method, because the general partner is an affiliated entity, thus allowing us to exercise significant influence over the operations and financial activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The market values as of the year ended December 31, 2009 and 2008 were not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	2009	2008	2007
Real estate, net of accumulated depreciation	$13,747	$14,362	$14,084
Notes receivable	—	—	902
Other assets	319	597	493
Notes payable	(9,253)	(9,494)	(9,735)
Other liabilities	(3,895)	(4,690)	(3,669)
Shareholders equity/partners capital	$(918)	$(775)	$(2,075)

Rents	$1,929	$2,066	$1,835
Interest income	—	—	150
Depreciation	(536)	(667)	(598)
Operating expenses	(638)	(1,057)	(573)
Gain on land sales	—	—	—
Interest expense	(611)	(626)	(642)

Income (loss) from continuing operations	144	(284)	172
Income from discontinued operations	—	—	—

Net income (loss)	$144	$(284)	$172

Company’s proportionate share of earnings	$18	$(43)	$17

NOTE 5.	NOTES AND INTEREST PAYABLE

The following table shows the principal payments due on our notes payable through the next five years and thereafter (dollars in thousands):

2010	$941
2011	29,791
2012	276
2013	276
2014	5,796
Thereafter	—

$37,080

Notes payable at December 31, 2009, bear interest at rates ranging from 4.25% to 7.72% and mature between 2010 and 2014. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $37.1 million.

NOTE 6.	RELATED PARTY TRANSACTIONS

The Company and SWI entered into an Advisory Agreement and Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funds and deposit and borrowing of funds. Effective July 1, 2009, the Advisory Agreement and Cash Management Agreement with SWI was terminated. IOT has engaged Prime as Cash Manager under the substantially same terms as under the SWI Agreement. Under the Cash Management Agreement, which requires us to deposit excess cash for investment with our Advisor, we earn interest at a rate of prime plus 1% on the funds deposited with our advisor. See Note 9, “Advisory Agreement.” For 2009, we earned $0.14 million from Prime and $0.84 million from SWI and in 2008 and 2007; we earned $2.4 million and $1.9 million in interest, from SWI, respectively.

Included in income are rents from related parties of approximately $0.4 million, $0.4 million, and $0.3 million for the years ended 2009, 2008, and 2007 respectively.

The following table reconciles the beginning and ending balances of amounts receivable from affiliates as of December 31, 2009 (dollars in thousands):

	SWI	TCI	Arcadian*	Prime	Total
Balance, December 31, 2008	$35,704	$2,499	$—	$—	$38,203
Cash receipts	(796)	—	—	(9,981)	(10,777)
Cash payments	131	—	—	13,607	13,738
Other additions	1,531	200	—	20,923	22,654
Other repayments	(4,198)	(3,194)	—	(1,522)	(8,914)
Note receivable	(32,372)	18,267	5,877	—	(8,228)

Balance, December 31, 2009	$—	$17,772	$5,877	$23,027	$46,676

*	Arcadian Energy, Inc. was formerly known as International Health Products, Inc.

NOTE 7.	DIVIDENDS

No quarterly dividends were declared or paid in 2009, 2008 or 2007. Management expects to pay no cash dividends in 2010.

NOTE 8.	RENTAL INCOME UNDER OPERATING LEASES

Operations include the leasing of office buildings. Due to the sale of the 2010 Valley View office building and Parkway Centre retail shopping center; there is no future rental income on operating leases. There is a storage warehouse that generates rental income but there are no current leases.

NOTE 9.	ADVISORY AGREEMENT

The Company had an Advisory Agreement with SWI until July 1, 2009. Effective July 1, 2009, the agreement with SWI was terminated and an Advisory Agreement was entered into with Prime on substantially the same terms as the agreement with SWI. The Advisor is responsible for the Company’s day-to-day operations. The Advisor must formulate and submit to IOT’s Board of Directors for approval an annual budget and business plan containing a twelve-month forecast of operations and cash flow with a general plan for asset sales and purchases, borrowing activity and other investments. The Advisor reports to the Board quarterly on IOT’s performance against the business plan. The Advisory Agreement further placed the Advisor in a fiduciary relationship to IOT’s stockholders and contains a broad standard governing the Advisor’s liability for any losses incurred by IOT.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company and SWI entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Effective July 1, 2009, the Cash Management Agreement with SWI was terminated. IOT has engaged Prime as Cash Manager under the substantially same terms as under the SWI Agreement. Under the Cash Management Agreement, all funds of the Company are delivered to the Cash Manager which has a deposit liability to the Company and is responsible for investment of all excess funds, which earn interest at the Wall Street Journal prime rate plus one percent per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate.

The Cash Management Agreement and the Advisory Agreement are automatically renewed each year unless terminated by either party. Prime also serves as an Advisor and Cash Manager to TCI and ARL.

NOTE 10.	PROPERTY MANAGEMENT

Triad provides property management services for a fee of 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC. Triad subcontracted to Regis I, the property-level management and leasing of IOT’s storage warehouse and the commercial property owned by Eton Square, until December 2002. Since January 1, 2003, Regis I, which is also owned by HRSHLLC, provided property management services. Regis I was and is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 11.	ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Prime, SWI and affiliates (dollars in thousands):

	2009	2008	2007
Fees
Advisory fee	$881	$895	$1,034
Incentive fee	—	3,100	—
Net income fee	115	2,422	—
Commission on property sale	—	1,319	—
Mortgage brokerage and equity refinancing	20	—	154
Property, construction management and leasing commissions	51	70	—

	$1,067	$7,806	$1,188

Interest income received	$973	$2,353	$1,897
Rental revenue	431	391	334
Cost reimbursement (expense)	(117)	(1)	(13)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.	INCOME TAXES

For tax periods before July 17, 2009, IOT was required to file a consolidated federal return. Due to change of ownership in July, 2009, IOT has joined the ARL consolidated group for tax purposes. The income tax expense (benefit) for 2009 in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT. For 2009, ARL and TCI had a net taxable loss and IOT had net taxable income. For 2009, IOT recorded a current tax expense of $495,000. The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35%.

Current income tax expense (benefit) is attributable to:

	2009	2008	2007
Income from continuing operations	$494	Not applicable	Not applicable
Income from discontinued operations	1

	$495

Due to the use net loss carryforwards and the alternative minimum tax credit carry forwards for 2008 and 2007, IOT recorded no provision for income taxes in 2008 or 2007. IOT’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties.

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (amounts in thousands):

	December 31,
	2009	2008	2007
Accumulated depreciation and amortization	$203	$382	$7,251
Allowance for loss	694	0	0
Other	203	79	79
Federal benefit of NOL carryforward	984	689	922
Federal benefit of AMT carryforward	164	164	164

Deferred tax asset	2,248	1,314	8,416
Less valuation allowance	(2,248)	(1,314)	(8,416)

Total deferred tax asset	$—	$—	$—

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets of approximately $2,248,000, $1,314,000 and $8,416,000 as of December 31, 2009, 2008 and 2007, respectively.

In 2009, the company used current losses from the ARL consolidated group of approximately $1,415,000. In prior years, the company generated taxable loss carryforwards totaling $2,589,587. The most recent loss year is 2008, which, if not used, will expire in 2028. The alternative minimum tax credit balance did not change in 2009 and remains at approximately $164,000. The credit has no expiration date.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (amounts in thousands).

	2009	2008	2007
Federal income tax at statutory rate	$495	$—	$—
State tax expense	19	55	45
Gain on sale differences	—	—	—
Other	(19)	(55)	(45)
Utilization of net operating loss and minimum tax credit carry forwards	—	—	—

Effective income tax rate	35%	0%	0%

NOTE 13.	OPERATING SEGMENTS

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are; land and other (dollars in thousands).

	Commercial Properties	Apartments	Land	Other	Total
For year ended 2009
Operating revenue	$—	$—	$243	$3	$246
Operating expenses	—	—	165	26	191
Depreciation and amortization	—	—	40	—	40
Mortgage and loan interest	—	—	1,883	—	1,883
Interest income	—	—	—	4,661	4,661
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$—	$—	$(1,845)	$4,638	$2,793

Capital expenditures	—	—	(56)	—	(56)
Assets	—	—	29,503	—	29,503

Property Sales
Sales price	$7,150	$6,891	$—	$—	$14,041
Cost of sale	5,727	1,973	—	—	7,700
Deferred current gain	1,423	4,918	—	—	6,341
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Properties	Apartments	Land	Other	Total
For year ended 2008
Operating revenue	$—	$—	$281	$29	$310
Operating expenses	—	—	276	105	381
Depreciation and amortization	—	—	60	—	60
Mortgage and loan interest	—	—	1,990	53	2,043
Interest income	—	—	—	2,993	2,993
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$—	$—	$(2,045)	$2,864	$819

Capital expenditures	—	—	18	—	18
Assets	—	—	36,942	—	36,942

Property Sales
Sales price	$—	$49,679	$—	$—	$49,679
Cost of sale	—	19,929	—	—	19,929
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$29,750	$—	$—	$29,750

	Commercial Properties	Apartments	Land	Other	Total
For year ended 2007
Operating revenue	$—	$—	$363	$39	$402
Operating expenses	—	—	203	19	222
Depreciation and amortization	—	—	48	—	48
Mortgage and loan interest	—	—	1,721	788	2,509
Interest income	—	—	(770)	4,716	3,946
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$—	$—	$(2,379)	$3,948	$1,569

Capital expenditures	—	—	2	(16)	(14)
Assets	—	—	31,575	—	31,575

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2009	2008	2007
Segment operating income	$2,793	$819	$1,569
Other non-segment items of income (expense)
General and administrative	(405)	(599)	(728)
Advisory fee	(881)	(895)	(1,034)
Other income	—	—	—
Net income fee to affiliate	(115)	(1,011)	—
Equity in earnings of investees	18	(458)	17
Involuntary conversion	—	7,356	—
Deferred tax	(493)	7,524	(170)
Non-controlling interest	—	—	—

Income (loss) from continuing operations	$917	$12,736	$(346)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	2009	2008	2007
Segment assets	$29,503	$36,942	$31,575
Investments in real estate partnerships	92	74	532
Other assets and receivables	86,070	76,946	58,172
Assets held for sale	—	—	26,028

Total assets	$115,665	$113,962	$116,307

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.	DISCONTINUED OPERATIONS

IOT adopted ASC 360, “Property, Plant and Equipment”, which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as “held-for-sale” on the balance sheet.

The discontinued operations for the three years reported below consist of seven apartment complexes, an office building and a shopping center. The office building and shopping center, 2010 Valley View and Parkway Centre, were sold in October 2009. Six of the apartment complexes; Brighton Court, Del Mar, Enclave, Meridian, Signature Place, and Sinclair Place, which are known as the Midland/Odessa properties, were sold in January 2008. One of the apartments, Falcon Point, was reclassified to discontinued operations in May 2008 due to the condemnation of the property as a result of tornado damage and management’s subsequent decision to sell the property. The property was sold “As-Is” in November 2008. The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. Included in discontinued operations for 2008 is a gain of $29.8 million, net of non-controlling interest, on the sale of the Midland/Odessa properties. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2009	2008	2007
Revenue
Rental	$964	$1,963	$8,170
Property operations	354	1,725	4,631

	610	238	3,539
Expenses
Interest	(448)	(2,900)	(3,261)
General and administration	(11)	(885)	(19)
Depreciation	(146)	(194)	(746)

	(605)	(3,979)	(4,026)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	5	(3,741)	(487)
Gain on sale of discontinued operations	—	29,750	—
Net income/sales fee to affiliate	—	(4,512)	—

Income (loss) from discontinued operations, net of non-controlling interest before tax	5	21,497	(487)
Tax benefit (expense)	(2)	(7,524)	170

Income (loss) from discontinued operations, net of non-controlling interest	$3	$13,973	$(317)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.	QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2009, 2008, and 2007 (dollars in thousands except per share data):

	Three Months Ended 2009
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2009
Total operating revenues	$69	$70	$69	$38
Total operating expenses	42	53	54	42

Operating (loss) income	27	17	15	(4)
Other income (expense)	(402)	(570)	(399)	2,726

Income (loss) before gain on land sales, non-controlling interest, and taxes	(375)	(553)	(384)	2,722
Gain on land sales	—	—	—	—
Income tax benefit (expense)	2	58	(5)	(548)

Net income (loss) from continuing operations	(373)	(495)	(389)	2,174

Net income (loss) from discontinuing operations, net of non-controlling interest	5	109	(10)	(101)

Net income (loss)	(368)	(386)	(399)	2,073
Less: net income (loss) attributable to non-controlling interest	—	—	—	—

Net income (loss) applicable to common shares	$(368)	$(386)	$(399)	$2,073

PER SHARE DATA

Earnings per share—basic
Income (loss) from continuing operations	$(0.09)	$(0.12)	$(0.09)	$0.52
Discontinued operations	—	0.03	—	(0.03)

Net income (loss) applicable to common shares	$(0.09)	$(0.09)	$(0.09)	$0.49

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share—diluted
Income (loss) from continuing operations	$(0.09)	$(0.12)	$(0.09)	$0.52
Discontinued operations	—	0.03	—	(0.03)

Net income (loss) applicable to common shares	$(0.09)	$(0.09)	$(0.09)	$0.49

Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2008
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2008
Total operating revenues	$66	$66	$115	$63
Total operating expenses	528	(224)	24	53

Operating (loss) income	(462)	290	91	10
Other income (expense)	(5,909)	(281)	10,807	666

Income (loss) before gain on land sales, non-controlling interest, and taxes	(6,371)	9	10,898	676
Gain on land sales	—	—	—	—
Income tax benefit (expense)	9,218	(48)	(1,577)	(69)

Net income (loss) from continuing operations	2,847	(39)	9,321	607

Net income (loss) from discontinuing operations, net of non-controlling interest	17,118	(89)	(2,928)	(128)

Net income (loss)	19,965	(128)	6,393	479
Less: net income (loss) attributable to non-controlling interest	—	—	—	—

Net income (loss) applicable to common shares	$19,965	$(128)	$6,393	$479

PER SHARE DATA

Earnings per share—basic
Income (loss) from continuing operations	$0.68	$(0.01)	$2.24	$0.15
Discontinued operations	4.11	(0.02)	(0.70)	(0.03)

Net income (loss) applicable to common shares	$4.79	$(0.03)	$1.54	$0.12

Weighted average common shares used in computing earnings per share	4,168,414	4,168,214	4,168,214	4,168,214

Earnings per share—diluted
Income (loss) from continuing operations	$0.68	$(0.01)	$2.24	$0.15
Discontinued operations	4.11	(0.02)	(0.70)	(0.03)

Net income (loss) applicable to common shares	$4.79	$(0.03)	$1.54	$0.12

Weighted average common shares used in computing diluted earnings per share	4,168,414	4,168,214	4,168,214	4,168,214

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2007
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2007
Total operating revenues	$112	$154	$147	$(11)
Total operating expenses	133	66	(82)	105

Operating (loss) income	(21)	88	229	(116)
Other income (expense)	(272)	(235)	25	126

Income (loss) before gain on land sales, non-contolling interest, and taxes	(293)	(147)	254	10
Gain on land sales	—	—	—	—
Income tax expense	139	(283)	(20)	(6)

Net income (loss) from continuing operations	(154)	(430)	234	4

Net income (loss) from discontinuing operations, net of non-controlling interest	258	(525)	(38)	(12)

Net income (loss)	104	(955)	196	(8)
Less: net income (loss) attributable to non-controlling interest	(38)	(6)	(18)	(10)

Net income (loss) applicable to common shares	$66	$(961)	$178	$(18)

PER SHARE DATA

Earnings per share—basic
Income (loss) from continuing operations
Discontinued operations	$(0.04)	$(0.10)	$0.06	$—
Net income (loss) applicable to common shares	0.06	(0.13)	(0.01)	—

Weighted average common shares used in computing earnings per share	$0.02	$(0.23)	$0.05	$—

	4,173,675	4,173,675	4,173,675	4,168,414
Earnings per share—diluted
Income (loss) from continuing operations
Discontinued operations	$(0.04)	$(0.10)	$0.06	$—
Net income (loss) applicable to common shares	0.06	(0.13)	(0.01)	—

Weighted average common shares used in computing diluted earnings per share	$0.02	$(0.23)	$0.05	$—

	4,173,675	4,173,675	4,173,675	4,168,414

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.	COMMITMENTS, CONTINGENCIES AND LIQUIDITY

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

Liquidity

Management anticipates that IOT will generate excess cash from operations in 2010 due to the interest collected from notes receivable; however, such excess may not be sufficient to discharge all of IOT’s debt obligations as they mature. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate and Accumulated Depreciation

December 31, 2009

		Initial Cost		Cost Capitalized Subsequent to Acquisition and Improvements	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life On Which Depreciation In Latest Statement of Operations Is Computed
	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment Mercer Crossing Land
Eagle Crest, Farmers Branch, TX	$2,387	$3,782	$—	$—	$3,782	$—	$3,782	$—	—	12/03	—
Three Hickory Center, Farmers Branch, TX	—	1,210	—	—	1,210	—	1,210	—	—	11/06	—
Travelers Land, Farmers Branch, TX	27,793	24,511	—	—	24,511	—	24,511	—	—	11/06	—
Corporate
Centura Land Mortgage	6,900

	$37,080	$29,503	$—	$—	$29,503	$—	$29,503	$—

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate and Accumulated Depreciation

For the Years Ended December 31,

	2009	2008	2007
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$39,255	$63,457	$63,682
Additions
Acquisitions and improvements	—	—	11,852
Deductions
Sale of real estate	(9,752)	(24,202)	(12,077)

Balance at December 31,	$29,503	$39,255	$63,457

Reconciliation of Accumulated Depreciation
Balance at January 1,	$2,313	$5,712	$5,061
Additions
Depreciation	185	203	794
Deductions
Sale of real estate	(2,498)	(3,602)	(143)

Balance at December 31	$—	$2,313	$5,712

Schedule IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans on Real Estate

December 31, 2009

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(dollars in thousands)
JUNIOR MORTGAGE LOANS
Housing for Seniors of Humble, LLC	11.50%	12/27/2013	Excess cash flow	$16,223	$2,000	$2,000	$—
Housing for Seniors of Humble, LLC	11.50%	12/27/2013	Excess cash flow	16,223	6,363	6,883	—
Unified Housing Foundation, Inc. (Marquis at VR)	12.00%	12/10/2013	Excess cash flow	14,961	2,437	2,735	—
Unified Housing Foundation, Inc. (Echo Station)	12.00%	12/26/2013	Excess cash flow	9,928	1,487	1,668	—
Unified Housing Foundation, Inc. (Cliffs of El Dorado)	10.00%	9/15/2010	Excess cash flow	9,607	2,990	2,990	—
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	12/18/2013	Excess cash flow	7,201	1,180	1,323	—
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/31/2013	Excess cash flow	10,759	2,014	1,826	—
Unified Housing Foundation, Inc. (Parkside Crossing)	12.00%	12/29/2013	Excess cash flow	11,525	1,539	1,936	—
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/31/2013	Excess cash flow	23,581	5,227	5,227	—
Unified Housing of Limestone Ranch	12.00%	12/29/2013	Excess cash flow	13,108	2,320	2,250	—
Unified Housing of Limestone Canyon	12.00%	12/19/2013	Excess cash flow	14,093	3,080	3,080	—
OTHER
Centura Land Mortgage (due from Transcontinental Realty Investors, Inc., a related party)	prime + 2%	9/18/2014	Interest only		7,000	6,900	—

					$37,637	$38,818	$—

			Interest receivable			—
			Allowance			(1,826)

		Total notes and interest receivable				$36,992

Schedule IV

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans on Real Estate

For the Years Ended December 31,

	2009	2008	2007
	(dollars in thousands)
Balance at January 1	$39,841	$27,441	$27,777
Additions
New mortgages	—	12,452	—
Conversion of accrued interest to principal	—	—	1,427
Increase of interest receivable on mortgage loans	3,016	(52)	—
Deductions
Amounts paid	(3,939)	—	(1,763)
Non-cash reduction	(100)	—
Cost of mortgages sold	—	—	—

Balance at December 31	$38,818	$39,841	$27,441

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention of overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of the Company, the creation of the Board Committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignations of Henry A. Butler (July 1, 2003), Earl D. Cecil (February 29, 2004) and Martin L. White (March 15, 2004), as well as the election of Ken L. Joines as a director in July 2003, and independent directors David E. Allard and Peter L. Larsen on February 20, 2004, and Robert A. Jakuszewski on March 16, 2004. Additionally, on June 2, 2003, Basic Capital Management (“BCM”) sold a total of 781,773 shares of Common Stock of the Company (approximately 54.3% of the outstanding) as a “block” to SWI. SWI also purchased 12,600 shares of Common Stock of the Company in open-market purchase transactions, which increased SWI’s ownership to 794,223 shares (approximately 57.17% of the outstanding shares). On June 30, 2003, SWI replaced BCM as the contractual advisor to the Company. On June 10, 2005, the Company’s Common Stock was the subject of a 3-for-1 forward split of the stock, which increased SWI’s ownership to 2,382,669 shares.

On July 31, 2006, Ken L. Joines, resigned as a director to pursue other opportunities. On August 1, 2006, the members of the Board elected R. Neil Crouch II to fill the vacancy created by Ken L. Joines’ resignation. On February 22, 2007, Ted P. Stokely (a director since April 1990 and Chairman since January 1995) resigned as a Director and Chairman of the Board. On the same date, but effective February 23, 2007, the Board elected R. Neil Crouch II as Chairman of the Board and Martha C. Stephens as a director to replace Mr. Stokely. On March 24, 2009 R. Neil Crouch II, resigned as Chairman of the Board and as director of the Company. On April 16, 2009, David E. Allard resigned as a Director of the Company.

On May 21, 2009, the Board of Directors of the Company, Martha C. Stephens Chairman of the Board and elected Ted R. Munselle as a Director to fill a vacancy on the Board of Directors from the prior resignation of David Allard. Mr. Munselle was also elected as a member and chairman of the Audit Committee of the Board of Directors.

Directors

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, its former advisor (SWI) or current advisor (Prime), which took over as the contractual advisor from SWI on July 1, 2009, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of SWI, BCM, Prime, or an officer of the Company or an officer or director of an affiliate of the Company. The designation “independent”, when used below with respect to a director, means that the director is neither an officer of the Company, nor a director, officer or employee of BCM or Prime or SWI (but may be a director of the Company), although the Company may have certain business or professional relationships with such director as discussed in Part III, Item 13. “Certain Relationships and Related Transactions and Director Independence”. All the Directors listed below are deemed to be “independent”.

Robert A. Jakuszewski, Age 47, Director (Independent) (since November 2005).

Mr. Jakuszewski was Vice President- of Sales and Marketing (since September 1998) of New Horizons Communications, Inc.; Mr. Jakuszewski was a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski was elected a director of the Company on March 16, 2004. He was also elected as a director of ARI on November 22, 2005, and a director of TCI on November 22, 2005.

Peter L. Larsen, Age 68, Director (Independent) (since February 2004)

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

Ted R. Munselle, Age 54, Director (Independent) (since May 2009).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.; he was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle has also been a director (since February 20, 2004) of ARL, a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) and TCI, a Nevada corporation which has its common stock listed and traded on the NYSE. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOT has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the American Stock Exchange (the “AMEX”).

Martha C. Stephens, Age 63, Director (Independent) (Since February 2007).

Ms. Stephens is retired and has been so for more than three years. Until January 2007 and for more than five years prior thereto, she was employed in various administrative capacities by Prime, which is a contractual advisor to the Company, ARI and TCI. She was elected to the Board of Directors effective February 23, 2007 to fill the vacancy on the Board of Directors created by the resignation of Ted P. Stokely. Ms. Stephens was elected Chairman of the Board on May 21, 2009 to replace Neil Crouch who resigned March 24, 2009.

Board Meetings and Committees

The Board of Directors held 8 meetings during 2009. For such year, no incumbent director attended fewer than 100% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.

The Board of Directors had standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines, are Ms. Martha C. Stephens, (Chairman), and Messrs. Jakuszewski, Larsen and Munselle. Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All members of the Audit Committee meet the experience requirements of the listing standards of the AMEX. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met 8 times in 2009.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The Board reappointed the members of the Governance and Nominating Committee on September 16, 2006, and again on December 2007 and December, 2008. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met once in 2009.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The Board reappointed the members of the Compensation Committee on December 2006 and again on December 2008, and December 2009. All of the members of the Committee are independent within the meaning of the listing standards of the American Stock Exchange and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of management and the Company. The Compensation Committee met once in 2009.

The members of the Board of Directors (each of whom were elected by the stockholders at the last Annual Meeting of Stockholders held on December 10, 2009), on the date of this report and the Committees of the Board on which they serve, are identified below:

	Audit Committee	Compensation Committee	Governance and Nominating Committee

Robert A. Jakuszewski	✓	✓	✓
Peter L. Larsen	✓	Chair	Chair
Martha C. Stephens[2]
Ted R. Munselle[1]	Chair	✓	✓

[1]	Elected as Director May 21, 2009
[2]	Elected as Chairman May 21, 2009

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

Director Peter L. Larsen has served in such position since March 2004. In December 2009, the non-management members of the Board of Directors designated him to serve in this position until the Company’s Annual Meeting of Stockholders to be held following the fiscal year ended December 31, 2010.

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

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence in March 2009. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between directors or their affiliates and members of the Company’s senior management or their affiliates. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Allard, Jakuszewski and Larsen are each independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are Daniel J. Moos, President and Chief Executive Officer; Gene S. Bertcher, Executive Vice President and Chief Financial Officer, Alfred Crozier, Executive Vice President-Residential Construction; and Louis J. Corna, Executive Vice President-General Counsel/Tax Counsel and Secretary. Messrs. Moos, Bertcher, Crozier and Corna are employed by Prime. Mr. Bertcher is employed by New Concept Energy, Inc. (“NCE”). None of the executive officers receive any direct remuneration from the Company, nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, BCM, SWI, other affiliated entities and NCE, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. No family relationship exists among any of the executive officers or directors of the Company.

Daniel J. Moos, 59

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARI, TCI, IOT and (effective March 2007) of Prime; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

Alfred Crozier, 57

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

Louis J. Corna, 62

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

Gene S. Bertcher, 61

Executive Vice President (since February 2008) and Chief Financial Officer (since May 2008) of the Company, ARL and TCI. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present) and Chief Financial Officer (since January 2003) and a Director (from November 1989 to September 1996 and from June 1999 to present) of NCE, a Nevada corporation which has its common stock listed on the AMEX. Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973. Mr. Bertcher is also a Director, Vice President and Treasurer (since March 24, 2009) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

Officers

Although not an executive officer of the Company, Daeho Kim currently serves as Treasurer. His position with the Company is not subject to a vote of stockholders. His age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

Daeho Kim, 33

Treasurer (since October 29, 2008) of ARL, TCI and IOT. For more than five years prior thereto, Mr. Kim has been employed by Prime in various financial capacities including cash manager and Assistant Director of Capital Markets.

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

Prime is the contractual advisor to IOT. Prime is a single member Nevada limited company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, a Nevada Corporation which is 100% owned by Gene E. Phillips, owned 20% of PIAMI which SWI exchanged to Realty Advisors, Inc. for certain securities issued by SWI. For the period December 31, 2009, Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of Prime. Gene E. Phillips is not an officer, manager, or director of Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or IOT, nor is he a Trustee of the May Trust.

Under the Advisory Agreement, Prime is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, borrowing activity and other investments. Prime is required to report quarterly to the Board on the Company’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved plan or are made pursuant to authority expressly delegated to Prime by the Board.

The Advisory Agreement also requires prior approval of the Board for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Prime shall be deemed to be in a fiduciary relationship to the stockholders, contains a broad standard governing Prime’s liability for losses by the Company and contains guidelines for Prime’s allocation of investment opportunities among itself, the Company and other entities it advises.

The Advisory Agreement provides that Prime be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of the Company’s net income.

The Advisory Agreement also provides for Prime to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Company during the fiscal year exceeds the sum of (1) the cost of each property as originally recorded in the Company’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned and (3) all closing costs (including real estate commissions) incurred in the sale of such real estate. However, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment, including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement, Prime or an affiliate of Prime is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers or (ii) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition.

The Advisory Agreement requires Prime or any affiliate of Prime to pay the Company half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company. However, the compensation retained by Prime or any affiliate of Prime shall not exceed the lesser of (i) 2% of the amount of the loan commitment or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that Prime or an affiliate of Prime is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan equal to the lesser of (i) 1% of the amount of the loan purchased or (ii) a brokerage or commitment fee that is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by the Company.

Under the Advisory Agreement, Prime or an affiliate of Prime also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances. However, no such fee shall be paid on loans from Prime or an affiliate of Prime without the approval of the Board of Directors. No fee shall be paid on loan extensions.

The Advisory Agreement also provides for all activities in connection with or related to construction for the Company and its subsidiaries, Prime shall receive a fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as a part of the construction but does not include items generally regarded as “soft costs” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals.

Under the Advisory Agreement, Prime is to receive reimbursement of certain expenses incurred by it in the performance of advisory services to the Company.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by Prime if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during the fiscal year.

Additionally, if management were to request that Prime render services other than those required by the Advisory Agreement, Prime or an affiliate of Prime is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below under Property Management, the Company has hired Triad, an affiliate of Prime, to provide management for the Company’s properties and, as discussed below, under “Real Estate Brokerage”, the Company has engaged Regis I, a related party, on a non-exclusive basis to provide brokerage services for the Company. Prime may assign the Advisory Agreement only with the prior consent of the Company.

Effective July 1, 2009, the Company and Prime entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to Prime which has a deposit liability to the Company and is responsible for investment of all excess funds which earn interest at the Wall Street Journal prime rate plus 1% per annum, set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and it is automatically renewed each year unless terminated with the Advisory Agreement.

As of March 25, 2010, the directors and principal officers of Prime are set forth below:

Name	Directors/Officer(s)
Daniel J. Moos	President and Chief Executive Officer
Gene S. Bertcher	Executive Vice President, Chief Financial Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Construction
Robert A. Jakuszewski	Director, Independent
Peter L. Larsen	Director, Independent
Ted R. Munselle	Director, Independent
Martha C. Stephens	Director, Independent

Property Management

Affiliates of Prime provide property management services. Currently, Triad provides such property management services for a fee of 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC, a related party. Triad subcontracts the property-level management of the Company’s storage warehouse to Regis I, a related party, which is a company owned by HRSHLLC. Regis I also received property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

Real Estate Brokerage

Regis I provides real estate brokerage services to the Company (on a non-exclusive basis). Regis I is entitled to receive a real estate commission for property purchases and sales in accordance with a sliding scale of total fees to be paid (i) a maximum fee of 4.5% on the first $2 million of any purchase or sale transaction of which no more than 3.5% would be paid to Regis I or affiliates; (ii) a maximum fee of 3.5% on transaction amounts between $2 million and $5 million, of which no more than 3% would be paid to Regis I or affiliates; (iii) a maximum fee of 2.5% on transaction amounts between $5 million and $10 million, of which no more than 2%

would be paid to Regis I; and (iv) a maximum fee of 2% on transaction amounts in excess of $10 million, of which no more than 1.5% would be paid to Regis I or affiliates.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers (who are also officers of ARI and TCI), are employees of Prime or TCI and are compensated by Prime or TCI. Most of such executive officers perform a variety of services for Prime, and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor or to which it subcontracts.

The only direct remuneration paid by the Company is to those directors who are not officers or directors of Prime or its affiliated companies. Each non-affiliated director is entitled to receive an annual retainer of $15,000 plus reimbursement for expenses. The Chairman of the Board, if not affiliated, receives an additional fee of $1,500 per year. The members of the Audit Committee (all of whom are independent directors) receive a fee of $250 for each Committee meeting attended. In addition, each independent director is entitled to receive an additional fee of $1,000 per day for any special services rendered by him to the Company outside of his or her ordinary duties as a director plus reimbursement of expenses. Effective January 4, 2010, the Board of Directors reduced their compensation to $7,500 per annum and no Audit Committee fees, with the Chairman of the Audit Committee to receive a one time annual fee of $500. The Company also reimburses directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-business related. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a director.

During 2009, $37,069.07 was paid to the non-employee directors in total directors’ fees for all services, including the annual fee for service during the period from January 1, 2009 through December 31, 2009. Those fees received by directors were David E. Allard $4,392.27, Robert A. Jakuszewski $7,500, Peter L. Larsen $7,500, Ted R. Munselle $1,698.90 and Martha C. Stephens $15,977.90.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 25, 2010.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	1,037,184	24.84%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company as of the close of business on March 25, 2010:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**
Gene S. Bertcher	3,556,118	(1)	85.32%
Henry A. Butler	3,556,118	(1)	85.32%
Alfred Crozier	3,556,118	(1)	85.32%
Louis J. Corna	3,556,118	(1)	85.32%
Sharon Hunt	3,556,118	(1)	85.32%
Robert A. Jakuszewski	3,556,118	(1)	85.32%
Peter L. Larson	—		—
Daniel J. Moos	3,556,118	(1)	85.32%
Ted R. Munselle	3,556,118	(1)	85.32%
Martha C. Stephens	—		—
All directors and executive officers as a group (10 people)	3,556,118	(1)(2)	85.32%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 25, 2010.
(1)	Includes 3,556,118 shares owned by TCI, or 85.32% of which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of the current directors (Messrs. Butler, Munselle, Stokely and Jakuszewski and Ms. Hunt) and executive officers (Messrs. Moos, Bertcher, Corna, Crozier) of TCI disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

IOT’s contractual advisor is Prime, a Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust.

Triad provides property management services to the Company. The general partner of Triad is PIAMI, which is owned 100% by Realty Advisors, LLC. The limited partner is HRSHLLC. Triad subcontracts the property-level management and leasing of the Company’s commercial properties to Regis I, a limited liability company owned by HRSHLLC.

Regis I also provides brokerage services, on a non-exclusive basis, for the Company and receives brokerage commissions in accordance with a brokerage agreement.

Messrs. Daniel J. Moos and Louis J. Corna, and Alfred Crozier are employed by Prime, the sole member of which is PIAMI, a Nevada corporation. Messrs. Moos, Corna and Crozier are executive officers of the Company, and also serve as executive officers of ARI and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Messrs. Jakuszewski and Munselle serve as directors of ARI, and TCI and owe fiduciary duties to TCI and ARI as well as the Company, under applicable law. Mr. Bertcher is an officer, director and employee of NCE and also serves as an officer of ARL and TCI. As such, he owes fiduciary duties to those entities as well as the Company under applicable law.

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

The Company is a partner with TCI in Eton Square, L.P., and TCI owns 3,556,118 shares of Common Stock of IOT (approximately 85.32%).

In 2009, the Company paid SWI $0.5 million and Prime $0.4 million in advisory fees, and $20,000 in mortgage brokerage and equity refinancing fees. We also paid Prime $0.1 million in net income fees. In addition, from time to time, the Company has made advances to Prime, which generally have not had specific repayment terms and have been reflected in the Company’s financial statements as receivables from or payables to affiliates. At December 31, 2009, the Company was owed $23.0 million from Prime. Such advances bear interest at 1% above the prime rate. During 2009, the Company received interest of $0.14 million from Prime and $0.84 million from SWI.

IOT purchased 10.08 acres of land, located in Dallas County, Texas, from TCI (a related party) for $13.0 million. The purchase price was paid with cash of $6.1 million and the conveyance, to the seller, of $6.9 million in notes receivable held by IOT. The cash was obtained from financing the land acquired in the transaction. The agreement includes a put option whereby IOT has the right to resell the property to the seller for a price of $13.0 million plus a preferred return of 9% per annum accruing from the closing date. Due to the related party nature of the transaction, including the likelihood that IOT will exercise its put option; this transaction has been treated as a financing transaction. IOT continues to carry the $6.9 million of notes as a receivable and has recorded the $6.9 million as a receivable from TCI. TCI pays IOT interest in an amount equal to what IOT pays for its loan on the property.

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

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2009, 2009 and 2008 by the Company’s principal accounting firm, Swalm & Associates, P.C. (dollars in thousands):

Types of Fees	2009	2008	2007
Audit fees	$75,835	$72,000	$72,000
Tax fees	3,172	3,990	3,268

	$79,007	$75,990	$75,268

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2009 and 2008

•	Consolidated Statements of Operations—years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows—years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

•	Schedule IV—Mortgage Loans on Real Estate

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

3.2

Certificate of Amendment to the Articles of Incorporation of Income Opportunity Realty Investors, Inc. as filed with and approved by the Secretary of State of Nevada on January 11, 2006 (incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K for event of January 11, 2006)

10.2

Advisory Agreement dated as of July 17, 2009, between Income Opportunity Realty Investors, Inc. and Prime Income Asset Management, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K for event of July 17, 2009)

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

Dated: March 31, 2010

By:	/S/ GENE S. BERTCHER
Gene S. Bertcher, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ MARTHA C. STEPHENS Martha C. Stephens	Chairman and Director	March 31, 2010

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2010

/S/ PETER L. LARSEN Peter L. Larsen	Director	March 31, 2010

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2010

/S/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/S/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010