Form 10-Q
period 2010-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2010-05-17
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒Yes        ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *         ☐Yes        ☐No

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 14, 2010)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2010	December 31, 2009
	(dollars in thousands, except share and par value amounts)

Assets
Real estate land holdings, at cost	$29,503	$29,503

Total real estate	29,503	29,503

Notes and interest receivable from related parties	38,742	38,818
Less allowance for doubtful accounts	(1,826)	(1,826)

Total notes and interest receivable	36,916	36,992
Cash and cash equivalents	1	2
Investments in unconsolidated subsidiaries and investees	95	92
Receivable and accrued interest from related parties	46,653	46,676
Other assets	2,464	2,400

Total assets	$115,632	$115,665

Liabilities and Shareholders’ Equity
Liabilities:

Notes and interest payable	$36,920	$37,080
Deferred revenue (from sales to related parties)	6,550	6,550
Accounts payable and other liabilities (including $2 in 2010 and $2 in 2009 from affiliated and related parties)	305	341

	43,775	43,971
Commitments and contingencies:
Shareholders’ equity:

Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2010 and 2009	42	42

Treasury stock at cost	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	9,899	9,736

Total shareholders’ equity	71,857	71,694

Total liabilities and shareholders’ equity	$115,632	$115,665

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended,
	2010	2009
	(dollars in thousands, except share and per share amounts)

Revenues:

Rental and other property revenues (including $61 and $69 for the three months ended 2010 and 2009 respectively from affiliates and related parties)	$61	$69

Expenses:
Property operating expenses	52	42
Depreciation and amortization	-	13
General and administrative (including $9 and $7 for the three months ended 2010 and 2009 respectively from affiliates and related parties)	56	(38)
Advisory fee to affiliates	218	225

Total operating expenses	326	242

Operating loss	(265)	(173)

Other income (expense):
Interest income (including $709 and $434 for the three months ended 2010 and 2009 respectively from affiliates and related parties)	709	434
Mortgage and loan interest	(332)	(636)
Earnings from unconsolidated subsidiaries and investees	3	-

Total other income (expenses)	380	(202)

Income (loss) before gain on land sales, non-controlling interest, and taxes	115	(375)

Income (loss) from continuing operations before tax	115	(375)
Income tax benefit	48	2

Net income (loss) from continuing operations	163	(373)

Discontinued operations:
Income from discontinued operations	-	7
Income tax expense from discontinued operations	-	(2)

Net income from discontinued operations	-	5

Net income (loss)	163	(368)

Earnings per share - basic
Income (loss) from continuing operations	$0.04	$(0.09)
Discontinued operations	-	-

Net income (loss) applicable to common shares	$0.04	$(0.09)

Earnings per share - diluted
Income (loss) from continuing operations	$0.04	$(0.09)
Discontinued operations	-	-

Net income (loss) applicable to common shares	$0.04	$(0.09)

Weighted average common share used in computing earnings per share	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010

(unaudited)

(dollars in thousands)

		Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings
	Total	Shares	Amount

Balance, December 31, 2009	$71,694	4,173,675	$42	$(39)	$61,955	$9,736

Net income	163	-	-	-	-	163

Balance, March 31, 2010	$71,857	4,173,675	$42	$(39)	$61,955	$9,899

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$163	$(368)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Depreciation and amortization	-	60
Earnings from unconsolidated subsidiaries and investees	(3)	-
(Increase) decrease in assets:
Accrued interest receivable	(251)	2,636
Other assets	(67)	(2,470)
Increase (decrease) in liabilities:
Accrued interest payable	-	194
Other liabilities	(39)	(1,714)

Net cash used in operating activities	(197)	(1,662)

Cash Flow From Investing Activities:
Proceeds from sales of land	-	(770)
Proceeds from notes receivable	76	-
Cash invested with Advisor	274	2,644

Net cash provided by investing activities	350	1,874

Cash Flow From Financing Activities:
Payments on notes payable	(159)	(262)
Deferred financing costs	5	-

Net cash used in financing activities	(154)	(262)

Net decrease in cash and cash equivalents	(1)	(50)
Cash and cash equivalents, beginning of period	2	52

Cash and cash equivalents, end of period	$1	$2

Supplemental disclosures of cash flow information:
Cash paid for interest	$332	$533

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “IOT,” “the Company,” “we,” “our,” “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company is headquartered in Dallas, Texas and its common stock trades on the American Stock Exchange under the symbol “IOT”.

On July 17, 2009, Transcontinental Realty Investors, Inc. (“TCI”), acquired from Syntek West, Inc. (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI has owned, for several years, an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares).

SWI served as the Company’s external advisor until July 1, 2009. Effective July 1, 2009, the Advisory Agreement and the Cash Management Agreement with Syntek were terminated. IOT has engaged Prime Income Asset Management, LLC (“Prime”) as our Contractual Advisor and Cash Manager under the substantially same terms as under the SWI Agreement. Prime also serves as an Advisor and Cash Manager to TCI and American Realty Investors, Inc. (“ARL”). We have no employees.

Our primary business is investing in real estate. We divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center in October 2009, resulting in land held for development or sale remaining as our sole operating segment. As of March 31, 2010, our land consisted of 203.31 acres of land held for future development or sale. There is a warehouse located on one of the land parcels that is used for storage. All of our land holdings are located in Texas.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Balance Sheet at December 31, 2009, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain 2009 financial statement amounts have been reclassified to conform to the 2010 presentation, including adjustments for discontinued operations.

Principles of consolidation

The accompanying financial statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of March 31, 2010, IOT is not the primary beneficiary of a VIE.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in net income. Our investment in Eton Square is accounted for under the equity method.

Real estate, depreciation, and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements – 10-40 years; furniture, fixtures and equipment – 5-10 years). We continually evaluate the recoverability of the carrying value of our real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment”. Factors considered by management in evaluating impairment of our existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held for sale

We periodically classify real estate assets as held for sale. An asset is classified as held for sale after the approval of our board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Balance Sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

Cost capitalization

Costs related to planning, developing, leasing and constructing a property are capitalized and classified as real estate in the balance sheet. We capitalize interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, we first use the interest incurred on specific project debt, if any, and next use the weighted average interest rate of non-project specific debt.

We capitalize interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy to the date on which the project achieves 80% economic occupancy.

We capitalize leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. We allocate these costs to individual tenant leases and amortize them over the related lease term.

Fair value measurement

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1 –	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.
Level 2 –	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 –	Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Newly issued accounting pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

NOTE 2. REAL ESTATE ACTIVITY

There were no property sales or acquisitions during the three months ended March 31, 2010. Our properties consist of 203.31 acres of land held for future development or sale.

NOTE 3. DISCONTINUED OPERATIONS

We apply the provisions of ASC Topic 360, “Property, Plant and Equipment”, which requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Income from discontinued operations consists of an office building and a shopping center that were sold in 2009. As of March 31, 2010 there were no properties held for sale, sold during the three months ended March 31, 2010 or sold subsequent to that date. The following table summarizes income from discontinued operations (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Revenue
Rental	$-	$320
Property operations	-	167

	-	153
Expenses
Interest	-	(90)
General and administration	-	(9)
Depreciation	-	(47)

	-	(146)

Income from discontinued operations	-	7
Tax expense	-	(2)

Net income from discontinued operations	$-	$5

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2010 as income from discontinued operations. It only impacts the presentation of these properties within the Statements of Operations and does not have an impact on net income available to common shareholders.

NOTE 4. NOTES AND INTEREST RECEIVABLE AFFILIATED

The notes receivable consists of twelve notes aggregating $38.7 million, including accrued interest. The notes accrue interest ranging from prime + 2% to 12.00% with maturity dates ranging from September 2010 to September 2014. The notes are primarily excess cash flow notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Housing for Seniors of Humble, LLC (Lakeshore Villas)	12/13	11.50%	2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas)	12/13	11.50%	6,363	Membership interest in Housing for Seniors of Humble, LLC
United Housing Foundation, Inc. (Marquis at Vista Ridge)	12/13	12.00%	2,734	100% Interest in Housing for Seniors of Lewisville, LLC
United Housing Foundation, Inc. (Echo Station)	12/13	12.00%	1,668	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Cliffs of El Dorado)	09/10	10.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Timbers of Terrell)	12/13	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli)	12/13	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
United Housing Foundation, Inc. (Parkside Crossing)	12/13	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge)	12/13	12.00%	5,175	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Limestone Ranch)	12/13	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Limestone Canyon)	12/13	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Transcontinental Realty Investors, Inc. (Centura Land)	09/14	prime + 2%	6,900	10 acres of Centura Land
Accrued interest			520

Total Performing			$38,742

Allowance for estimated losses			(1,826)

Total			$36,916

All are related party notes.

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of March 31, 2010 (dollars in thousands):

Project	Maturity	Principal Balance
Centura Land	09/18/14	$6,900
Eagle Crest	11/01/11	2,380
Mercer Crossing/Travelers Land *	08/10/11	27,640
Accrued interest		-

		$36,920

* This mortgage note represents the allocation of a note with an aggregate outstanding balance of $36.0 million as of March 31, 2010. The remaining balance of this note of $8.4 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity. As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

NOTE 6. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IOT and its affiliates and related parties have made unsecured advances to each other which include transactions involving the purchase, sale, and financing of property. In addition, we have a cash management agreement with our advisor. The agreement provides for excess cash to be invested in and managed by our advisor Prime, an affiliated entity. The table below reflects the various transactions between IOT, Prime, and TCI (dollars in thousands):

	TCI	Arcadian*	Prime	Total
Balance, December 31, 2009	$18,267	$5,877	$22,532	$46,676
Cash receipts	-	-	(577)	(577)
Cash payments	-	-	1,051	1,051
Other additions	-	-	167	167
Other repayments	-	-	(915)	(915)
Note receivable	187	64	-	251

Balance, March 31, 2010	$18,454	$5,941	$22,258	$46,653

* Arcadian Energy, Inc. was formerly known as International Health Products, Inc.

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type. Our segments are commercial, apartments, land and other. Significant differences between and among the accounting policies of the operating segments as compared to the Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. There are no intersegment revenues and expenses and IOT conducted all of its business within the United States.

Presented below is operating segment information for the three months ended March 31, 2010 and 2009 (dollars in thousands):

For the Three Months Ended March 31, 2010	Land	Other	Total
Operating revenue	$61	$-	$61
Operating expenses	48	4	52
Depreciation and amortization	-	-	-
Mortgage and loan interest	332	-	332
Interest income	-	709	709
Gain on land sales	-	-	-

Segment operating income (loss)	$(319)	$705	$386

Capital expenditures	-	-	-
Assets	29,503	-	29,503

	Land	Other	Total

For the Three Months Ended March 31, 2009
Operating revenue	$69	$-	$69
Operating expenses	37	5	42
Depreciation and amortization	13	-	13
Mortgage and loan interest	636	-	636
Interest income	-	434	434
Gain on land sales	-	-	-

Segment operating income (loss)	$(617)	$429	$(188)

Capital expenditures	-	-	-
Assets	31,503	-	31,503

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	March 31,
	2010	2009
Segment operating income (loss)	$386	$(188)
Other non-segment items of income (expense)
General and administrative	(56)	38
Advisory fee	(218)	(225)
Equity in earnings of investees	3	-
Deferred tax benefit	48	2

Income (loss) from continuing operations	$163	$(373)

The table below reconciles the segment assets to total assets:

	March 31,
	2010	2009
Segment assets	$29,503	$31,503
Investments in real estate partnerships	95	74
Other assets and receivables	86,034	76,447
Assets held for sale	-	5,380

Total assets	$115,632	$113,404

NOTE 8. RELATED PARTY TRANSACTIONS

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

•	risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;

•	demand for apartments and commercial properties in the Company’s markets and the effect on occupancy and rental rates;

•	the Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;

•	risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•

risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise as we file them with the SEC.

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of March 31, 2010, we owned or had interests in 203.31 acres of land held for future development or sale.

Our primary source of revenue is from the interest income on over $38.7 million of notes receivable due from affiliated and/or related parties.

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for our financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating our accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

The accompanying financial statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in net income. Our investment in Eton Square is accounted for under the equity method.

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-market” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with ASC Topic 805 “Business Combinations”, and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

We record acquired “above-market” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-

up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, property taxes, insurance, and other project costs incurred during the period of development.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale”, be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale”, no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate – General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Recognition of Revenue

Our revenues are composed largely of interest income on notes receivable and also include rents received on a storage warehouse. In accordance with ASC 805 “Business Combinations”, we recognize rental revenue of acquired in place and “above-market” and “below-market” leases at their fair values over the terms of the respective leases, as applicable.

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC Topic 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Non-performing Notes Receivable

We consider a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest Recognition on Notes Receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received.

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 4 “Notes and Interest Receivable Affiliated” for details on our Notes Receivable.

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1 –	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.
Level 2 –	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 –	Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2010, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held for future development or sale. There is a warehouse located on one of the land parcels that is used for storage and generates some revenues through the leasing of that storage space. Our operating expenses relate mainly to the administration and maintenance costs associated with the land held for development or sale and storage space.

We also have other income and expense items. We receive interest income from the funds deposited with our advisor at a rate of prime plus 1%. We have receivables from our affiliates which also provide interest income. Our other significant expense item is from the mortgage expense which includes interest payments on the debt secured by our land portfolio.

Comparison of the three months ended March 31, 2010 to the same period ended 2009

We had a net income applicable to common shares of $163,000 or $0.04 per diluted earnings per share for the period ended March 31, 2010, as compared to a net income applicable to common shares of ($368,000) or ($0.09) per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $61,000 for the three months ended March 31, 2010. This represents a decrease of $8,000, as compared to the prior period revenues of $69,000, due to a decrease in our rental income received from the leasing of our storage warehouse.

Expenses

Property operating expenses were $52,000 for the three months ended March 31, 2010. This represents an increase by $10,000, as compared to the prior period operating expenses of $42,000. There was a decrease in the expenses relating to the storage warehouse by $17,000 but an increase in the Mercer Crossing land portfolio by $27,000. The land portfolio had an increase in expenses related to professional services and POA fees.

General and administrative expenses were $56,000 for the three months ended March 31, 2010. This represents an increase of $94,000, as compared to the prior period expenses that had a credit balance of ($38,000). This increase was due to the over accrual of 2008 franchise taxes, adjusted in 2009, in the amount of $82,000 and $16,000 in accounting fees accrued for the first three months of 2010, without a similar accrual in the prior period. The remaining decrease was due to decreases in various corporate related expenses. Costs did not increase in the current period, but due to the credits in the prior period, by comparison, there was an increase in expenses.

Other income (expense)

Interest income was $709,000 for the three months ended March 31, 2010. This represents an increase of $275,000 as compared to the prior period interest income of $434,000. The increase is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. in the current period. The notes are excess cash flow notes and interest on the notes is recorded as cash is received. More cash was received in the current period as compared to the prior period.

Mortgage loan and interest expense was $332,000 for the three months ended March 31, 2010. This represents a decrease of $304,000 as compared to the prior period expense of $636,000. The decrease is due to the modification of the Mercer Crossing/Travelers land loan, lowering the interest rate for the interest expenses incurred in the current period.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in Eton Square, LP. This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations consist of an office building and a shopping center that were sold in 2009. As of March 31, 2010 there were no properties held for sale, sold during the three months ended March 31, 2010 or sold subsequent to that date. The following table summarizes income from discontinued operations (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Revenue
Rental	$-	$320
Property operations	-	167

	-	153
Expenses
Interest	-	(90)
General and administration	-	(9)
Depreciation	-	(47)

	-	(146)

Income from discontinued operations	-	7
Tax expense	-	(2)

Net income from discontinued operations	$-	$5

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

Our primary source of cash is from rents, collection on receivables, sale of assets, and the refinancing of existing mortgages. We will refinance debt obligations as they become due and generate cash from interest payments on notes receivable, storage rents and sale of properties. However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all our obligations as they mature, we may sell real estate, refinance real estate, and incur additional borrowings secured by real estate to meet our cash requirements.

Cash flow summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	March 31,
	2010	2009	Variance
Net cash used in operating activities	$(197)	$(1,662)	$1,465
Net cash provided by investing activities	$350	$1,874	$(1,524)
Net cash used in financing activities	$(154)	$(262)	$108

The variance in the operating cash is primarily due the additional cash used for both continued and discontinued operations in the prior period. In the prior period, we had two income producing properties, and there were non-continuing costs incurred prior to the sale of the properties.

The variance in investing cash is due to a change in the amount of cash withdrawn that was previously invested with our advisor. In the prior period, we had withdrawn additional amounts of cash previously invested with our advisor.

The variance in financing cash was due to a decrease in the amount of current period recurring principal payments relating to the sale of two commercial properties in October 2009.

We did not pay quarterly dividends in 2010 or 2009.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, we may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on our business, assets or results of operations.

Inflation

The effects of inflation on our operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales value of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings, as well as the cost of variable interest rate debt, will be affected.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has alternative minimum tax credit carry forwards available for 2010 and has a loss for federal income tax purposes after consolidation in the ARL group for the first three months of 2010; therefore, it recorded no provision for income taxes.

At March 31, 2010, IOT had a net deferred tax asset of approximately $2.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At March 31, 2010, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates

Notes payable:
Variable rate	$34,540	4.70%	$345

Total decrease in IOT’s annual net income			345

Per share			$0.08

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended by this Report, no equity securities of Income Opportunity Realty Investors, Inc.’s stock were purchased. The following table sets forth a summary of the repurchases made during the quarter ended by this Report, and the specified number of shares that may yet be purchased under the program as specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program(1)

Period
Balance as of Decemer 31, 2009			810,272	89,728
January 31, 2010	-	-	810,272	89,728
February 28, 2010	-	-	810,272	89,728
March 31, 2010	-	-	810,272	89,728

Total	-

(1) On June 23, 2000, the IOT Board of Directors approved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number		Description

3.0		Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1		Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0		Advisory Agreement dated as of July 1, 2009 between Income Opportunity Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2009).

31.1	*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 17, 2010	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2010

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number		Description

31.1	*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith