Form 10-Q
period 2010-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2010-08-16
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 1, 2010)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

BALANCE SHEETS

(unaudited)

	June 30, 2010	December 31, 2009
	(dollars in thousands, except share and par value amounts)

Assets
Real estate land holdings, at cost	$29,503	$29,503

Total real estate	29,503	29,503

Notes and interest receivable from related parties	36,446	38,818
Less allowance for doubtful accounts	(1,826)	(1,826)

Total notes and interest receivable	34,620	36,992
Cash and cash equivalents	3	2
Investments in unconsolidated subsidiaries and investees	95	92
Receivable and accrued interest from related parties	48,904	46,676
Other assets	2,535	2,400

Total assets	$115,660	$115,665

Liabilities and Shareholders’ Equity
Liabilities:

Notes and interest payable	$36,940	$37,080
Deferred revenue (from sales to related parties)	6,550	6,550
Accounts payable and other liabilities (including $0 in 2010 and $2 in 2009 from affiliated and related parties)	332	341

	43,822	43,971
Commitments and contingencies:
Shareholders’ equity:

Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2010 and 2009	42	42

Treasury stock at cost	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	9,880	9,736

Total shareholders’ equity	71,838	71,694

Total liabilities and shareholders’ equity	$115,660	$115,665

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except share and per share amounts)

Revenues:
Rental and other property revenues (including $65 and $68 for the three months ended, $126 and $137 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	$65	$70	$126	$139

Expenses:
Property operating expenses	35	54	87	96
Depreciation and amortization	-	13	-	26
General and administrative (including $53 and $7 for the three months ended, $62 and $14 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	123	186	179	148
Advisory fee to affiliates	216	222	434	447

Total operating expenses	374	475	700	717

Operating loss	(309)	(405)	(574)	(578)

Other income (expense):
Interest income (including $621 and $317 for the three months ended, $1,330 and $751 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	621	317	1,330	751
Mortgage and loan interest	(330)	(465)	(663)	(1,101)
Earnings from unconsolidated subsidiaries and investees	-	-	3	-

Total other income (expenses)	291	(148)	670	(350)

Income (loss) before gain on land sales, non-controlling interest, and taxes	(18)	(553)	96	(928)

Income (loss) from continuing operations before tax	(18)	(553)	96	(928)
Income tax benefit	-	59	48	61

Net income (loss) from continuing operations	(18)	(494)	144	(867)

Discontinued operations:
Income from discontinued operations	-	167	-	174
Income tax expense from discontinued operations	-	(59)	-	(61)

Net income from discontinued operations	-	108	-	113

Net income (loss)	(18)	(386)	144	(754)

Earnings per share - basic
Income (loss) from continuing operations	$-	$(0.12)	$0.03	$(0.21)
Discontinued operations	-	0.03	-	0.03

Net income (loss) applicable to common shares	$-	$(0.09)	$0.03	$(0.18)

Earnings per share - diluted
Income (loss) from continuing operations	$-	$(0.12)	$0.03	$(0.21)
Discontinued operations	-	0.03	-	0.03

Net income (loss) applicable to common shares	$-	$(0.09)	$0.03	$(0.18)

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010

(unaudited)

(dollars in thousands)

		Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings
	Total	Shares	Amount

Balance, December 31, 2009	$71,694	4,173,675	$42	$(39)	$61,955	$9,736

Net income	144	-	-	-	-	144

Balance, June 30, 2010	$71,838	4,173,675	$42	$(39)	$61,955	$9,880

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$144	$(754)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Depreciation and amortization	3	123
Earnings from unconsolidated subsidiaries and investees	(3)	-
(Increase) decrease in assets:
Accrued interest receivable	(500)	2,964
Other assets	(141)	(2,944)
Increase (decrease) in liabilities:
Accrued interest payable	94	-
Other liabilities	(10)	(1,648)

Net cash used in operating activities	(413)	(2,259)

Cash Flow From Investing Activities:
Proceeds from sales of land	-	-
Proceeds from notes receivable	2,371	(603)
Real estate improvements	-	(64)
Cash invested with Advisor	(1,728)	3,219

Net cash provided by investing activities	643	2,552

Cash Flow From Financing Activities:
Payments on notes payable	(234)	(262)
Deferred financing costs	5	-

Net cash used in financing activities	(229)	(262)

Net increase in cash and cash equivalents	1	31
Cash and cash equivalents, beginning of period	2	52

Cash and cash equivalents, end of period	$3	$83

Supplemental disclosures of cash flow information:
Cash paid for interest	$652	$1,267
Cash paid for income taxes	$-	$-

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

Our primary business is investing in real estate. We divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center in October 2009, resulting in land held for development or sale remaining as our sole operating segment. As of June 30, 2010, our land consisted of 203.31 acres of land held for future development or sale. There is a warehouse located on one of the land parcels that is used for storage. All of our land holdings are located in Texas.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgements related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of June 30, 2010, IOT is not the primary beneficiary of a VIE.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in net income. Our investment in TCI Eton Square, LP is accounted for under the equity method.

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

Cost capitalization

Costs related to planning, developing, leasing and constructing a property are capitalized and classified as real estate in the balance sheet. We capitalize interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, we first use the interest incurred on specific project debt, if any, and next use the weighted average interest rate of non-project specific debt. We capitalize interest, real estate taxes and certain operating expenses until building construction is substantially complete and the building is ready for its intended use.

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

On May 13, 2010, we sold our 10% investment in TCI Eton Square, LP, which owns a 225,566 square foot office and retail center in Tulsa, Oklahoma, to a related party for a sales price of $1.37 million. A three-year note receivable for the full sales price was given as consideration, with an interest rate of prime plus 2%, payable at maturity. IOT has deferred the recognition of the sale due to the sales agreement terms and the related party nature of the buyer.

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

Income from discontinued operations consists of an office building and a shopping center that were sold in 2009. As of June 30, 2010 there were no properties held for sale, sold during the six months ended June 30, 2010 or sold subsequent to that date. The following table summarizes income from discontinued operations (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Rental	$-	$314	$-	$634
Property operations	-	3	-	170

	-	311	-	464
Expenses
Interest	-	(94)	-	(185)
General and administration	-	(1)	-	(9)
Depreciation	-	(49)	-	(96)

	-	(144)	-	(290)

Income from discontinued operations	-	167	-	174
Tax expense	-	(59)	-	(61)

Net income from discontinued operations	$-	$108	$-	$113

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

NOTE 4. NOTES AND INTEREST RECEIVABLE AFFILIATED

The notes receivable consists of twelve notes aggregating $36.4 million, including accrued interest. The notes accrue interest ranging from prime + 2% to 12.00% with maturity dates ranging from September 2010 to September 2014. The notes are primarily excess cash flow notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Housing for Seniors of Humble, LLC (Lakeshore Villas)	12/13	11.50%	$2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas)	12/13	11.50%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Transcontinental Realty Investors, Inc. (Centura Land)	09/14	prime+2%	6,900	10 acres of Centura Land
United Housing Foundation, Inc. (Cliffs of El Dorado)	09/10	10.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station)	12/13	12.00%	1,668	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Limestone Canyon)	12/13	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch)	12/13	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Marquis at Vista Ridge)	12/13	12.00%	438	100% Interest in Housing for Seniors of Lewisville, LLC
United Housing Foundation, Inc. (Parkside Crossing)	12/13	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge)	12/13	12.00%	5,175	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell)	12/13	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli)	12/13	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			520

Total Performing			$36,446

Allowance for estimated losses			(1,826)

Total			$34,620

All are related party notes.

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of June 30, 2010 (dollars in thousands):

Project	Maturity	Principal Balance
Centura Land	09/18/14	$6,900
Eagle Crest	11/01/11	2,405
Three Hickory	06/01/20	5
Mercer Crossing/Travelers Land *	08/10/11	27,536
Accrued interest		94
		$36,940

* This mortgage note represents the allocation of a note with an aggregate outstanding balance of $35.8 million as of June 30, 2010. The remaining balance of this note of $8.3 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity. As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

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

	TCI	Arcadian*	Prime	Total
Balance, December 31, 2009	$18,267	$5,877	$22,532	$46,676
Cash receipts	-	-	(820)	(820)
Cash payments	-	-	3,601	3,601
Other additions	-	-	291	291
Other repayments	-	-	(1,344)	(1,344)
Note receivable	377	123	-	500

Balance, June 30, 2010	$18,644	$6,000	$24,260	$48,904

*Arcadian Energy, Inc. was formerly known as International Health Products, Inc.

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type. Our segments are land and other. Significant differences between and among the accounting policies of the operating segments as compared to the Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. There are no intersegment revenues and expenses and IOT conducted all of its business within the United States.

Presented below is operating segment information for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

For the Three Months Ended June 30, 2010	Land	Other	Total
Operating revenue	$65	$-	$65
Operating expenses	38	(3)	35
Depreciation and amortization	-	-	-
Mortgage and loan interest	330	-	330
Interest income	-	621	621
Gain on land sales	-	-	-

Segment operating income (loss)	$(303)	$624	$321

Capital expenditures	-	-	-
Assets	29,503	-	29,503

For the Three Months Ended June 30, 2009	Land	Other	Total

Operating revenue	$70	$-	$70
Operating expenses	51	3	54
Depreciation and amortization	13	-	13
Mortgage and loan interest	465	-	465
Interest income		317	317
Gain on land sales	-	-	-
Segment operating income (loss)	$(459)	$314	$(145)

Capital expenditures	-	-	-
Assets	31,489	-	31,489

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	For the Three Months Ended June 30,
	2010	2009
Segment operating income (loss)	$321	$(145)
Other non-segment items of income (expense)
General and administrative	(123)	(186)
Advisory fee	(216)	(222)
Equity in earnings of investees	-	-
Deferred tax benefit	-	59

Loss from continuing operations	$(18)	$(494)

The table below reconciles the segment assets to total assets:

	For the Three Months Ended June 30,
	2010	2009
Segment assets	$29,503	$31,489
Investments in real estate partnerships	95	74
Other assets and receivables	86,062	75,932
Assets held for sale	-	5,395

Total assets	$115,660	$112,890

For the Six Months Ended June 30, 2010	Land	Other	Total
Operating revenue	$126	$-	$126
Operating expenses	86	1	87
Depreciation and amortization	-	-	-
Mortgage and loan interest	663	-	663
Interest income	-	1,330	1,330
Gain on land sales	-	-	-

Segment operating income (loss)	$(623)	$1,329	$706

Capital expenditures	-	-	-
Assets	29,503	-	29,503

For the Six Months Ended June 30, 2009	Land	Other	Total

Operating revenue	$139	$-	$139
Operating expenses	87	9	96
Depreciation and amortization	26	-	26
Mortgage and loan interest	1,101	-	1,101
Interest income	-	751	751
Gain on land sales	-	-	-

Segment operating income (loss)	$(1,075)	$742	$(333)

Capital expenditures	-	-	-
Assets	31,489	-	31,489

The tables below reconcile the segment information to the corresponding amounts in the Statements of Operations:

	For the Six Months Ended June 30,
	2010	2009
Segment operating income (loss)	$706	$(333)
Other non-segment items of income (expense)
General and administrative	(179)	(148)
Advisory fee	(434)	(447)
Equity in earnings of investees	3	-
Deferred tax benefit	48	61

Income (loss) from continuing operations	$144	$(867)

The table below reconciles the segment assets to total assets:

	For the Six Months Ended June 30,
	2010	2009
Segment assets	$29,503	$31,489
Investments in real estate partnerships	95	74
Other assets and receivables	86,062	75,932
Assets held for sale	-	5,395

Total assets	$115,660	$112,890

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of June 30, 2010, we owned or had interests in 203.31 acres of land held for future development or sale.

Our primary source of revenue is from the interest income on over $36.4 million of notes receivable due from affiliated and/or related parties.

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for our financial statements issued subsequent to June 30, 2009, and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating our accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

The accompanying financial statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgements related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in net income. Our investment in TCI Eton Square, LP is accounted for under the equity method.

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

Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate – General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the six months ended June 30, 2010, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended June 30, 2010 to the same period ended 2009

We had a net loss applicable to common shares of ($18,000) or $0.00 per diluted earnings per share for the period ended June 30, 2010, as compared to a net loss applicable to common shares of ($386,000) or ($0.09) per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $65,000 for the three months ended June 30, 2010. This represents a decrease of $5,000, as compared to the prior period revenues of $70,000, due to a decrease in our rental income received from the leasing of our storage warehouse.

Expenses

Property operating expenses were $35,000 for the three months ended June 30, 2010. This represents a decrease of $19,000, as compared to the prior period operating expenses of $54,000. There was an increase in the expenses relating to the storage warehouse of $2,000, a decrease in the Mercer Crossing land portfolio of $15,000 and a decrease in insurance expense from properties sold in 2009. The land portfolio had a decrease in expenses related to advertising and Property Owners Association (POA) fees.

General and administrative expenses were $123,000 for the three months ended June 30, 2010. This represents a decrease of $63,000, as compared to the prior period expenses of $186,000. This decrease was due to the over accrual of 2008 franchise taxes, adjusted in 2009, in the amount of $72,000 offset by $16,500 in accounting fees accrued for the second quarter of 2010, without a similar accrual in the prior period. The remaining decrease was due to decreases in various corporate related expenses.

Other income (expense)

Interest income was $621,000 for the three months ended June 30, 2010. This represents an increase of $304,000 as compared to the prior period interest income of $317,000. The increase is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. in the current period. The notes are excess cash flow notes and interest on the notes is recorded as cash is received. More cash was received in the current period as compared to the prior period.

Mortgage loan and interest expense was $330,000 for the three months ended June 30, 2010. This represents a decrease of $135,000 as compared to the prior period expense of $465,000. The decrease is due to the modification of the Mercer Crossing/Travelers land loan, lowering the interest rate for the interest expenses incurred in the current period.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP. This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations consist of an office building and a shopping center that were sold in 2009. As of June 30, 2010 there were no properties held for sale, sold during the three months ended June 30, 2010 or sold subsequent to that date. The following table summarizes income from discontinued operations (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009
Revenue
Rental	$-	$314
Property operations	-	3

	-	311
Expenses
Interest	-	(94)
General and administration	-	(1)
Depreciation	-	(49)

	-	(144)

Income from discontinued operations	-	167
Tax expense	-	(59)

Net income from discontinued operations	$-	$108

Comparison of the six months ended June 30, 2010 to the same period ended 2009

We had a net income applicable to common shares of $144,000 or $0.03 per diluted earnings per share for the period ended June 30, 2010, as compared to a net loss applicable to common shares of ($754,000) or ($0.18) per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $126,000 for the six months ended June 30, 2010. This represents a decrease of $13,000, as compared to the prior period revenues of $139,000, due to a decrease in our rental income received from the leasing of our storage warehouse.

Expenses

Property operating expenses were $87,000 for the six months ended June 30, 2010. This represents a decrease of $9,000, as compared to the prior period operating expenses of $96,000. There was a decrease in the expenses relating to the storage warehouse of $15,000 but an increase in the Mercer Crossing land portfolio of $14,000. The land portfolio had an increase in expenses related to professional services and POA fees. Corporate had a decrease of $8,000 due to miscellaneous expenses.

General and administrative expenses were $179,000 for the six months ended June 30, 2010. This represents an increase of $31,000, as compared to the prior period expenses of $148,000. This increase was due to an accrual of $33,000 for accounting fees without a similar accrual in the prior period, an increase in legal and professional fees of $9,000, offset by $11,000 decreases in various corporate related expenses.

Other income (expense)

Interest income was $1.3 million for the six months ended June 30, 2010. This represents an increase of $579,000 as compared to the prior period interest income of $751,000. The increase is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. in the current period. The notes are excess cash flow notes and interest on the notes is recorded as cash is received. More cash was received in the current period as compared to the prior period.

Mortgage loan and interest expense was $663,000 for the six months ended June 30, 2010. This represents a decrease of $437,000 as compared to the prior period expense of $1.1 million. The decrease is due to the modification of the Mercer Crossing/Travelers land loan, lowering the interest rate for the interest expenses incurred in the current period.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP. This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations consist of an office building and a shopping center that were sold in 2009. As of June 30, 2010, there were no properties held for sale, sold during the six months ended June 30, 2010 or sold subsequent to that date. The following table summarizes income from discontinued operations (dollars in thousands):

	For the Six Months Ended June 30,
	2010	2009
Revenue
Rental	$-	$634
Property operations	-	170

	-	464
Expenses
Interest	-	(185)
General and administration	-	(9)
Depreciation	-	(96)

	-	(290)

Income from discontinued operations	-	174
Tax expense	-	(61)

Net income from discontinued operations	$-	$113

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

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

Cash flow summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	June 30,
	2010	2009	Variance
Net cash used in operating activities	$(413)	$(2,259)	$1,846
Net cash provided by investing activities	$643	$2,552	$(1,909)
Net cash used in financing activities	$(229)	$(262)	$33

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has alternative minimum tax credit carryforwards available for 2010 and has a loss for federal income tax purposes after consolidation in the ARL group for the first six months of 2010; therefore, it recorded no provision for income taxes.

At June 30, 2010, IOT had a net deferred tax asset of approximately $2.3 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2010, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates

Notes payable:
Variable rate	$34,436	4.65%	$344

Total decrease in IOT’s annual net income			344

Per share			$0.08

ITEM 4T.	CONTROLS AND PROCEDURES

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended by this Report, no equity securities of Income Opportunity Realty Investors, Inc.’s stock were purchased. The following table sets forth a summary of the repurchases made during the quarter ended by this Report, and the specified number of shares that may yet be purchased under the program as specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program(1)

Period
Balance as of March 31, 2010			810,272	89,728
April 30, 2010	-	-	810,272	89,728
May 31, 2010	-	-	810,272	89,728
June 30, 2010	-	-	810,272	89,728

Total	-

(1) On June 23, 2005, the IOT Board of Directors approved a share repurchase program for up to 900,000 shares of our common stock. This repurchase program has no termination date.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 16, 2010	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2010

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