Form 10-K
period 2010-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2011-03-31
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,427,738 based upon a total of 612,096 shares held as of June 30, 2010 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 25, 2011, there were 4,168,214 shares of common stock outstanding.

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

As used herein, the terms “IOT,” “the Company,” “We,” “Our,” or “Us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company is headquartered in Dallas, Texas, and its common stock trades on the American Stock Exchange under the symbol (“AMEX:IOT”).

On July 17, 2009, Transcontinental Realty Investors, Inc. (“TCI”), acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 of the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI had owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted approximately 85.3% of the shares of common stock of IOT outstanding. In 2010, TCI sold 5,000 shares of IOT stock resulting in an ownership of 3,551,118 shares which constitutes approximately 85.2% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares).

IOT is a “C Corporation” for U.S. federal income tax purposes. With TCI’s acquisition of the additional shares on July 17, 2009, TCI increased its aggregate ownership of IOT to in excess of 80%; therefore, beginning July 2009, IOT’s results of operations are now consolidated with those of ARL and TCI and their subsidiaries. ARL is the common parent for the consolidated group.

IOT’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of IOT and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC, a Nevada limited liability company (“Prime”) under a written Advisory Agreement that is reviewed annually by IOT’s Board of Directors. The directors of IOT are also directors of ARL and TCI. The Chairman of the Board of Directors of IOT also serves as the Chairman of the Board of Directors of ARL and TCI. The officers of IOT also serve as officers of ARL, TCI and Prime.

SWI served as the Company’s external advisor from July 1, 2003 until July 1, 2009. Effective July 1, 2009, the Advisory Agreement and the Cash Management Agreement with SWI was terminated. IOT’s contractual advisor is now Prime, the sole member of which is Prime Income Asset Management, Inc., a Nevada corporation

(“PIAMI”), which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Prime also serves as advisor to ARL and TCI. As the contractual advisor, Prime is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. IOT has no employees. Employees of Prime render services to IOT in accordance with the terms of the Advisory Agreement.

To the extent we own operating properties, Triad Realty Services, LP (“Triad”), an affiliate of Prime, provides property management services. The general partner of Triad is PIAMI, the sole member of Prime. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of commercial properties to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. Triad is entitled to receive a fee for its property management services. Regis I is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance”.

Our primary business is investing in real estate. We divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center in October 2009, resulting in land held for development or sale remaining as our sole operating segment. At December 31, 2010, our land consisted of 203.3 acres of land held for future development or sale. All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on over $38.4 million of note receivables due from affiliated and/or related parties.

Significant transactions

A summary of some of the significant transactions for the year ended December 31, 2010 are discussed below:

On May 18, 2010, we sold our 10.0% investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $1.37 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. A three-year note receivable for the full sales price was given as consideration, with an interest rate of prime plus 2.0%, payable at maturity on May 18, 2013. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot storage warehouse and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate initial investment and questionable recovery of investment cost.

On December 24, 2010, we sold 6.6 acres of land known as Three Hickory land located in Farmers Branch, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $1.2 million. A five-year note receivable for $1.2 million was given as consideration, with an interest rate of 6.0%, payable at maturity on December 24, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate initial investment and questionable recovery of investment cost.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in

Schedule III, “Real Estate and Accumulated Depreciation”. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees by its parent, TCI. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

Business Plan

Our business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate-related activities through investments in mortgage loans. All of our real estate is located in the southwest region of the continental United States. The land portfolio is currently our sole operating segment.

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

Competition

The real estate business is highly competitive and IOT competes with numerous entities engaged in real estate activities (including certain entities described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than IOT. We believe that success against such competition is dependent upon the geographic location of the property, the performance of the property-level managers in areas such as leasing and marketing, collection of rents and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to the property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. See also Part I, Item1A. “Risk Factors”.

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where IOT’s properties are located, as well as aggressive buyers attempting to penetrate or dominate a particular market.

As described above and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” the officers and directors of IOT also serve as officers or directors of ARL and TCI. Both ARL and TCI have business objectives similar to those of IOT. IOT’s officers and directors owe fiduciary duties to both ARL and TCI as well as to IOT under applicable law. In determining whether a particular investment opportunity will be allocated to IOT, ARL, or TCI, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, TCI competes with affiliates of Prime having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Prime has informed TCI that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

Available Information

IOT maintains an internet website at http://www.incomeopp-realty.com. We make available through our website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and our Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on our website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

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

We had total indebtedness at December 31, 2010 of approximately $36.6 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

The degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. The degree of leverage could also make us more vulnerable to a downturn in business or the economy.

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

The overall business is subject to all of the risks associated with the real estate industry.

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

•	changes in interest rates that may make our ability to satisfy our debt service requirements materially more burdensome;

•	lack of availability of financing that may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control; and

•	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

Adverse economic conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, and financial condition.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, and financial condition as a result of the following, among other potential consequences:

•

our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•

reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•	one or more lenders could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

Real estate investments are illiquid, and we may not be able to sell properties if and when it is appropriate to do so.

Real estate generally cannot be sold quickly. We may not be able to dispose of properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code may limit our ability to sell properties (without incurring significant tax costs) in some situations when it may be otherwise economically advantageous to do so, thereby adversely affecting returns to stockholders and adversely impacting our ability to meet our obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On December 31, 2010, our portfolio consisted of 203.3 acres of land held for development or sale. The table below shows information relating to the land owned:

Land	Location	Acres
Mercer Crossing Multi-Tracts	Farmers Branch, TX	203.3

	Total Land/Development	203.3

ITEM 3.	LEGAL PROCEEDINGS

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

Registrant’s Annual Meeting of Stockholders occurred on September 16, 2010, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 (the “Exchange Act”). There was no solicitation in opposition to the management nominees listed in the Proxy Statement and all of such nominees were elected. At the annual meeting, stockholders were asked to consider and vote upon the election of directors and the ratification of the selection of the independent registered public accounting firm for IOT for the fiscal year ending December 31, 2010 and any interim period. With respect to each nominee for election as a director, the following information sets forth the number of votes cast for or withheld:

	Shares Voting
Director	For	Withheld Authority
Robert A. Jakuszewski	3,648,404	28,426
Peter L. Larsen	3,648,104	28,726
Ted R. Munselle	3,648,404	28,426
Martha C. Stephens	3,648,254	28,576

There were no broker non-votes on the election of directors. All nominees were elected.

With respect to the ratification of Swalm & Associates, P.C., as the independent registered public accountant for the Company for the fiscal year ending December 31, 2010 and any interim period, 3,835,043 votes were received in favor of such proposal, 27,227 votes were received against such proposal and 10,020 votes abstained; there were no broker non-votes on this issue.

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

	2010		2009
	High	Low	High	Low
First Quarter	$8.40	$5.01	$8.10	$3.60
Second Quarter	$6.78	$5.08	$9.83	$3.40
Third Quarter	$6.60	$4.12	$7.97	$4.11
Fourth Quarter	$4.72	$3.35	$8.40	$4.08

On March 25, 2011, the closing sale price of the Company’s Common Stock on the AMEX was $3.25 per share. The approximate number of record holders of our common stock at March 25, 2011 was 700.

Performance Graph

The following graph compares the cumulative total stockholder return on shares of Common Stock of the Company with the Dow Jones Industrial Average (“Dow Jones Industrial”) and the Dow Jones Real Estate Investment Index (“Dow Jones Real Estate”). The comparison assumes that $100 was invested on December 31, 2005, in shares of Common Stock of the Company, and in each of the indices, and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

$100 invested on 12/31/05 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
Income Opportunity Realty Investors, Inc.	$100.00	$105.56	$85.71	$90.48	$133.33	$65.87
Dow Jones Real Estate	$100.00	$133.15	$106.72	$63.46	$78.27	$95.38
Dow Jones Industrial	$100.00	$116.29	$123.77	$81.89	$97.30	$108.02

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2010, 2009, or 2008. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance as of September 30, 2010			1,034,761	615,239
October 31, 2010	—	—	1,034,761	615,239
November 30, 2010	—	—	1,034,761	615,239
December 31, 2010	—	—	1,034,761	615,239

Total	—

ITEM 6.	SELECTED FINANCIAL DATA

INCOME OPPORTUNITY REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$313	$246	$310	$402	$503
Total operating expenses	1,432	1,517	1,935	2,032	1,279

Operating loss	(1,119)	(1,271)	(1,625)	(1,630)	(776)
Other income	2,909	2,681	6,837	1,454	405

Income (loss) before gain on land sales, non-controlling interest, and taxes	1,790	1,410	5,212	(176)	(371)
Income tax benefit (expense)	48	(493)	7,524	(170)	222

Net income (loss) from continuing operations	1,838	917	12,736	(346)	(149)

Net income (loss) from discontinuing operations	—	3	13,973	(317)	413

Net income (loss)	1,838	920	26,709	(663)	264
Net (income) loss attributable to non-controlling interest	—	—	—	(72)	(92)

Net income (loss) applicable to common shares	$1,838	$920	$26,709	$(735)	$172

PER SHARE DATA
Earnings per share—basic
Net income (loss) from continuing operations	$0.44	$0.22	$3.06	$(0.10)	$(0.04)
Net income (loss) from discontinued operations	—	—	3.35	(0.08)	0.08

Net income (loss) applicable to common shares	$0.44	$0.22	$6.41	$(0.18)	$0.04

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,264	4,168,414	4,173,675
Earnings per share—diluted
Net income (loss) from continuing operations	$0.44	$0.22	$3.06	$(0.10)	$(0.04)
Net income (loss) from discontinued operations	—	—	3.35	(0.08)	0.08

Net income (loss) applicable to common shares	$0.44	$0.22	$6.41	$(0.18)	$0.04

Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,264	4,168,414	4,173,675

BALANCE SHEET DATA
Real estate, net	$29,561	$29,503	$36,942	$57,603	$58,621
Notes and interest receivable, net	$36,579	$36,992	$38,015	$27,441	$27,777
Total assets	$117,087	$115,665	$113,962	$116,307	$108,911
Notes and interest payables	$36,604	$37,080	$42,319	$69,506	$61,546
Shareholders’ equity	$73,532	$71,694	$70,774	$44,744	$45,444
Book value per share	$17.64	$17.20	$16.98	$10.73	$10.89

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of December 31, 2010, we owned or had interests in 203.3 acres of land held for future development or sale, including a storage warehouse.

Our primary source of revenue is from the interest income received on our notes receivable and the rents collected on our storage warehouse, and sales of properties.

We have historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

We are advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Triad Realty Services, L.P. (“Triad”), an affiliate of Prime. Triad subcontracts the property-level management and leasing of our commercial properties to Regis Realty I, LLC (“Regis I”).

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2010, IOT is not the primary beneficiary of a VIE.

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. IOT’s investment in Eton Square is accounted for under the equity method.

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

Depreciation and Impairment

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, property taxes, insurance, and other project costs incurred during the period of development.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If we determine that impairment has occurred, the affected assets must be reduced to their face value.

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest—Capitalization of Interest” and ASC Topic 970 “Real Estate—General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Recognition of Revenue

Our revenues are composed largely of interest income on notes receivable and also include rents received on a storage warehouse. In accordance with ASC 805 “Business Combinations”, we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases, as applicable.

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Level 3—Unobservable inputs that are significant to the fair value measurement. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense. Our aggregate obligations subsequent to December 31, 2010 are shown in the table below (dollars in thousands):

	Total	2011	2012	2013-2015	Thereafter
Long-term debt obligation	$38,943	$31,503	$685	$6,750	$5
Capital lease obligation	—	—	—	—	—
Operating lease obligation	—	—	—	—	—
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$38,943	$31,503	$685	$6,750	$5

Results of Operations

The following discussion is based on our Consolidated Financial Statements “Consolidated Statement of Operations” for the years ended December 31, 2010, 2009, and 2008 from Part II, Item 8., “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held for future development or sale. There is a warehouse located on one of the land parcels that is used for storage and generates some revenues through the leasing of that storage space. Our operating expenses relate mainly to the administration and maintenance costs associated with the land held for development or sale and storage space.

We also have other income and expense items. We receive interest income from the funds deposited with our advisor at a rate of prime plus 1.0%. We have receivables from our affiliates which also provide interest income. Our other significant expense item is from the mortgage expense which includes interest payments on the debt secured by our properties.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

We had a net income applicable to common shares of $1.84 million or $0.44 per diluted earnings per share for the year ended December 31, 2010, as compared to a net income applicable to common shares of $0.92 million or $0.22 per diluted earnings per share for the same period ended 2009.

Revenue

Rental and other property revenues were $313,000 for the twelve months ended December 31, 2010. This represents an increase of $67,000 as compared to the prior period revenues of $246,000, due to an increase in our rental income received from the leasing of our storage warehouse.

Expenses

Property operations expenses were $164,000 for the twelve months ended December 31, 2010. This represents a decrease of $27,000, as compared to the prior period operating expenses of $191,000, due to an overall decrease in costs and additional repairs and maintenance incurred in our storage warehouse.

There was no depreciation or amortization expense for the twelve months ended December 31, 2010, as compared to $40,000 in the prior period. In 2009, we divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center, resulting in land held for development or sale remaining as our sole operating segment.

Other income (expense)

Our interest income was $4.3 million for the twelve months ended December 31, 2010. This represents a decrease of $0.4 million in the current year, as compared to interest income of $4.7 million in the prior period. The decrease is due to fewer payments received on our notes receivables from Unified Housing Foundation, an affiliated entity. The receivables are surplus cash flow notes. The entity is required to pay on the notes when they generate surplus cash flow, thus interest income is recorded when received. Less surplus cash flow was generated in the current year, as compared to the prior year.

Mortgage loan interest expense was $1.3 million for the twelve months ended December 31, 2010. This represents a decrease of $0.6 million in the current year, as compared to interest expense of $1.9 million in the prior period. The majority of this decrease is due to the modification of the Mercer Crossing land loan, lowering the interest rate by 250 basis points during the later part of 2009.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP. This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Due to the overall positive income, we had a net income fee expense due to our advisor. This fee is based on a percentage of total net income. The net income fee in the current year included a $45,000 credit for the prior year’s fee related primarily to the tax expense calculated after the net income fee was billed for the prior year’s net income.

Discontinued operations

There were no properties included in discontinued operations for 2010. Our discontinued operations for 2009 consist of two commercial properties, an office building and shopping center, 2010 Valley View and Parkway Centre, which were sold in October 2009. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2010	2009
Revenue
Rental	$—	$964
Property operations	—	354

	—	610
Expenses
Interest	—	(448)
General and administration	—	(11)
Depreciation	—	(146)

	—	(605)

Net income from discontinued operations, before tax	—	5
Income tax expense	—	(2)

Income from discontinued operations	$—	$3

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

We had net income applicable to common shares of $920,000 or $0.22 per diluted earnings per share in 2009, which includes income from discontinued operations of $5,000, as compared to a net income applicable to common shares of $26.71 million or $6.41 per diluted earnings per share in 2008, which includes income from discontinued operations of $13.97 million for the same period ended 2008.

Revenue

Rental and other property revenues decreased from $310,000 in 2008 to $246,000 in 2009. The decrease was due to a loss in rental revenues within our storage property.

Expenses

Property operating expenses decreased from $381,000 in 2008 to $191,000 in 2009. The decrease was due to an overall decrease in costs and additional repairs and maintenance incurred.

Advisory fees decreased from $895,000 in 2008 to $881,000 in 2009. The advisory fees are based on the total net assets. We sold six apartment complexes in January 2008 and one in November 2008, reducing our asset base, thus reducing our fee.

Other income (expense)

Interest income increased from $3.0 million in 2008 to $4.7 million in 2009. The increase is due to cash received on our surplus cash flow notes receivable from Unified Housing Foundation, an affiliated entity. This entity is required to pay on the notes when they generate surplus cash flow, thus interest income is recorded when payments received.

Mortgage and loan interest decreased in 2009 due to a decrease in the interest rate on the Travelers land mortgage.

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

	For Years Ended December 31,
	2009	2008
Revenue
Rental	$964	$1,963
Property operations	354	1,725

	610	238
Expenses
Interest	(448)	(2,900)
General and administration	(11)	(885)
Depreciation	(146)	(194)

	(605)	(3,979)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes and fees	5	(3,741)
Gain on sale of discontinued operations	—	29,750
Net income/sales fee to affiliate	—	(4,512)

Net income from discontinued operations, before tax	5	21,497
Income tax expense	(2)	(7,524)

Net income from discontinued operations	$3	$13,973

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

It is important to realize that the current status of the banking industry has had a significant effect on our industry. The banks’ willingness and/or ability to originate loans affects our ability to buy and sell property, and refinance existing debt. We are unable to foresee the extent and length of this down-turn. A continued and extended decline could materially impact our cash flows. We draw on multiple financing sources to fund our long-term capital needs.

We may also issue additional equity securities, including common stock. Management anticipates that our cash as of December 31, 2010, along with cash that will be generated in 2011 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations

Financial Position

The following impacted our balance sheet as of December 31, 2010:

Our real estate increased by $58,000 for the costs associated with the demolition of a portion of the warehouse space. The demolition of this building added value to the vacant land located adjacent to the building.

The Notes and interest payable balance decreased due to amortization payments made on the recurring property loans.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $20,000 and $2,000 as of December 31, 2010 and December 31, 2009, respectively. The increase was a result of the following increases and decreases in cash flows (dollars in thousands)

	Year ended December 31,
	2010	2009	Variance
	(amounts in thousands)
Net cash provided by (used in) operating activities	$217	$1,566	$(1,349)
Net cash provided by (used in) investing activities	$392	$3,623	$(3,231)
Net Cash provided by (used in) financing activities	$(591)	$(5,239)	$4,648

Our cash from operating activities has decreased from the prior year. This change is primarily due to a decrease in the receipt of interest income from our notes receivable from Unified Housing Foundation. In 2010 we received the UHF surplus cash flow payments on the note receivables subsequent to year end. We recorded the interest income as earned in anticipation of the receipt of cash.

Our cash from investing activities decreased from the prior year as there were no sales in the current period to generate sales proceeds, as occurred in the prior year. In the current year, we did receive proceeds from notes receivable that were invested with our advisor.

Our cash used by financing activities decreased from the prior period. In the current year, we made regular monthly debt payments. In 2009, cash was used to pay off the mortgages on the two commercial properties.

We paid no dividends in 2010, 2009, or 2008. It is unlikely that we will pay any quarterly dividends in 2011.

Management reviews the carrying values of our properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicates that impairment may exist. Impairment is considered to exist if the future cash flow from a property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected The note receivable review includes an evaluation of the collateral property securing such note. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes: (1) selective property inspections; (2) a review of the property’s current rents compared to market rents; (3) a review of the property’s expenses; (4) a review of maintenance requirements; (5) a review of the property’s cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

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

IOT is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IOT does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IOT’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IOT’s market risk is exposure to short-term interest rates from variable rate borrowings. If market interest rates for variable rate debt average 100 basis points more in 2011 than they did during 2010, IOT’s interest expense would increase and net income would decrease by $341,208. This amount is determined by considering the impact of hypothetical interest rates on IOT’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IOT’s financial structure.

The following table contains only those exposures that existed at December 31, 2010. Anticipation of exposures or risk on positions that could possibly arise was not considered. IOT’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Note Receivable
Variable interest rate—fair value							$6,900
Instrument’s maturities	$—	$—	$—	$6,900	$—	$—	$6,900
Instrument’s amortization	—	—	—	—	—	—	—
Interest	362	362	362	272	—	—	1,358
Average Rate	5.25%	5.25%	5.25%	5.25%	0.00%	0.00%
Fixed interest rate—fair value							$29,026
Instrument’s maturities	$—	$—	$—	$—	$—	$29,026	$29,026
Instrument’s amortization	—	—	—	—	—	—	—
Interest	1,524	1,524	1,524	1,524	1,524	40,927	48,546
Average Rate	5.25%	5.25%	5.25%	5.25%	5.25%	12.00%

	2011	2012	2013	2014	2015	Thereafter	Total
Notes Payable
Variable interest rate—fair value							$34,121
Instrument’s maturities	$26,807	$—	$—	$5,796	$—	$—	$32,603
Instrument’s amortization	966	276	276	—	—	—	1,518
Interest	1,194	408	390	283	—	—	2,275
Average Rate	5.38%	6.50%	6.50%	6.50%	0.00%	0.00%
Fixed interest rate—fair value							$2,374
Instrument’s maturities	$2,343	$—	$—	$—	$—	$—	$2,343
Instrument’s amortization	26	—	—	1	1	3	31
Interest	167	1	1	1	1	2	173
Average Rate	10.11%	12.50%	12.50%	12.50%	12.50%	12.50%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Income Opportunity Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Income Opportunity Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in the notes to the financial statements, Income Opportunity Realty Investors, Inc. has significant transactions with and balances due from affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

Plano, Texas

March 31, 2011

INCOME OPPORTUNITY REALTY INVESTORS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$29,561	$29,503

Total real estate	29,561	29,503
Notes and interest receivable from related parties	38,405	38,818
Less allowance for doubtful accounts	(1,826)	(1,826)

Total notes and interest receivable	36,579	36,992
Cash and cash equivalents	20	2
Investments in unconsolidated subsidiaries and investees	89	92
Receivable and accrued interest from related parties	48,598	46,676
Other assets	2,240	2,400

Total assets	$117,087	$115,665

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$36,604	$37,080
Deferred revenue (from sales to related parties)	6,550	6,550
Accounts payable and other liabilities (including $1 in 2010 and $2 in 2009 from affiliated and related parties)	401	341

	43,555	43,971
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2010 and 2009	42	42
Treasury stock at cost, 5,461 shares in 2010 and 2009	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	11,574	9,736

Total shareholders’ equity	73,532	71,694

Total liabilities and shareholders’ equity	$117,087	$115,665

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31, 2010
	2010	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $313 and $243 and $282 for the year ended 2010 and 2009 and 2008 respectively from affiliates and related parties)	$313	$246	$310

Expenses:
Property operating expenses (including $2 and $5 and $8 for the year ended 2010 and 2009 and 2008 respectively from affiliates and related parties)	164	191	381
Depreciation and amortization	—	40	60
General and administrative (including $178 and $117 and $28 for the year ended 2010 and 2009 and 2008 respectively from affiliates and related parties)	402	405	599
Advisory fee to affiliates	866	881	895

Total operating expenses	1,432	1,517	1,935

Operating loss	(1,119)	(1,271)	(1,625)

Other income (expense):
Interest income (including $4,292 and $4,661 and $2,964 for the year ended 2010 and 2009 and 2008 respectively from affiliates and related parties)	4,292	4,661	2,993
Mortgage and loan interest	(1,281)	(1,883)	(2,043)
Gain on involuntary conversion	—	—	7,356
Earnings from unconsolidated subsidiaries and investees	(3)	18	(458)
Net income fee to affiliates	(99)	(115)	(1,011)

Total other income	2,909	2,681	6,837

Income before gain on land sales, non-controlling interest, and taxes	1,790	1,410	5,212

Income from continuing operations before tax	1,790	1,410	5,212
Income tax benefit (expense)	48	(493)	7,524

Net income from continuing operations	1,838	917	12,736

Discontinued operations:
Income from discontinued operations	—	5	21,497
Income tax expense from discontinued operations	—	(2)	(7,524)

Net income from discontinued operations	—	3	13,973

Net income	1,838	920	26,709

Earnings per share—basic
Income from continuing operations	$0.44	$0.22	$3.06
Discontinued operations	—	—	3.35

Net income applicable to common shares	$0.44	$0.22	$6.41

Earnings per share—diluted
Income from continuing operations	$0.44	$0.22	$3.06
Discontinued operations	—	—	3.35

Net income applicable to common shares	$0.44	$0.22	$6.41

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,264
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,264

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2010

(dollars in thousands)

		Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings
	Total	Shares	Amount
Balance, December 31, 2007	$44,067	4,173,675	$42	$(37)	$61,955	$(17,893)
Net income	26,709	—	—	—	—	26,709
Repurchase of treasury stock	(2)	—	—	(2)	—	—

Balance, December 31, 2008	$70,774	4,173,675	$42	$(39)	$61,955	$8,816
Net income	920	—	—	—	—	920

Balance, December 31, 2009	$71,694	4,173,675	$42	$(39)	$61,955	$9,736
Net income	1,838	—	—	—	—	1,838

Balance, December 31, 2010	$73,532	4,173,675	$42	$(39)	$61,955	$11,574

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income applicable to common shares	$1,838	$920	$26,709
Adjustments to reconcile net income applicable to common shares to net cash used in operating activities:
Depreciation and amortization	18	186	255
Earnings from unconsolidated subsidiaries and investees	3	(18)	458
Earnings on non-controlling interest	—	—	(677)
Gain on the sale of income-producing properties	—	—	(29,750)
(Increase) decrease in assets:
Accrued interest receivable	(1,959)	2,292	(1,537)
Other assets	148	(1,205)	1,970
Increase (decrease) in liabilities:
Accrued interest payable	109	—	(167)
Other liabilities	60	(609)	403

Net cash provided by (used in) operating activities	217	1,566	(2,336)

Cash Flow From Investing Activities:
Proceeds from sales of income-producing properties	—	6,860	49,679
Proceeds from sales of land	—	6,891	—
Proceeds from notes receivable	2,372	(440)	(10,628)
Real estate improvements	(58)	(156)	458
Affiliate receivable	(1,922)	(9,532)	(10,366)

Net cash provided by investing activities	392	3,623	29,143

Cash Flow From Financing Activities:
Payments on notes payable	(585)	(5,239)	(27,020)
Deferred financing costs	(6)	—	—
Repurchase of treasury stock	—	—	(2)

Net cash used in financing activities	(591)	(5,239)	(27,022)

Net increase in cash and cash equivalents	18	(50)	(215)
Cash and cash equivalents, beginning of period	2	52	267

Cash and cash equivalents, end of period	$20	$2	$52

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,154	$2,139	$5,612
Cash paid for income taxes	$—	$84	$—

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

Certain balances in the 2009 and 2008 presentation have been reclassified to conform to the 2010 presentation.

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

Organization and business.    Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company is headquartered in Dallas, Texas, and its common stock trades on the American Stock Exchange under the symbol (“AMEX:IOT”).

On July 17, 2009, Transcontinental Realty Investors, Inc. (“TCI”), acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 of the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI had owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted approximately 85.3% of the shares of common stock of IOT outstanding. In 2010, TCI sold 5,000 shares of IOT stock resulting in an ownership of 3,551,118 shares which constitutes approximately 85.2% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares).

IOT is a “C” corporation for U.S. federal income tax purposes. With TCI’s acquisition of the additional shares on July 17, 2009, TCI increased its aggregate ownership of IOT to in excess of 80%; therefore, beginning July 2009, IOT’s results of operations are now consolidated with those of ARL and TCI and their subsidiaries. ARL is the common parent for the consolidated group.

IOT’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of IOT and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC, a Nevada limited liability company (“Prime”) under a written Advisory Agreement that is reviewed annually by IOT’s Board of Directors. The directors of IOT are also directors of ARL and TCI. The Chairman of the Board of Directors of IOT also serves as the Chairman of the Board of Directors of ARL and TCI. The officers of IOT also serve as officers of ARL, TCI and Prime.

SWI served as the Company’s external advisor from July 1, 2003 until July 1, 2009. Effective July 1, 2009, the Advisory Agreement and the Cash Management Agreement with SWI was terminated. IOT’s contractual advisor is now Prime, the sole member of which is Prime Income Asset Management, Inc., a Nevada corporation (“PIAMI”), which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Prime also serves as advisor to ARL and TCI. As the contractual advisor, Prime is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. IOT has no employees. Employees of Prime render services to IOT in accordance with the terms of the Advisory Agreement.

To the extent we own operating properties, Triad Realty Services, LP (“Triad”), an affiliate of Prime, provides property management services. The general partner of Triad is PIAMI, the sole member of Prime. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of commercial properties to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. Triad is entitled to receive a fee for its property management services. Regis I is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance”.

Our primary business is investing in real estate. We divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center in October 2009, resulting in land held for development or sale remaining as our sole operating segment. At December 31, 2010, our land consisted of 203.3 acres of land held for future development or sale. We also own a storage warehouse that generates a small amount of rental revenue. All of our land holdings are located in Texas.

Basis of presentation.    The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2010 IOT was not the primary beneficiary of a VIE.

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. IOT’s investment in Eton Square is accounted for under the equity method.

Real estate, depreciation and impairment.    Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—10-40 years; furniture, fixtures and equipment—5-10 years). We continually evaluate the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment”. Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held for sale.    We periodically classify real estate assets as held for sale. An asset is classified as held for sale after the approval of our board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

Fair value measurement.    We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

Non-performing notes receivable.    We consider a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest recognition on notes receivable.    For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent cash is received.

Allowance for estimated losses.    We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 “Notes and Interest Receivable Affiliated” for details on our notes receivable.

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings per share.    Earnings per share “(EPS)” have been computed pursuant to the provisions of ASC 620 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

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

NOTE 2.	REAL ESTATE

Real estate consisted of the following at December 31, (dollars in thousands):

	2010	2009
Land held for development or sale	$29,561	$29,503

	$29,561	$29,503

Below is a summary of the real estate transactions for the year ended December 31, 2010:

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot storage warehouse and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate initial investment and questionable recovery of investment cost.

On December 24, 2010, we sold 6.6 acres of land known as Three Hickory land located in Farmers Branch, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $1.2 million. A five-year note receivable for $1.2 million was given as consideration, with an interest rate of 6.0%, payable at maturity on December 24, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate initial investment and questionable recovery of investment cost.

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

At December 2010 and 2009, we had junior mortgage loans and accrued interest receivable from affiliates, net of allowances, totaling $36.6 million and $36.9 million, respectively. The loans mature at various dates through December 2027 and have an average interest rate of 5.25%. Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. See Schedule IV to the financial statements—Mortgage Loans on Real Estate.

Borrower	Maturity	Principal Balance	Interest Rate
Transcontinental Realty Investors, Inc. (Centura Land)	09/18/14	$6,900	prime + 2.00%
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/31/27	2,000	5.25%
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/31/27	6,363	5.25%
United Housing Foundation, Inc. (Cliffs of El Dorado)	12/31/27	2,990	5.25%
United Housing Foundation, Inc. (Echo Station)	12/31/27	1,668	5.25%
United Housing Foundation, Inc. (Limestone Canyon)	12/31/27	3,057	5.25%
United Housing Foundation, Inc. (Limestone Ranch)	12/31/27	2,250	5.25%
United Housing Foundation, Inc. (Marquis at Vista Ridge)	12/31/27	439	5.25%
United Housing Foundation, Inc. (Parkside Crossing)	12/31/27	1,936	5.25%
United Housing Foundation, Inc. (Sendero Ridge)	12/31/27	5,174	5.25%
United Housing Foundation, Inc. (Timbers of Terrell)	12/31/27	1,323	5.25%
United Housing Foundation, Inc. (Tivoli)	12/31/27	1,826	5.25%
Accrued interest		2,479
Less: purchase allowance		(1,826)

		$36,579

All are related party notes.

NOTE 4.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

	Percent ownership
Investee	2010	2009	2008
TCI Eton Square, L.P. (“Eton Square”)	10%	10%	10%

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

The market values as of the year ended December 31, 2010 and 2009 were not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	2010	2009	2008
Real Estate, net of accumulated depreciation	$13,318	$13,747	$14,362
Notes Receivable	—	—	—
Other assets	576	319	597
Notes payable	(9,363)	(9,253)	(9,494)
Other liabilities	(3,641)	(3,895)	(4,690)
Shareholders equity/partners capital	$(890)	$(918)	$(775)

Rents	$1,893	$1,929	$2,066
Interest income	—	—	—
Depreciation	(504)	(536)	(667)
Operating expenses	(817)	(638)	(1,057)
Gain on land sales	—	—	—
Interest expense	(601)	(611)	(626)

Income (loss) from continuing operations	(29)	144	(284)
Income from discontinued operations	—	—	—

Net income (loss)	$(29)	$144	$(284)

Company’s proportionate share of earnings	$(3)	$18	$(43)

NOTE 5.	NOTES AND INTEREST PAYABLE

The following table shows the principal payments due on our notes payable through the next five years and thereafter (dollars in thousands):

2011	$30,142
2012	276
2013	276
2014	5,797
2015	1
Thereafter	3

$36,495

Notes payable at December 31, 2010, bear interest at rates ranging from 4.25% to 12.0% and mature between 2011 and 2020. As of December 31, 2010, there was accrued interest of $109,000. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $36.5 million. Of the total notes payable, the senior debt is $36.5 million and included in the senior debt is $4,000 of property tax loans.

NOTE 6.	RELATED PARTY TRANSACTIONS AND FEES

The Advisory agreement provides for Prime or an affiliate of Prime to receive fees and cost reimbursements as defined in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. Cost reimbursements are allocated based on the relative market values of the Company’s assets. The Company and SWI entered into an Advisory Agreement and Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Effective July 1, 2009, the Advisory Agreement and Cash Management Agreement with SWI was terminated. IOT has engaged Prime as Cash Manager under the substantially same terms as under the SWI Agreement. The fees and cost reimbursements paid to Prime, SWI and affiliates are detailed below (dollars in thousands):

	2010	2009	2008
Fees:
Advisory fee	866	$881	$895
Incentive fee	—	—	3,100
Net income fee	—	115	2,422
Commission on property sale	99	—	1,319
Mortgage brokerage and equity refinancing	—	20	—
Property & construction mgt. and leasing commission	2	51	70

	$967	$1,067	$7,806

Cost reimbursements	178	117	(1)

Rental revenue	313	431	391

Interest paid (received)	$(995)	$(973)	$(2,353)

The following table reconciles the beginning and ending balances of amounts receivable from affiliates as of December 31, 2010 dollars in thousands):

	TCI	Arcadian*	Prime	Total
Balance, December 31, 2009	$18,267	$5,877	$22,532	$46,676
Cash receipts	—	—	(1,207)	(1,207)
Cash payments	—	—	3,623	3,623
Advisory fees	—	—	(866)	(866)
Net income fee	—	—	(100)	(100)
Cost reimbursements	—	—	(178)	(178)
Expenses paid by advisor	—	—	(1,426)	(1,426)
Interest income	760	—	995	1,755
Note receivable	—	(5,877)	6,095	218
POA fees	—	—	(24)	(24)
Property transfers	127	—	—	127
Purchase of obligations	29,444	—	(29,444)	—

Balance, December 31, 2010	$48,598	$—	$—	$48,598

*	Arcadian Energy, Inc. was formerly known as International Health Products, Inc.

As of December 31, 2010 IOT has notes and interest receivable of $38.4 million due from related parties. See discussion in Part 2, Item 8. “Notes and Interest Receivable”.

NOTE 7.	DIVIDENDS

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2010, 2009, or 2008. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 8.	RENTAL INCOME UNDER OPERATING LEASES

Operations include the leasing of office buildings. Due to the sale of the 2010 Valley View office building and Parkway Centre retail shopping center; there is no future rental income on operating leases. There is a storage warehouse that generates rental income due from Prime, the lessor.

NOTE 9.	INCOME TAXES

For tax periods before July 17, 2009, IOT was required to file a consolidated federal return. Due to change of ownership in July, 2009, IOT has joined the American Realty Investors, Inc. (ARL) consolidated group for tax purposes. The income tax expense (benefit) for 2009 and 2010 in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT. For 2010, ARL, TCI and IOT had a net taxable loss. For 2010, IOT recorded a current tax benefit of ($202,000). The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35%.

Current income tax expense (benefit) is attributable to:

	2010	2009	2008
Income from continuing operations	$626	$494	Not applicable
Income from discontinued operations	($828)	1

	($202)	$495

Due to the use net loss carryforwards and the alternative minimum tax credit carry forwards for 2008, IOT recorded no provision for income taxes in 2008. IOT’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties.

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (amounts in thousands):

	December 31,
	2010	2009	2008
Accumulated depreciation and amortization	($2,433)	$203	$382
Allowance for loss	694	694	0
Other	1,077	203	79
Federal benefit of NOL carryforward	1,081	984	689
Federal benefit of AMT carryforward	164	164	164

Deferred tax asset	583	2,248	1,314
Less valuation allowance	(583)	(2,248)	(1,314)

Total deferred tax asset

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets of approximately $583,000, $2,248,000 and $1,314,000 as of December 31, 2010 , 2009 and 2008, respectively.

In 2010, the company used no current losses from the ARL consolidated group. In 2009, IOT used approximately 1,415,000 of current losses from the consolidated group. In 2008 and prior, the company generated taxable loss carryforwards totaling $2,589,587. The most recent loss year is 2010, which, if not used, will expire in 2030. The alternative minimum tax credit balance did not change in 2010 and remains at approximately $164,000. The credit has no expiration date.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (amounts in thousands).

	2010	2009	2008
Federal income tax at statutory rate	(202)	495	—
State tax expense	33	19	55
Gain on sale differences	—	—	—
Other	(33)	(19)	(55)
Utilization of net operating loss and minimum tax credit carry forwards	—	—	—

Effective income tax rate	35%	35%	0%

NOTE 10.	OPERATING SEGMENTS

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are; land and other (dollars in thousands).

	Commercial Properties	Apartments	Land	Other	Total
For year ended 2010
Operating revenue	$—	$—	$313	$—	$313
Operating expenses	—	—	160	4	164
Depreciation and amortization	—	—	—	—	—
Mortgage and loan interest	—	—	1,281	—	1,281
Interest income	—	—	—	4,292	4,292

Segment operating income (loss)	$—	$—	$(1,128)	$4,288	$3,160

Capital expenditures	—	—	58	—	58
Assets	—	—	29,561	—	29,561

Property Sales
Sales price	$—	$—	$—	$—	$—
Cost of sale	—	—	—	—	—
Deferred current gain	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—

	Commercial Properties	Apartments	Land	Other	Total
For year ended 2009
Operating revenue	$—	$—	$243	$3	$246
Operating expenses	—	—	165	26	191
Depreciation and amortization	—	—	40	—	40
Mortgage and loan interest	—	—	1,883	—	1,883
Interest income	—	—	—	4,661	4,661

Segment operating income (loss)	$—	$—	$(1,845)	$4,638	$2,793

Capital expenditures	—	—	(56)	—	(56)
Assets	—	—	29,503	—	29,503

Property Sales
Sales price	$7,150	$6,891	$—	$—	$14,041
Cost of sale	5,727	1,973	—	—	7,700
Deferred current gain	1,423	4,918	—	—	6,341

Gain on sale	$—	$—	$—	$—	$—

	Commercial Properties	Apartments	Land	Other	Total
For year ended 2008
Operating revenue	$—	$—	$281	$29	$310
Operating expenses	—	—	276	105	381
Depreciation and amortization	—	—	60	—	60
Mortgage and loan interest	—	—	1,990	53	2,043
Interest income	—	—	—	2,993	2,993
Gain on land sales	—	—	—	—	—

Segment operating income (loss)	$—	$—	$(2,045)	$2,864	$819

Capital expenditures	—	—	18	—	18
Assets	—	—	31,515	—	31,515
Property Sales
Sales price	$—	$49,679	$—	$—	$49,679
Cost of sale	—	19,929	—	—	19,929
Deferred current gain	—	—	—	—	—

Gain on sale	$—	$29,750	$—	$—	$29,750

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2010	2009	2008
Segment operating income	$3,160	$2,793	$819
Other non-segment items of income (expense)
General and administrative	(402)	(405)	(599)
Advisory fee	(866)	(881)	(895)
Net income fee to affiliate	(99)	(115)	(1,011)
Equity in earnings of investees	(3)	18	(458)
Involuntary conversion	—	—	7,356
Income tax benefit (expense)	48	(493)	7,524

Income from continuing operations	$1,838	$917	$12,736

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	2010	2009	2008
Segment assets	$29,561	$29,503	$31,515
Investments in real estate partnerships	89	92	74
Other assets and receivables	87,437	86,070	76,946
Assets held for sale	—	—	5,427

Total assets	$117,087	$115,665	$113,962

NOTE 11.	DISCONTINUED OPERATIONS

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

	For Years Ended December 31,
	2010	2009	2008
Revenue
Rental	$—	$964	$1,963
Property operations	—	354	1,725

	—	610	238
Expenses
Interest	—	(448)	(2,900)
General and administration	—	(11)	(885)
Depreciation	—	(146)	(194)

	—	(605)	(3,979)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	—	5	(3,741)
Gain on sale of discontinued operations	—	—	29,750
Net income/sales fee to affiliate	—	—	(4,512)

Net income from discontinued operations, net of non-controlling interest before tax	—	5	21,497
Income tax expense	—	(2)	(7,524)

Net income from discontinued operations, net of non-controlling interest	$—	$3	$13,973

NOTE 12.	QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2010, 2009, and 2008 (dollars in thousands except per share data):

	Three Months Ended 2010
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2010
Total operating revenues	$61	$65	$110	$77
Total operating expenses	326	374	317	415

Operating (loss) income	(265)	(309)	(207)	(338)
Other income (expense)	377	291	183	2,061

Income (loss) before gain on land sales, non-contolling interest, and taxes	112	(18)	(24)	1,723
Gain on land sales	—	—	—	—
Income tax expense	48	—	—	—

Net income (loss) from continuing operations	160	(18)	(24)	1,723

Net income (loss) from discontinuing operations, net of non-controlling interest	—	—	—	—

Net income (loss)	160	(18)	(24)	1,723
Less: net income (loss) attributable to non-controlling interest	3	—	(8)	2

Net income (loss) applicable to common shares	$163	$(18)	$(32)	$1,725

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$0.04	$—	$(0.01)	$0.41
Discontinued operations	—	—	—	—

Net income (loss) applicable to common shares	$0.04	$—	$(0.01)	$0.41

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share—diluted
Income (loss) from continuing operations	$0.04	$—	$(0.01)	$0.41
Discontinued operations	—	—	—	—

Net income (loss) applicable to common shares	$0.04	$—	$(0.01)	$0.41

Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2009
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2009
Total operating revenues	$69	$70	$69	$38
Total operating expenses	242	475	311	489

Operating (loss) income	(173)	(405)	(242)	(451)
Other income (expense)	(202)	(148)	(142)	3,156

Income (loss) before gain on land sales, non-controlling interest, and taxes	(375)	(553)	(384)	2,705
Gain on land sales	—	—	—	—
Income tax benefit (expense)	2	58	(5)	(548)

Net income (loss) from continuing operations	(373)	(495)	(389)	2,157

Net income (loss) from discontinuing operations, net of non-controlling interest	5	109	(10)	(101)

Net income (loss)	(368)	(386)	(399)	2,056
Less: net income (loss) attributable to non-controlling interest	—	—	—	17

Net income (loss) applicable to common shares	$(368)	$(386)	$(399)	$2,073

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(0.09)	$(0.12)	$(0.09)	$0.52
Discontinued operations	—	0.03	—	(0.03)

Net income (loss) applicable to common shares	$(0.09)	$(0.09)	$(0.09)	$0.49

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share—diluted
Income (loss) from continuing operations	$(0.09)	$(0.12)	$(0.09)	$0.52
Discontinued operations	—	0.03	—	(0.03)

Net income (loss) applicable to common shares	$(0.09)	$(0.09)	$(0.09)	$0.49

Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2008
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2008
Total operating revenues	$66	$66	$115	$63
Total operating expenses	1,013	175	275	474

Operating (loss) income	(947)	(109)	(160)	(410)
Other income (expense)	(5,002)	128	3,625	1,189

Income (loss) before gain on land sales, non-controlling interest, and taxes	(5,949)	19	3,465	778
Gain on land sales	(1,212)	—	1,212	—
Income tax benefit (expense)	9,641	(47)	601	(96)

Net income (loss) from continuing operations	2,480	(28)	5,278	682

Net income (loss) from discontinuing operations, net of non-controlling interest	17,906	(89)	1,116	(178)

Net income (loss)	20,386	(117)	6,394	504
Less: net income (loss) attributable to non-controlling interest	(421)	(11)	(1)	(25)

Net income (loss) applicable to common shares	$19,965	$(128)	$6,393	$479

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$0.59	$(0.01)	$1.27	$0.16
Discontinued operations	4.30	(0.02)	0.27	(0.04)

Net income (loss) applicable to common shares	$4.89	$(0.03)	$1.54	$0.12

Weighted average common shares used in computing earnings per share	4,168,414	4,168,214	4,168,214	4,168,214

Earnings per share—diluted
Income (loss) from continuing operations	$0.59	$(0.01)	$1.27	$0.16
Discontinued operations	4.30	(0.02)	0.27	(0.04)

Net income (loss) applicable to common shares	$4.89	$(0.03)	$1.54	$0.12

Weighted average common shares used in computing diluted earnings per share	4,168,414	4,168,214	4,168,214	4,168,214

NOTE 13.	COMMITMENTS, CONTINGENCIES AND LIQUIDITY

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

Liquidity

Management anticipates that IOT will generate excess cash from operations in 2011 due to the interest collected from notes receivable; however, such excess may not be sufficient to discharge all of IOT’s debt obligations as they mature. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

SCHEDULE III INCOME OPPORTUNITY REALTY INVESTORS, INC. Real Estate and Accumulated Depreciation December 31, 2010
	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition and Improvements	Gross Amounts at Which Carried at End of Year
		Land	Building & Improvements		Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Mercer Crossing Land
Eagle Crest, Farmers Branch, TX	$2,369	$3,782	$—	$58	$3,840	$—	$3,840
Three Hickory Center, Farmers Branch, TX	5	1,210	—	—	1,210	—	1,210
Travelers Land, Farmers Branch, TX	27,221	24,511	—	—	24,511	—	24,511
Corporate
Centura Land Mortgage	6,900

	$36,495	$29,503	$—	$58	$29,561	$—	$29,561

SCHEDULE III (Continued) INCOME OPPORTUNITY REALTY INVESTORS, INC. Real Estate and Accumulated Depreciation For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$29,503	$39,255	$63,457
Additions
Acquisitions and improvements	58	—	—
Deductions
Sale of real estate	—	(9,752)	(24,202)

Balance at December 31,	$29,561	$29,503	$39,255

Reconciliation of Acc. Depreciation
Balance at January 1,	$—	$2,313	$5,712
Additions
Depreciation	—	185	203
Deductions
Sale of real estate	—	(2,498)	(3,602)

Balance at December 31,	$—	$—	$2,313

Schedule IV INCOME OPPORTUNITY REALTY INVESTORS, INC. Mortgage Loans on Real Estate December 31, 2010
Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(dollars in thousands)
JUNIOR MORTGAGE LOANS
Unified Housing Foundation, Inc. (Lakeshore Villas)	5.25%	12/31/2027	Excess cash flow	$16,059	$2,000	$2,000	$—
Unified Housing Foundation, Inc. (Lakeshore Villas)	5.25%	12/31/2027	Excess cash flow	16,059	6,363	6,363	—
United Housing Foundation, Inc. (Cliffs of El Dorado)	5.25%	12/31/2027	Excess cash flow	9,454	2,990	439	—
United Housing Foundation, Inc. (Echo Station)	5.25%	12/31/2027	Excess cash flow	10,259	1,487	1,668	—
United Housing Foundation, Inc. (Limestone Canyon)	5.25%	12/31/2027	Excess cash flow	13,950	3,080	2,990	—
United Housing Foundation, Inc. (Limestone Ranch)	5.25%	12/31/2027	Excess cash flow	12,975	2,320	1,323	—
United Housing Foundation, Inc. (Marquis at Vista Ridge)	5.25%	12/31/2027	Excess cash flow	18,378	2,437	1,826	—
United Housing Foundation, Inc. (Parkside Crossing)	5.25%	12/31/2027	Excess cash flow	11,437	1,539	1,936	—
United Housing Foundation, Inc. (Sendero Ridge)	5.25%	12/31/2027	Excess cash flow	24,378	5,227	5,174	—
United Housing Foundation, Inc. (Timbers of Terrell)	5.25%	12/31/2027	Excess cash flow	7,126	1,180	2,250	—
United Housing Foundation, Inc. (Tivoli)	5.25%	12/31/2027	Excess cash flow	10,649	2,014	3,057	—
OTHER
Transcontinental Realty Investors, Inc. (Centura Land Mortgage)	prime + 2%	9/18/2014	Interest only	—	7,000	6,900	—

				$150,724	$37,637	$35,926	$—

			Interest receivable			2,479

			Allowance			(1,826)

		Total notes and interest receivable				$36,579

Schedule IV

(continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans on Real Estate

For the Years Ended December 31,

	2010	2009	2008
	(dollars in thousands)
Balance at January 1,	$38,818	$39,841	$27,441
Additions
New mortgages	—	—	12,452
Conversion of accrued interest to principal	—	1,647	—
Increase (decrease) of interest receivable on mortgage loans	1,959	1,369	(52)
Deductions
Amounts paid	(2,372)	(3,939)	—
Non-cash reduction	—	(100)	—
Cost of mortgages sold	—	—	—

Balance at December 31,	$38,405	$38,818	$39,841

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the past five years, a number of changes occurred in the membership of the Board of Directors and the controlling stock ownership of the Company. On July 31, 2006, Ken L. Joines, resigned as a director to pursue other opportunities. On August 1, 2006, the members of the Board elected R. Neil Crouch II to fill the vacancy created by Ken L. Joines’ resignation. On February 22, 2007, Ted P. Stokely (a director since April 1990 and Chairman since January 1995) resigned as a Director and Chairman of the Board. On the same date, but effective February 23, 2007, the Board elected R. Neil Crouch II as Chairman of the Board and Martha C. Stephens as a director to replace Mr. Stokely. On March 24, 2009 R. Neil Crouch II, resigned as Chairman of the Board and as director of the Company. On April 16, 2009, David E. Allard resigned as a Director of the Company. On May 21, 2009, the Board of Directors elected Martha C. Stephens as Chairman of the Board and elected Ted R. Munselle as a Director to fill a vacancy on the Board of Directors from the prior resignation of David Allard. Mr. Munselle was also elected as a member and chairman of the Audit Committee of the Board of Directors.

On July 17, 2009, Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) which has its Common Stock listed and traded on the New York Stock Exchange (“NYSE”) acquired from SWI in a privately negotiated purchase 2,518,934 Shares of Common Stock of the Company in a single block, which Shares acquired constitute approximately 60.4% of the reported outstanding Shares of Common Stock of the Company. TCI has owned an additional 1,037,184 shares of Common Stock of the Company (approximately 25% of the outstanding) for a number of years. The acquisition by TCI of the additional shares brought its aggregate ownership to approximately 85% of the shares of Common Stock of the Company outstanding and resulted in a Change in Control of the company.

Effective the close of business on February 7, 2011, Peter L. Larsen resigned as a Director and as Presiding Director of the Company. Mr. Larsen had been a Director of the Company since February 20, 2004 and Presiding Director since June 2004. Mr. Larsen, currently retired, has been involved in the commercial real estate industry since 1972 and since 1992 has also been a director of four Texas non-profit corporations which own 545 apartment units overseeing the development of a multimillion dollar retirement center in Coppell, Texas. At the time of his resignation as a Director, Mr. Larsen had no disagreement with Registrant on any matter relating to the Registrant operations, policies or practices.

On February 8, 2011, the Board of Directors of the Company elected Henry A. Butler, age 60, as a Director to fill the vacancy on the Board of Directors created by the resignation of Peter L. Larsen. Mr. Butler is a broker in land sales (since July 2003) for Prime Income Asset Management, LLC (“Prime”), the contractual advisor to the Company. Mr. Butler was a director of the Company from December 2001 until July 1, 2003. Mr. Butler is Chairman of the Board (since May 2009) and a Director (since July 2003) of American Realty Investors, Inc., a Nevada corporation (“ARL”) which has its Common Stock listed and traded on the NYSE and Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI which also has its Common Stock listed and traded on the NYSE. On February 8, 2011, Mr. Butler was also elected Vice President of the Company. On February 8, 2011, the Board of Directors of the Company also elected RL S. Lemke, age 54, as a Director to fill a vacancy on the Board of Directors. Mr. Lemke has been so employed for more than the past five years. Mr. Lemke is Vice President, Project Development for Prime. Mr. Lemke holds a Juris Doctor degree from Creighton University of Law. On February 8, 2011, the Board of Directors appointed Ted R. Munselle as Presiding Director to replace Peter L. Larsen who resigned on February 7, 2011.

Directors

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, its former advisor (SWI) or current advisor (Prime), which took over as the contractual advisor from SWI on July 1, 2009, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of SWI, BCM, Prime, or an officer of the Company or an officer or director of an affiliate of the Company. The designation “independent”, when used below with respect to a director, means that the director is neither an officer of the Company, nor a director, officer or employee of BCM or Prime or SWI (but may be a director of the Company), although the Company may have certain business or professional relationships with such director as discussed in Item 13. “Certain Relationships and Related Transactions and Director Independence”.

HENRY A. BUTLER, age 60, Director, (Affiliated) (since February 2011)

Mr. Butler is Vice President Land Sales (since July 2003) for Prime, the contractual advisor to the Company. Mr. Butler was a director of the Company from December 2001 until July 1, 2003. Mr. Butler is Chairman of the Board (since May 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI.

ROBERT A. JAKUSZEWSKI, age 48, Director (Independent) (since November 2005).

Mr. Jakuszewski was Vice President of Sales and Marketing (since September 1998) of New Horizons Communications, Inc.; Mr. Jakuszewski was a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski was elected a director of the Company on March 16, 2004. He was also elected as a director of ARL on November 22, 2005, and a director of TCI on November 22, 2005.

RL S. LEMKE, age 54, Director (Affiliated) (since February 2011)

Mr. Lemke is Vice President, Project Development (since 1999) of Prime, the contractual advisor to the Company. Mr. Lemke has been a Director (since February 2011) of ARL and a Director (since February 2011) of TCI. He holds a Juris Doctor degree from Creighton University of Law. Mr. Lemke’s primary focus is the development of Mercer Crossing, the 1,200 acre urban density mixed-use development in the heart of the Dallas/Ft. Worth Metroplex. At different times since 1984, Mr. Lemke has worked for companies dealing with land projects, large and small, from Puerto Rico through to Hawaii as well as commercial tracts and the Tahoe Reno Industrial Center.

MARTHA C. STEPHENS, Age 64, Director (Independent) (Since February 2007).

Ms. Stephens is retired and has been so for more than three years. Until January 2007 and for more than five years prior thereto, she was employed in various administrative capacities by Prime, which is a contractual advisor to the Company, ARL and TCI. She is Chairman of the Board (since May 21, 2009) and a Director (since February 23, 2007). Ms. Stephens is also a Director (since February 1, 2011) of ARL and a Director (since February 1, 2011) of TCI.

TED R. MUNSELLE: Age 54, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.; he was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle has also been a director (since February 20, 2004) of ARLand a director (since February 2004) of TCI. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOT has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX.

Board Meetings and Committees

The Board of Directors held 8 meetings during 2010. For such year, no incumbent director attended fewer than 88% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.

The Board of Directors had standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines, are Ms. Martha C. Stephens, and Messrs. Jakuszewski, and Munselle (Chairman). Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All members of the Audit Committee meet the experience requirements of the listing standards of the AMEX. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met 8 times in 2010.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Ms. Martha C. Stephens (Chairman) and Messrs. Jakuszewski and Musnelle. All of the members of the Committee are independent within the meaning of the listing standards of the AMEX and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met once in 2010.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Ms Martha C. Stephens and Messrs. Jakuszewski (Chairman) and Munselle. All of the members of the Committee are independent within the meaning of the listing standards of the AMEX and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of management and the Company. The Compensation Committee met once in 2010.

The members of the Board of Directors on the date of this report and the Committees of the Board on which they serve, are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Martha C. Stephens	X	Chair	X
Robert A. Jakuszewski	X	X	Chair
Ted R. Munselle	Chair	X	X
Henry A. Butler
RL S. Lemke

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

On February 8, 2011, the Board of Directors appointed Ted R. Munselle as Presiding Director to serve in such position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2011.

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

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Stephens are each independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines.

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

DANIEL J. MOOS, 60

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT and (effective March 2007) of Prime; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

ALFRED CROZIER, 58

Executive Vice President, Residential Construction (since November 15, 2006) of the Company and of ARL and TCI. Prior to his selection as an officer of the Company, Mr. Crozier was Managing Director of development (November 2005 to November 2006) for Woodmont Investment Company GP, LLC, a Dallas, Texas based developer of commercial properties and residential units. Prior thereto (from October 2003 to November 2005) he was President of Sterling Builders, Inc., a Spring, Texas construction and consulting company. Prior thereto (from August 2001 through September 2003) he was Vice President of Westchase Construction, LTD, a Houston, Texas based construction firm and for more than five years prior thereto, he was employed by various firms engaged in the construction industry including Trammel Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995). Mr. Crozier is also an architect.

LOUIS J. CORNA, 63

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

GENE S. BERTCHER, 62

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

DAEHO KIM, 34

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

The Advisor

IOT had an Advisory Agreement with SWI until July 1, 2009. Effective July, 1 2009, the agreement with SWI was terminated and an Advisory Agreement was entered into with Prime on substantially the same terms as the agreement with SWI. Although the Board of Directors is directly responsible for managing the affairs of IOT and for setting the policies which guide it, the day-to-day operations of IOT are performed by Prime, a contractual advisor, under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Prime also serves as a consultant in connection with IOT’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, is the contractual advisor to IOT. Prime is a single member Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, a Nevada corporation, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI, which SWI exchanged to Realty Advisors, Inc. for certain securities originally issued by SWI. For the period ended December 31, 2009, Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of PIAMI. The May Trust is a Trust for the benefit of the children of Gene E. Phillips. Gene E. Phillips is not an officer, manager or director of Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or IOT, nor is he a Trustee of the May Trust. Prime is a company of which Messrs. Moos, Bertcher, Corna, and Crozier, serve as executive officers.

Under the Advisory Agreement, Prime is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments, and Prime is required to report quarterly to the Board on IOT’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Prime by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Prime shall be deemed to be in a fiduciary relationship to the IOT stockholders; contains a broad standard governing Prime’s liability for losses incurred by IOT; and contains guidelines for Prime’s allocation of investment opportunities as among itself, IOT and other entities it advises.

The Advisory Agreement provides for Prime to be responsible for the day-to-day operations of IOT and to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).

In addition to base compensation, Prime receives the following forms of additional compensation:

(1)	an annual net income fee equal to 7.5% of IOT’s net income as an incentive for successful investment and management of the Company’s assets;

(2)	an annual incentive sales fee to encourage periodic sales of appreciated real property at optimum value equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by IOT during such fiscal year exceeds the sum of:

(a)	the cost of each such property as originally recorded in IOT’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses);

(b)	capital improvements made to such assets during the period owned; and

(c)	all closing costs (including real estate commissions) incurred in the sale of such real estate; provided however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration, and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year;

(3)	an acquisition commission, from an unaffiliated party of any existing mortgage or loan, for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of:

(a)	up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers; or

(b)	the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition;

(4)	a construction fee equal to 6.0% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect’s certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals; and

(5)	Reimbursement of certain expenses incurred by the advisor in the performance of advisory services.

The Advisory Agreement also provides that Prime, or an affiliate of Prime, receive the following forms of compensation:

(1)	a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of any existing mortgage loan by IOT equal to the lesser of:

(a)	1.0% of the amount of the mortgage or loan purchased; or

(b)	a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by IOT; and

(2)	a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of:

(a)	1.0% of the amount of the loan or the amount refinanced; or

(b)	a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime, or an affiliate of Prime, without the approval of IOT’s Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of IOT (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of IOT during the fiscal year.

The Advisory Agreement requires Prime or any affiliate of Prime to pay to IOT, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IOT; provided, however, that the compensation retained by Prime, or any affiliate of Prime, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

If and to the extent that IOT shall request Prime, or any director, officer, partner, or employee of Prime, to render services for IOT other than those required to be rendered by the Advisory Agreement, Prime or an affiliate of Prime separately would be compensated for such additional services on terms to be agreed upon between such party and IOT from time to time. As discussed below, under “Property Management,” IOT has hired Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, to provide property management services for IOT’s commercial properties. Also, as discussed below, under “Real Estate Brokerage” IOT had engaged, on a non-exclusive basis, Regis Realty, Inc. (“Regis”), a related party, to perform brokerage services for IOT until December 2002. Beginning January 1, 2003, Regis Realty I LLC performs brokerage services for IOT.

The Company and SWI entered into a Cash Management Agreement to further define the administration of IOT’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Effective July 1, 2009, the Cash Management Agreement with SWI was terminated and IOT engaged Prime as Cash Manager under the substantially same terms as under the SWI Agreement. Under the Cash Management Agreement, all funds of the Company are delivered to Prime which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

The Advisory Agreement automatically renews from year-to-year unless terminated in accordance with its terms. IOT’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of IOT are in conflict with those of one or more directors or officers in their individual capacities, or of Prime, or of their respective affiliates. In addition to services performed for IOT, as described above, Prime actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including ARI. The Advisory Agreement provides that Prime may also serve as advisor to other entities.

As advisor, Prime is a fiduciary of IOT’s public investors. In determining to which entity a particular investment opportunity will be allocated, Prime will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Prime may assign the Advisory Agreement only with the prior consent of IOT.

As of March 25, 2011, the managers and principal officers of Prime are set forth below:

Name	Managers/Officer(s)
Daniel J. Moos	President and Chief Executive Officer
Gene S. Bertcher	Executive Vice President, Chief Financial Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Construction
Mickey N. Phillips	Manager
Ryan T. Phillips	Manager

Property Management

Affiliates of Prime provide property management services to IOT. Currently, Triad provides property management services to IOT’s properties for a fee of 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC. Triad subcontracts the property-level management and leasing of IOT’s storage warehouse and the commercial property Eton square to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. The sole member of Regis I is HRSHLLC.

Real Estate Brokerage

Regis I also provides real estate brokerage services to TCI on a non-exclusive basis, and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid:

(1)	maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis I or affiliates;

(2)	maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3.0% is to be paid to Regis I or affiliates;

(3)	maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2.0% is to be paid to Regis I or affiliates; and

(4)	a maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis I or affiliates.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers (who are also officers of ARL and TCI), are employees of Prime or TCI and are compensated by Prime or TCI. Most of such executive officers perform a variety of services for Prime, and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor or to which it subcontracts.

The only direct remuneration paid by the Company is to those directors who are not officers or directors of Prime or its affiliated companies. Each non-affiliated director is entitled to receive an annual retainer of $15,000 plus reimbursement for expenses. In addition, each independent director is entitled to receive an additional fee of $1,000 per day for any special services rendered by him to the Company outside of his or her ordinary duties as a director plus reimbursement of expenses. Effective January 15, 2010, the Board of Directors reduced their compensation to $7,500 per annum and no Audit Committee fees, with the Chairman of the Audit Committee to receive a onetime annual fee of $500. The Company also reimburses directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-business related. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a director.

During 2010, $38,250.00 was paid to the non-employee directors in total directors’ fees for all services, including the annual fee for service during the period from January 1, 2010 through December 31, 2010. Those fees received by directors were Robert A. Jakuszewski $9,375.00, Peter L. Larsen, who resigned February 7, 2011, $11,250.00, Ted R. Munselle $9,375.00 and Martha C. Stephens $8,250.00.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 25, 2011.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,538,775	84.9%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company as of the close of business on March 25, 2011:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**
Gene S. Bertcher	3,538,775	(1)	84.9%
Henry A. Butler	3,538,775	(1)	84.9%
Alfred Crozier	3,538,775	(1)	84.9%
Louis J. Corna	3,538,775	(1)	84.9%
Peter L. Larson	3,538,775	(1)	84.9%
Robert A. Jakuszewski	3,538,775	(1)	84.9%
RL Lemke	3,538,775	(1)	84.9%
Daniel J. Moos	3,538,775	(1)	84.9%
Ted R. Munselle	3,538,775	(1)	84.9%
Martha C. Stephens	3,538,775	(1)	84.9%
All directors and executive officers as a group (10 people)	3,538,775	(1)	84.9%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 25, 2011.
(1)	Includes 3,538,775 shares owned by TCI of which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of the current directors (Messrs. Butler, Munselle, Lemke, Jakuszewski and Ms. Stephens) and executive officers (Messrs. Moos, Bertcher, Corna, and Crozier) of TCI disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Messrs. Daniel J. Moos and Louis J. Corna, and Alfred Crozier are employed by Prime, the sole member of which is PIAMI, a Nevada corporation. Messrs. Moos, Corna and Crozier are executive officers of the Company, and also serve as executive officers of ARL and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Messrs. Jakuszewski and Munselle serve as directors of ARL, and TCI and owe fiduciary duties to TCI and ARL as well as the Company, under applicable law. Mr. Bertcher is an officer, director and employee of NCE and also serves as an officer of ARL and TCI. As such, he owes fiduciary duties to those entities as well as the Company under applicable law.

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

The Company is a partner with TCI in Eton Square, L.P., and at December 31, 2010, TCI owned 3,551,118 shares of Common Stock of IOT (approximately 85.2%). TCI owes $48.6 million to IOT which includes the $19.2 million note assumed from SWI in 2009 and $29.4 million of obligations TCI purchased from IOT’s Advisor, Prime at December 31, 2010.

In 2010, the Company paid Prime $0.9 million in advisory fee. In addition, from time to time, the Company has made advances to Prime, which generally has not had specific repayment terms and has been reflected in the Company’s financial statements as receivables from or payables to affiliates. Such advances bear interest at 1% above the prime rate. During 2010, the Company received interest of $1.0 million from Prime.

From time to time, IOT and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in IOT’s financial statements as other assets or other liabilities. At December 31, 2010, IOT has a receivable of $48.6 million due from TCI.

IOT purchased 10.08 acres of Centura land, located in Dallas County, Texas, from TCI (a related party) for $13.0 million. The purchase price was paid with cash of $6.1 million and the conveyance, to the seller, of $6.9 million in notes receivable held by IOT. The cash was obtained from financing the land acquired in the transaction. The agreement includes a put option whereby IOT has the right to resell the property to the seller for a price of $13.0 million plus a preferred return of 9% per annum accruing from the closing date. Due to the related party nature of the transaction, including the likelihood that IOT will exercise its put option; this transaction has been treated as a financing transaction. IOT continues to carry the $6.9 million as a note payable and has recorded the $6.9 million as a receivable from TCI. TCI pays IOT interest in an amount equal to what IOT pays for its loan on the property.

On May 18, 2010, we sold our 10.0% investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $1.37 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. A three-year note receivable for the full sales price was given as consideration, with an interest rate of prime plus 2.0%, payable at maturity on May 18, 2013. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot storage warehouse and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate initial investment and questionable recovery of investment cost.

On December 24, 2010, we sold 6.6 acres of land known as Three Hickory land located in Farmers Branch, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $1.2 million. A five-year note receivable for $1.2 million was given as consideration, with an interest rate of 6.0%, payable at maturity on December 24, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate initial investment and questionable recovery of investment cost.

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

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2010 and 2009 by the Company’s principal accounting firm, Swalm & Associates, P.C. (dollars in thousands):

Types of Fees	2010	2009
Audit Fees	$45,269	$75,835
Tax Fees	1,050	3,172

Total	$46,319	$79,007

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2010 and 2009 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

Under the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SOX Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SOX Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers Pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and will approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2010 and 2009

•	Consolidated Statements of Operations—years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows—years ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

•	Schedule IV—Mortgage Loans on Real Estate

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

Dated: March 31, 2011

By:	/S/ GENE S. BERTCHER
Gene S. Bertcher, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ MARTHA C. STEPHENS Martha C. Stephens	Chairman and Director	March 31, 2011

/S/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2011

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2011

/S/ PETER L. LARSEN Peter L. Larsen	Director	March 31, 2011

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2011

/S/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/S/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011