Form 10-Q
period 2011-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2011-05-16
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 5, 2011)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	December 31, 2010
	(dollars in thousands, except share and par value amounts)

Assets
Real estate land holdings, at cost	$24,511	$24,511
Real estate subject to sales contracts, at cost	5,050	5,050

Total real estate	29,561	29,561

Notes and interest receivable from related parties	35,820	38,405
Less allowance for doubtful accounts	(1,826)	(1,826)

Total notes and interest receivable	33,994	36,579
Cash and cash equivalents	35	20
Investments in unconsolidated subsidiaries and investees, subject to sales contract	89	89
Receivable and accrued interest from related parties	50,677	48,598
Other assets	2,249	2,240

Total assets	$116,605	$117,087

Liabilities and Shareholders’ Equity
Liabilities:

Notes and interest payable	$34,041	$34,214
Notes and interest payable related to subject to sales contracts	2,393	2,390
Deferred revenue (from sales to related parties)	6,550	6,550
Accounts payable and other liabilities (including $1 in 2011 and $1 in 2010 to affiliated and related parties)	396	401

	43,380	43,555
Commitments and contingencies:
Shareholders’ equity:

Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2011 and 2010	42	42

Treasury stock at cost, 5,461 in 2011 and 2010	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	11,267	11,574

Total shareholders’ equity	73,225	73,532

Total liabilities and shareholders’ equity	$116,605	$117,087

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except share and per share amounts)

Revenues:
Rental and other property revenues (including $77 and $61 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	$83	$61

Expenses:
Property operating expenses (including $2 and $0 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	57	52
General and administrative (including $55 and $9 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	97	56
Advisory fee to affiliates	221	218

Total operating expenses	375	326

Operating loss	(292)	(265)

Other income (expense):
Interest income (including $294 and $709 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	294	709
Mortgage and loan interest	(309)	(332)
Earnings from unconsolidated subsidiaries and investees	-	3

Total other income (expenses)	(15)	380

Income (loss) before gain on land sales, non-controlling interest, and taxes	(307)	115

Income (loss) from continuing operations before tax	(307)	115
Income tax benefit	-	48

Net income (loss)	(307)	163

Earnings per share - basic
Income (loss) from continuing operations	$(0.07)	$0.04

Net income (loss) applicable to common shares	$(0.07)	$0.04

Earnings per share - diluted
Income (loss) from continuing operations	$(0.07)	$0.04

Net income (loss) applicable to common shares	$(0.07)	$0.04

Weighted average common share used in computing earnings per share	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011

(unaudited)

(dollars in thousands)

		Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings
	Total	Shares	Amount

Balance, December 31, 2010	$73,532	4,173,675	$42	$(39)	$61,955	$11,574

Net income (loss)	(307)	-	-	-	-	(307)

Balance, March 31, 2011	$73,225	4,173,675	$42	$(39)	$61,955	$11,267

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(307)	$163
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
Earnings from unconsolidated subsidiaries and investees	-	(3)
(Increase) decrease in assets:
Accrued interest receivable	1,959	(251)
Other assets	(9)	(67)
Increase (decrease) in liabilities:
Accrued interest payable	(16)	-
Other liabilities	(5)	(39)

Net cash provided by (used in) operating activities	1,622	(197)

Cash Flow From Investing Activities:
Proceeds from notes receivable	626	76
Affiliate receivable	(2,079)	274

Net cash provided by (used in) investing activities	(1,453)	350

Cash Flow From Financing Activities:
Payments on notes payable	(154)	(159)
Deferred financing costs	-	5

Net cash used in financing activities	(154)	(154)

Net increase (decrease) in cash and cash equivalents	15	(1)
Cash and cash equivalents, beginning of period	20	2

Cash and cash equivalents, end of period	$35	$1

Supplemental disclosures of cash flow information:
Cash paid for interest	$305	$332
Cash received for income taxes	$-	$(48)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “IOT,” “the Company,” “we,” “our,” “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company is headquartered in Dallas, Texas and its common stock trades on the American Stock Exchange under the symbol “AMEX: IOT”.

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 85.2% of the Company’s common stock. Effective July 17, 2009, IOT’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries. IOT is a “C” Corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL. ARL is the common parent for the consolidated group.

IOT invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. Prime Income Asset Management, LLC (“Prime”) is the Company’s external Advisor and Cash Manager. Prime also serves as an Advisor and Cash Manager to ARL and TCI. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”), provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty, for a term of five years. IOT engages third-party companies to lease and manage its apartment properties. We have no employees.

Our primary business is investing in real estate. Land held for development or sale is our sole operating segment. As of March 31, 2011, our land consisted of 203.3 acres. There is a warehouse located on one of the land parcels that is used for storage. All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on over $35.8 million of note receivables due from affiliated and/or related parties.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Balance Sheet at December 31, 2010, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain 2010 financial statement amounts have been reclassified to conform to the 2011 presentation, including adjustments for discontinued operations.

Principles of consolidation

The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of March 31, 2011, IOT was not the primary beneficiary of a VIE.

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

Real estate held for sale

We periodically classify real estate assets as “held for sale”. An asset is classified as held for sale after the approval of our board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

NOTE 2. REAL ESTATE ACTIVITY

Our properties consist of 203.3 acres of land held for future development or sale.

The properties that we have sold in prior periods to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” in the Company’s Annual Report on Form 10-K. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

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

As of March 31, 2011, there were no properties held for sale, sold during the three months ended March 31, 2011, or sold subsequent to that date.

NOTE 4. NOTES AND INTEREST RECEIVABLE FROM AFFILIATE

Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

At March 31, 2011, we had junior mortgage loans and accrued interest receivable from affiliates, net of allowances, totaling $34.0 million. The loans mature at various dates through December 2027 with interest rates ranging from prime + 2% to 5.25%. Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Transcontinental Realty Investors, Inc. (Centura Land)	09/14	prime+2%	$6,900	10 acres of Centura Land
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
United Housing Foundation, Inc. (Cliffs of El Dorado)	12/27	5.25%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Limestone Canyon)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Parkside Crossing)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli)	12/27	5.25%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			520

Total Performing			$35,820

Allowance for estimated losses			(1,826)

Total			$33,994

All are related party notes.

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of March 31, 2011 (dollars in thousands):

Project	Maturity	Principal Balance
Centura Land	09/18/14	$6,900
Eagle Crest	11/01/11	2,369
Three Hickory	06/01/20	5
Mercer Crossing/Travelers Land *	08/10/11	27,066
Accrued interest		94
		$36,434

* This mortgage note represents the allocation of a note with an aggregate outstanding balance of $35.2 million as of March 31, 2011. The remaining balance of this note of $8.1 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity. As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

The properties that we have sold in prior periods to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” in the Company’s Annual Report on Form 10-K. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

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

	TCI	Prime	Total
Balance, December 31, 2010	$48,598	$-	$48,598
Cash transfers	-	2,494	2,494
Advisory fees	-	(221)	(221)
Cost reimbursements	-	(55)	(55)
Expenses paid by advisor	-	(433)	(433)
Interest income	187	107	294
POA fees	-	(2)	(2)
Property transfers	-	2	2

Balance, March 31, 2011	$48,785	$1,892	$50,677

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type. Our segments are land and other. Presented below is the operating segment information for the three months ended March 31, 2011 and 2010 (dollars in thousands):

For the Three Months Ended March 31, 2011	Land	Other	Total
Operating revenue	$83	$-	$83
Operating expenses	52	5	57
Depreciation and amortization	-	-	-
Mortgage and loan interest	309	-	309
Interest income	-	294	294
Gain on land sales	-	-	-

Segment operating income (loss)	$(278)	$289	$11

Capital expenditures	-	-	-
Assets	29,561	-	29,561

For the Three Months Ended March 31, 2010	Land	Other	Total
Operating revenue	$61	$-	$61
Operating expenses	48	4	52
Depreciation and amortization	-	-	-
Mortgage and loan interest	332	-	332
Interest income	-	709	709
Gain on land sales	-	-	-

Segment operating income (loss)	$(319)	$705	$386

Capital expenditures	-	-	-
Assets	29,503	-	29,503

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	For the Three Months Ended March 31,
	2011	2010
Segment operating income	$11	$386
Other non-segment items of income (expense)
General and administrative	(97)	(56)
Advisory fee	(221)	(218)
Equity in earnings of investees	-	3
Deferred tax benefit	-	48

Income (loss) from continuing operations	$(307)	$163

The table below reconciles the segment assets to total assets:

	March 31,
	2011	2010
Segment assets	$29,561	$29,503
Investments in real estate partnerships	89	95
Other assets and receivables	86,955	86,034

Total assets	$116,605	$115,632

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of March 31, 2011, we owned or had interests in 203.3 acres of land held for future development or sale. There is a warehouse located on one of the land parcels that is used for storage and generates some revenues through the leasing of that storage space.

Our primary source of revenue is from the interest income on over $35.8 million of notes receivable due from affiliated and/or related parties.

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

Prime Income Asset Management, LLC (“Prime”) is our external Advisor and Cash Manager. Prime also serves as an Advisor and Cash Manager to ARL and TCI. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”), provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty. We engage third-party companies to lease and manage our apartment properties.

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

The accompanying financial statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be held for sale when the transaction has been approved by our Board of Directors, or a committee there of, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as held for sale, no further depreciation is recorded on the assets.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2011, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended March 31, 2011 to the same period ended 2010

We had a net loss applicable to common shares of $307,000 or $0.07 per diluted earnings per share for the period ended March 31, 2011, as compared to a net gain applicable to common shares of $163,000 or $0.04 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $83,000 for the three months ended March 31, 2011. This represents an increase of $22,000, as compared to the prior period revenues of $61,000, due to an increase in rental income received from the leasing of our storage warehouse.

Expenses

Property operating expenses were $57,000 for the three months ended March 31, 2011. This represents an increase of $5,000, as compared to the prior period operating expenses of $52,000. There was an increase in the expenses relating to the storage warehouse of $27,000, an increase in miscellaneous corporate expenses of $2,000, offset by a decrease in the Mercer Crossing land portfolio of $24,000. The increase in expenses related to the storage warehouse was due to an adjustment to prior year taxes. The decrease in the land portfolio related to professional fees.

Other income (expense)

Interest income was $294,000 for the three months ended March 31, 2011. This represents a decrease of $415,000 as compared to the prior period interest income of $709,000. The decrease is due to the receipt of cash on the receivables form Unified Housing Foundation, Inc. in the current period. The notes are excess cash flow notes and interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

Mortgage loan and interest expense was $309,000 for the three months ended March 31, 2011. This represents a decrease of $23,000 as compared to the prior period expense of $332,000. This decrease is due to the modification of the Mercer Crossing/Travelers land loan, lowering the interest rate for the interest expense incurred in the current period.

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

Cash flow summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	March 31,
	2011	2010	Variance
Net cash provided by (used in) operating activities	$1,622	$(197)	$1,819
Net cash provided by (used in) investing activities	$(1,453)	$350	$(1,803)
Net cash used in financing activities	$(154)	$(154)	$-

The variance in the operating cash is due to proceeds received from surplus cash flow notes.

The variance in investing cash is due to the additional amount of cash that was invested with our advisor. In the prior period, we had withdrawn amounts previously invested.

We did not pay quarterly dividends in 2011 or 2010.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has alternative minimum tax credit carryforwards available for 2011 and has a loss for federal income tax purposes after consolidation in the ARL group for the first three months of 2011; therefore, it recorded no provision for income taxes.

At March 31, 2011, IOT had a net deferred tax asset of approximately $707,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At March 31, 2011, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

IOT VARIABLE INTEREST

AS OF March 31, 2011

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates

Notes payable:
Variable rate	$33,967	4.71%	$340

Total decrease in IOT’s annual net income			340

Per share			$0.08

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the first quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

Period
Balance as of December 31, 2010			1,034,761	615,239
January 31, 2011	-	-	1,034,761	615,239
February 28, 2011	-	-	1,034,761	615,239
March 31, 2011	-	-	1,034,761	615,239

Total

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number		Description

3.0		Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1		Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0		Advisory Agreement dated as of July 1, 2009 between Income Opportunity Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current on Form 10-Q for event of July 1, 2009).

31.1	*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 13, 2011	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2011

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