Form 10-Q
period 2011-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2011-08-15
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 5, 2011)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2011	2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Real estate subject to sales contracts, at cost	3,576	5,050
Total real estate	28,087	29,561

Notes and interest receivable from related parties	35,820	38,405
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	33,994	36,579
Cash and cash equivalents	42	20
Investments in unconsolidated subsidiaries and investees, subject to sales contract	39	89
Receivable and accrued interest from related parties	52,307	48,598
Other assets	2,163	2,240
Total assets	$116,632	$117,087

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$35,577	$34,214
Notes and interest payable related to subject to sales contracts	2,387	2,390
Deferred revenue (from sales to related parties)	6,550	6,550
Accounts payable and other liabilities (including $1 in 2011 and $1 in 2010 to affiliated and related parties)	418	401
	44,932	43,555
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2011 and 2010	42	42
Treasury stock at cost, 5,461 in 2011 and 2010	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	9,742	11,574
Total shareholders' equity	71,700	73,532
Total liabilities and shareholders' equity	$116,632	$117,087

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $77 and $65 for the three months ended, $153 and $126 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	$77	$65	$159	$126

Expenses:
Property operating expenses (including $2 and $0 for the three months ended, $4 and $0 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	(11)	35	46	87
General and administrative (including $61 and $53 for the three months ended, $116 and $62 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	181	123	278	179
Provision on impairment of real estate assets	1,474	-	1,474	-
Advisory fee to affiliates	211	216	431	434
Total operating expenses	1,855	374	2,229	700
Operating loss	(1,778)	(309)	(2,070)	(574)

Other income (expense):
Interest income from related party notes receivable	723	621	1,017	1,330
Mortgage and loan interest	(420)	(330)	(729)	(663)
Earnings from unconsolidated subsidiaries and investees	(50)	-	(50)	3
Total other income (expenses)	253	291	238	670
Income (loss) before gain on land sales, non-controlling interest, and taxes	(1,525)	(18)	(1,832)	96
Income (loss) from continuing operations before tax	(1,525)	(18)	(1,832)	96
Income tax benefit	-	-	-	48
Net income (loss)	(1,525)	(18)	(1,832)	144

Earnings per share - basic
Income (loss) from continuing operations	$(0.37)	$-	$(0.44)	$0.03
Net income (loss) applicable to common shares	$(0.37)	$-	$(0.44)	$0.03

Earnings per share - diluted
Income (loss) from continuing operations	$(0.37)	$-	$(0.44)	$0.03
Net income (loss) applicable to common shares	$(0.37)	$-	$(0.44)	$0.03

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011
(unaudited)
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2010	$73,532	4,173,675	$42	$(39)	$61,955	$11,574
Net loss	(1,832)	-	-	-	-	(1,832)

Balance, June 30, 2011	$71,700	4,173,675	$42	$(39)	$61,955	$9,742

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(1,832)	$144
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
Depreciation and amortization	-	3
Earnings from unconsolidated subsidiaries and investees	50	(3)
Provision on impairment of real estate assets	1,474	-
(Increase) decrease in assets:
Accrued interest receivable	-	(500)
Other assets	61	(141)
Increase (decrease) in liabilities:
Accrued interest payable	948	94
Other liabilities	25	(10)
Net cash provided by (used in) operating activities	726	(413)

Cash Flow From Investing Activities:
Proceeds from notes receivable	2,585	2,371
Affiliate receivable	(3,709)	(1,728)
Net cash provided by (used in) investing activities	(1,124)	643

Cash Flow From Financing Activities:
Payments on notes payable	414	(234)
Deferred financing costs	6	5
Net cash provided by (used in) financing activities	420	(229)

Net increase in cash and cash equivalents	22	1
Cash and cash equivalents, beginning of period	20	2
Cash and cash equivalents, end of period	$42	$3

Supplemental disclosures of cash flow information:
Cash paid for interest	$716	$652
Cash received for income taxes	$-	$48

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

IOT invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate.   Prior to April 30, 2011, Prime Income Asset Management, LLC (“Prime”) was the Company’s external Advisor and Cash Manager.  Prime also served as an Advisor and Cash Manager to ARL and TCI. Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under the same terms as the previous agreement with Prime. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”) managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”) provided brokerage services.  Triad and Regis Realty are affiliates of Prime.  Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty, for a term of five years. IOT engages third-party companies to lease and manage its apartment properties.  We have no employees.

Our primary business is investing in real estate.  Land held for development or sale is our sole operating segment.  As of June 30, 2011, our land consisted of 203.3 acres.  There is a warehouse located on one of the land parcels that is used for storage.  All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on over $35.8 million of note receivables due from affiliated and/or related parties.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of June 30, 2011, IOT was not the primary beneficiary of a VIE.

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

As of June 30, 2011, there were no properties held for sale or sold during the six months ended June 30, 2011.

NOTE 4. NOTES AND INTEREST RECEIVABLE FROM AFFILIATE

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

At June 30, 2011, we had junior mortgage loans and accrued interest receivable from affiliates, net of allowances, totaling $34.0 million.  The loans mature at various dates through December 2027 with interest rates ranging from prime + 2% to 5.25%.   Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross-collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands):

Borrower	Date	Rate	Amount	Security
Performing loans:
Transcontinental Realty Investors, Inc. (Centura Land)	09/14	prime+2%	$ 6,900	10 acres of Centura Land
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
United Housing Foundation, Inc. (Cliffs of El Dorado)	12/27	5.25%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Limestone Canyon)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Parkside Crossing)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli)	12/27	5.25%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			520
Total Performing			$ 35,820

Allowance for estimated losses			(1,826)
Total			$ 33,994

All are related party notes.

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of June 30, 2011 (dollars in thousands):

Project	Maturity	Principal Balance
Centura Land	09/18/14	$6,900
Eagle Crest	11/01/11	2,367
Three Hickory	06/01/20	5
Mercer Crossing/Travelers Land *	08/10/11	27,635
Accrued interest		1,057

		$37,964

* This mortgage note represents the allocation of a note with an aggregate outstanding balance of $36.0 million as of June 30, 2011.  The remaining balance of this note of $8.4 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity.  As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan. On April 28, 2011, an agreement was made with the lender to make monthly payments of $150,000 until October 5, 2011 when the balance is due in full.  Upon reconciliation of the balance due to the lender, an adjustment was made to re-allocate the loan balance between TCI and IOT.

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

NOTE 6. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IOT and its affiliates and related parties have made unsecured advances to each other which include transactions involving the purchase, sale, and financing of property.  In addition, we have a cash management agreement with our advisor.  The agreement provides for excess cash to be invested in and managed by our advisor Pillar, an affiliated entity.  The table below reflects the various transactions between IOT, Pillar, Prime, and TCI (dollars in thousands):

	TCI	Prime	Pillar	Total
Balance, December 31, 2010	$48,598	$-	$-	$48,598
Cash transfers	-	2,409	(66)	2,343
Advisory fees	-	(293)	(138)	(431)
Cost reimbursements	-	(116)	-	(116)
Expenses paid by advisor	-	73	108	181
Financing (mortgage payments)	-	718	-	718
Interest income	377	640	-	1,017
POA fees	-	(2)	-	(2)
Property transfers	-	-	(1)	(1)
Purchase of obligation	3,332	(3,429)	97	-
Balance, June 30, 2011	$52,307	$-	$-	$52,307

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type.  Our segments are land and other.  Presented below is the operating segment information for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

For the Three Months Ended June 30, 2011	Land	Other	Total
Operating revenue	$77	$-	$77
Operating expenses	(13)	2	(11)
Depreciation and amortization	-	-	-
Mortgage and loan interest	420	-	420
Interest income	-	723	723
Gain on land sales	-	-	-
Segment operating income (loss)	$(330)	$721	$391
Capital expenditures	-	-	-
Assets	28,087	-	28,087

For the Three Months Ended June, 2010	Land	Other	Total
Operating revenue	$65	$-	$65
Operating expenses	38	(3)	35
Depreciation and amortization	-	-	-
Mortgage and loan interest	330	-	330
Interest income	-	621	621
Gain on land sales	-	-	-
Segment operating income (loss)	$(303)	$624	$321
Capital expenditures	-	-	-
Assets	29,561	-	29,561

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	For the Three Months Ended
	June 30,
	2011	2010
Segment operating income	$391	$321
Other non-segment items of income (expense)
General and administrative	(181)	(123)
Advisory fee	(211)	(216)
Provision on impairment	(1,474)
Equity in earnings of investees	(50)	-
Deferred tax benefit	-	-
Loss from continuing operations	$(1,525)	$(18)

The table below reconciles the segment assets to total assets:

	June 30,
	2011	2010
Segment assets	$28,087	$29,561
Investments in real estate partnerships	39	89
Other assets and receivables	88,506	87,437
Total assets	$116,632	$117,087

For the Six Months Ended June 30, 2011	Land	Other	Total
Operating revenue	$159	$-	$159
Operating expenses	39	7	46
Depreciation and amortization	-	-	-
Mortgage and loan interest	729	-	729
Interest income	-	1,017	1,017
Gain on land sales	-	-	-
Segment operating income (loss)	$(609)	$1,010	$401
Capital expenditures	-	-	-
Assets	28,087	-	28,087

For the Six Months Ended June 30, 2010	Land	Other	Total
Operating revenue	$126	$-	$126
Operating expenses	86	1	87
Depreciation and amortization	-	-	-
Mortgage and loan interest	663	-	663
Interest income	-	1,330	1,330
Gain on land sales	-	-	-
Segment operating income (loss)	$(623)	$1,329	$706
Capital expenditures	-	-	-
Assets	29,561	-	29,561

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	For the Six Months Ended
	June 30,
	2011	2010
Segment operating income	$401	$706
Other non-segment items of income (expense)
General and administrative	(278)	(179)
Advisory fee	(431)	(434)
Provision on impairment	(1,474)
Equity in earnings of investees	(50)	3
Deferred tax benefit	-	48
Income (loss) from continuing operations	$(1,832)	$144

The table below reconciles the segment assets to total assets:

	June 30,
	2011	2010
Segment assets	$28,087	$29,561
Investments in real estate partnerships	39	89
Other assets and receivables	88,506	87,437
Total assets	$116,632	$117,087

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

NOTE 10. SUBSEQUENT EVENTS

On July 5, 2011, a warehouse and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On July 5, 2011, Three Hickory land located in Farmers Branch, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, Centura land located in Dallas, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of June 30, 2011, we owned or had interests in 203.3 acres of land held for future development or sale.  There is a warehouse located on one of the land parcels that is used for storage and generates some revenues through the leasing of that storage space.

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

Prior to April 30, 2011, Prime Income Asset Management, LLC (“Prime”) was the Company’s external Advisor and Cash Manager.  Prime also served as an Advisor and Cash Manager to ARL and TCI. Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under the same terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to ARL and TCI. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”) managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”) provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty. We engage third-party companies to lease and manage our apartment properties.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the six months ended June 30, 2011, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended June 30, 2011 to the same period ended 2010

We had a net loss applicable to common shares of $1.5 million or $0.37 per diluted earnings per share for the period ended June 30, 2011, as compared to a net loss applicable to common shares of $18,000 or $0.00 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $77,000 for the three months ended June 30, 2011.  This represents an increase of $12,000, as compared to the prior period revenues of $65,000, due to an increase in rental income received from the leasing of our storage warehouse.

Expenses

Property operating expenses were ($11,000) for the three months ended June 30, 2011.  This represents a decrease of $46,000, as compared to the prior period operating expenses of $35,000.  There was a decrease in the land portfolio of $51,000 and an increase in the other portfolio of $5,000.  The decrease in the land portfolio was mainly related to the storage warehouse expenses.  There was a decrease of $31,000 due to an adjustment of prior years taxes and a reduction in overall operating expenses of $25,000, offset by an increase in the Mercer Crossing land expenses of $5,000.  The increase in the other portfolio related to professional fees.

Other income (expense)

Interest income was $723,000 for the three months ended June 30, 2011.  This represents an increase of $102,000 as compared to the prior period interest income of $621,000.  The increase was due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. in the current period. The notes are excess cash flow notes and interest on the notes is recorded as cash is received. More cash was received in the current period as compared to the prior period.

General and Administrative expenses were $181,000 for the three months ended June 30, 2011.  This represents an increase of $58,000 as compared to the prior period general and administrative expenses of $123,000.  This increase was due to an increase in professional fees.

Provision on impairment of real estate assets was $1.5 million for the three months ended June 30, 2011.  Impairment in the current period was recorded as an additional loss on land parcels we currently hold. The impairment losses taken are on the properties that are considered “subject to sales contract” where, subsequent to sale to a related party under common control, negotiations have occurred for property ownership transfers to the lender and estimated current property values are lower than our current basis.

Other

Mortgage loan and interest expense was $420,000 for the three months ended June 30, 2011.  This represents an increase of $90,000 as compared to the prior period expense of $330,000.  This increase was due to the reconciliation of the loan balance due to the lender, an adjustment was made to re-allocate the accrued interest balance between TCI and IOT.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Comparison of the six months ended June 30, 2011 to the same period ended 2010

We had a net loss applicable to common shares of $1.8 million or $0.44 per diluted earnings per share for the period ended June 30, 2011, as compared to a net gain applicable to common shares of $144,000 or $0.03 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $159,000 for the six months ended June 30, 2011.  This represents an increase of $33,000, as compared to the prior period revenues of $126,000, due to an increase in rental income received from the leasing of our storage warehouse.

Expenses

Property operating expenses were $46,000 for the six months ended June 30, 2011.  This represents a decrease of $41,000, as compared to the prior period operating expenses of $87,000.  There was a decrease in the land portfolio of $47,000 and an increase in the other portfolio of $6,000.  The decrease in the land portfolio was mainly related to the storage warehouse.  There was a decrease of $6,000 due to an adjustment of prior years taxes and a reduction in overall operating expenses of $22,000.   There was a decrease in the Mercer Crossing land expenses of $19,000.  The increase in the other portfolio related to professional fees.

Other income (expense)

Interest income was $1.0 million for the six months ended June 30, 2011.  This represents a decrease of $313,000 as compared to the prior period interest income of $1.3 million.  The decrease is due to less interest earned on the note receivables from Unified Housing Foundation, Inc. in the current period. The notes are excess cash flow notes and interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

General and Administrative expenses were $278,000 for the six months ended June 30, 2011.  This represents an increase of $99,000 as compared to the prior period general and administrative expenses of $179,000.  This increase was due to an increase in professional fees.

Provision on impairment of real estate assets was $1.5 million for the six months ended June 30, 2011.  Impairment in the current period was recorded as an additional loss on land parcels we currently hold. The impairment losses taken are on the properties that are considered “subject to sales contract” where, subsequent to sale to a related party under common control, negotiations have occurred for property ownership transfers to the lender and estimated current property values are lower than our current basis.

Mortgage loan and interest expense was $729,000 million for the six months ended June 30, 2011.  This represents an increase of $66,000 as compared to the prior period expense of $663,000.  This increase was due to the reconciliation of the loan balance due to the lender, an adjustment was made to re-allocate the accrued interest balance between TCI and IOT.

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

Cash flow summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	June 30,
	2011	2010	Variance

Net cash provided by (used in) operating activities	$726	$(413)	$1,139
Net cash provided by (used in) investing activities	$(1,124)	$643	$(1,767)
Net cash provided by (used in) financing activities	$420	$(229)	$649

The variance in the operating cash is due to proceeds received from surplus cash flow notes and an increase in accrued interest payable relating to the Travelers land loan. Loan payments were made in full by TCI and IOT was billed their portion via an intercompany receivable.  TCI is no longer holding the obligation for IOT’s accrued interest, the affiliate payable was reduced and accrued interest was recorded.

The variance in investing cash is due to the additional amount of cash that was invested with our advisor.  In the prior period, we had withdrawn amounts previously invested.

The variance in financing cash is due to decrease in payments on recurring debt obligations and due to the reconciliation of the loan balance due to the lender, an adjustment was made to re-allocate the balance between TCI and IOT.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carryforwards available for 2011 and has a loss for federal income tax purposes after consolidation in the ARL group for the first six months of 2011; therefore, it recorded no provision for income taxes.

At June 30, 2011, IOT had a net deferred tax asset of approximately $1,275,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2011, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$34,535	4.70%	$345
Total decrease in IOT’s annual net income			345
Per share			$0.08

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the second quarter of 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
Balance as of March 31, 2011			1,034,761	615,239
April 30, 2011	-	-	1,034,761	615,239
May 31, 2011	-	-	1,034,761	615,239
June 30, 2011	-	-	1,034,761	615,239

Total	-

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0
Advisory Agreement dated as of April 30, 2011 between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current on Form 10-Q for event of May 2, 2011).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 15, 2011	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2011

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
*	Filed herewith