Form 10-Q
period 2011-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2011-11-14
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒Yes         ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          ☒Yes         ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at November 5, 2011)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2011 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23
SIGNATURES		24

PART 1. FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2011	2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Real estate subject to sales contracts, at cost	-	5,050
Total real estate	24,511	29,561

Notes and interest receivable from related parties	28,920	38,405
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	27,094	36,579
Cash and cash equivalents	2	20
Investments in unconsolidated subsidiaries and investees, subject to sales contract	67	89
Receivable and accrued interest from related parties	53,331	48,598
Other assets	1,548	2,240
Total assets	$106,553	$117,087

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$28,630	$34,214
Notes and interest payable related to subject to sales contracts	-	2,390
Deferred gain (from sales to related parties)	6,550	6,550
Accounts payable and other liabilities (including $0 in 2011 and $1 in 2010 to affiliated and related parties)	188	401
	35,368	43,555
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2011 and 2010	42	42
Treasury stock at cost, 5,461 in 2011 and 2010	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	9,227	11,574
Total shareholders' equity	71,185	73,532
Total liabilities and shareholders' equity	$106,553	$117,087

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-	$-

Expenses:
Property operating expenses	6	7	18	39
General and administrative (including $52 and $30 for the three months ended, $167 and $92 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	94	70	370	247
Advisory fee to affiliates	219	217	650	650
Total operating expenses	319	294	1,038	936
Operating loss	(319)	(294)	(1,038)	(936)

Other income (expense):
Interest income from related party notes receivable	543	512	1,560	1,842
Mortgage and loan interest	(282)	(279)	(928)	(841)
Earnings from unconsolidated subsidiaries and investees	28	(8)	(22)	(5)
Total other income (expenses)	289	225	610	996
Income (loss) from continuing operations before tax	(30)	(69)	(428)	60
Income tax benefit (expense)	(170)	13	(672)	49
Net income (loss) from continuing operations	(200)	(56)	(1,100)	109
Discontinued operations:
Income (loss) from discontinued operations	(10)	37	(1,444)	4
Loss on sale of real estate from discontinued operations	(475)	-	(475)	-
Income tax benefit (expense) from discontinued operations	170	(13)	672	(1)
Net income (loss) from discontinued operations	(315)	24	(1,247)	3
Net income (loss)	$(515)	$(32)	$(2,347)	$112

Earnings per share - basic
Income (loss) from continuing operations	$(0.05)	$(0.01)	$(0.26)	$0.03
Income (loss) from discontinued operations	(0.08)	0.01	(0.30)	-
Net income (loss) applicable to common shares	$(0.13)	$-	$(0.56)	$0.03

Earnings per share - diluted
Income (loss) from continuing operations	$(0.05)	$(0.01)	$(0.26)	$0.03
Income (loss) from discontinued operations	(0.08)	0.01	(0.30)	-
Net income (loss) applicable to common shares	$(0.13)	$-	$(0.56)	$0.03

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011
(unaudited)
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2010	$73,532	4,173,675	$42	$(39)	$61,955	$11,574
Net loss	(2,347)	-	-	-	-	(2,347)

Balance, September 30, 2011	$71,185	4,173,675	$42	$(39)	$61,955	$9,227

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended
	September 30,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(2,347)	$112

Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
Loss on sale of income producing properties	(475)	-
Depreciation and amortization	-	7
Earnings from unconsolidated subsidiaries and investees	22	5
Provision on impairment of real estate assets	1,474	-
(Increase) decrease in assets:
Accrued interest receivable	-	(751)
Other assets	686	147
Increase (decrease) in liabilities:
Accrued interest payable	886	94
Other liabilities	(213)	46
Net cash provided by (used in) operating activities	1,280	(343)

Cash Flow From Investing Activities:

Proceeds from notes receivable	2,585	2,371
Proceeds from income producing properties	1,892	-
Proceeds from sales of land	1,210	-
Real estate improvements	-	(58)
Affiliate receivable	(4,733)	(1,585)
Net cash provided by investing activities	954	728

Cash Flow From Financing Activities:
Payments on notes payable	414	(391)
Payments or debt assumption on maturing notes payable	(2,374)	-
Deferred financing costs	6	5
Net cash used in financing activities	(1,954)	(386)

Net increase (decrease) in cash and cash equivalents	(18)	2
Cash and cash equivalents, beginning of period	20	2
Cash and cash equivalents, end of period	$2	$4

Supplemental disclosures of cash flow information:
Cash paid for interest	$998	$977
Cash received for income taxes	$22	$-

Schedule of noncash investing and financing activities
Satisfaction of notes receivable related to Centura land	$6,900	$-
Satisfaction of notes payable related to Centura Land	$(6,900)	$-

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

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 82.7% of the Company’s common stock.  Effective July 17, 2009, IOT’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries.  IOT is a “C” Corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL.  ARL is the common parent for the consolidated group.

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

Our primary business is investing in real estate.  Land held for development or sale is our sole operating segment.  As of September 30, 2011, our land consisted of 178.1 acres.  All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on over $28.9 million of note receivables due from affiliated and/or related parties.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of September 30, 2011, IOT was not the primary beneficiary of a VIE.

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

NOTE 2. REAL ESTATE ACTIVITY

Our properties consist of 178.1 acres of land held for future development or sale.

On July 5, 2011, we recognized the September 21, 2010 13.0 acres of land with a 29,784 square foot storage warehouse know as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sale price of $3.8 million .  The buyer assumed the existing mortgage of $2.4 million secured by the property.  We recorded a loss of $0.5 million when ownership transferred to the existing lender.

On July 5, 2011, we recognized the December 23, 2010 sale of 6.6 acres of land known as Three Hickory land located in Farmers Branks, Texas, to Fenton Real Estate, Inc., a related party under common control, for a sales price of $1.3 million. There was no gain or loss recorded when ownership transferred to the existing lender.

In 2005, IOT purchased 10.08 acres of Centura land, located in Dallas County, Texas, from TCI (a related party) for $13.0 million. The purchase price was paid with cash of $6.1 million and the conveyance, to the seller, of $6.9 million in notes receivable held by IOT. The cash was obtained from financing the land acquired in the transaction. The agreement includes a put option whereby IOT has the right to resell the property to the seller for a price of $13.0 million plus a preferred return of 9% per annum accruing from the closing date. Due to the related party nature of the transaction, including the likelihood that IOT will exercise its put option; this transaction has been treated as a financing transaction. IOT continued to carry the $6.9 million as a note payable and has recorded the $6.9 million as a receivable from TCI. TCI pays IOT interest in an amount equal to what IOT pays for its loan on the property.  On August 2, 2011, we recognized the sale of 10.08 acres of land known as Centura land located in Dallas, Texas, to ABCLD Real Estate, LLC (ABCLD), a related party under common control, for a sales price of $13.0 million. The buyer assumed the existing mortgage fo $7.2 million secured by the property.  Ownership of this property was then transferred from ABCLD to the lender.  There was no gain or loss recorded on the sale.

As of September 30, 2011, there are no remaining properties that we have treated as “subject to sales contract” on the Consolidated Balance Sheets and deferred recognition of the sale to a related party.   For asset listings of properties treated as “subject to sales contract” in prior periods, on the Consolidated Balance Sheets, they are  listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” in the Company’s Annual Report on Form 10-K.  These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and have been ultimately resulted in ownership transfer to the lender or satisfactory resolution.  These properties have mortgages that are secured by the property and many have corporate guarantees.  We do not believe that IOT is liable for any deficiencies that may have resulted from corporate guarantees after the lender took possession of the property from the related party owner.

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2011. Included in discontinued operations is one property for 2011 and 2010. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  There were no properties sold in 2010. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Rental	$-	$110	$159	$236
Property operations	7	22	42	78
	(7)	88	117	158
Expenses
Interest	(2)	(51)	(85)	(151)
General and administration	(1)	-	(2)	(3)
Provision on impairment of real estate assets	-	-	(1,474)	-
	(3)	(51)	(1,561)	(154)
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(10)	37	(1,444)	4
Loss on sale of discontinued operations	(475)	-	(475)	-
Income (loss) from discontinued operations	$(485)	$37	$(1,919)	$4
Tax benefit (expense)	170	(13)	672	(1)
Net income (loss) from discontinued operations	$(315)	$24	$(1,247)	$3

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2011 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 4. NOTES AND INTEREST RECEIVABLE FROM AFFILIATE

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

At September 30, 2011, we had junior mortgage loans and accrued interest receivable from affiliates, net of allowances, totaling $27.1 million.  The loans mature at various dates through December 2027 with interest rates of 5.25%.   Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross-collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands):

Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
United Housing Foundation, Inc. (Cliffs of El Dorado)	12/27	5.25%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Limestone Canyon)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Parkside Crossing)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli)	12/27	5.25%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			520
Total Performing			$ 28,920

Allowance for estimated losses			(1,826)
Total			$ 27,094

All are related party notes.

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of September 30, 2011 (dollars in thousands):

Project	Principal Balance
Mercer Crossing/Travelers Land *	27,635
Accrued interest	995

$28,630

* This mortgage note represents the allocation of a note with an aggregate outstanding balance of $36.0 million as of September 30, 2011.  The remaining balance of this note of $8.4 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity.  As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan and as of April 12, 2011, the borrower is in default under the current loan documents and the lender accelerated the maturity of the indebtedness. On April 28, 2011, a forbearance agreement was entered into between the borrower, the guarantor and the lender in order to temporarily suspend the lender from the exercise of its rights and remedies under the loan documents and foreclose on the property.  The forbearance period expires April 17, 2012 and requires the borrower to make monthly payments of $150,000.  Upon reconciliation of the balance due to the lender, an adjustment was made to the allocation of the loan balance between TCI and IOT.  The total amount did not change but the allocations of payments were corrected to reflect the pro-rata share in correlation to the original loan balance allocation.

As of September 30, 2011, there are no remaining properties that we have treated as “subject to sales contract” on the Consolidated Balance Sheets and deferred recognition of the sale to a related party.   For asset listings of properties treated as “subject to sales contract” in prior periods on the Consolidated Balance Sheets, they are  listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” in the Company’s Annual Report on Form 10-K.  These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and have been ultimately resulted in ownership transfer to the lender or satisfactory resolution.  These properties have mortgages that are secured by the property and many have corporate guarantees.  We do not believe that IOT is liable for any deficiencies that may have resulted from corporate guarantees after the lender took possession of the property from the related party owner.

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

	TCI	Prime	Pillar	Total
Balance, December 31, 2010	$48,598	$-	$-	$48,598
Cash transfers	-	2,409	(159)	2,250
Advisory fees	-	(293)	(357)	(650)
Cost reimbursements	-	(116)	(51)	(167)
Expenses paid by advisor	-	73	78	151
Financing (mortgage payments)	-	718	(320)	398
Sales/Purchases transactions	-	-	1,202	1,202
Interest income	567	640	352	1,559
POA fees	-	(2)	(5)	(7)
Property transfers	-	-	(3)	(3)
Purchase of obligation	4,166	(3,429)	(737)	-
Balance, September 30, 2011	$53,331	$-	$-	$53,331

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type.  Our segments are land and other.  Presented below is the operating segment information for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

For the Three Months Ended September 30, 2011	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	6	-	6
Depreciation and amortization	-	-	-
Mortgage and loan interest	282	-	282
Interest income	-	543	543
Gain on land sales	-	-	-
Segment operating income (loss)	$(288)	$543	$255
Capital expenditures	-	-	-
Assets	24,511	-	24,511

For the Three Months Ended September 30, 2010	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	4	3	7
Depreciation and amortization	-	-	-
Mortgage and loan interest	279	-	279
Interest income	-	512	512
Gain on land sales	-	-	-
Segment operating income (loss)	$(283)	$509	$226
Capital expenditures	-	-	-
Assets	29,561	-	29,561

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	For the Three Months Ended
	September 30,
	2011	2010
Segment operating income	$255	$226
Other non-segment items of income (expense)
General and administrative	(94)	(70)
Advisory fee	(219)	(217)
Equity in earnings of investees	28	(8)
Income tax benefit (expense)	(170)	13
Loss from continuing operations	$(200)	$(56)

The table below reconciles the segment assets to total assets:

	September 30,
	2011	2010
Segment assets	$24,511	$29,561
Investments in real estate partnerships	67	89
Other assets and receivables	81,990	87,437
Total assets	$106,553	$115,527

For the Nine Months Ended September 30, 2011	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	10	8	18
Mortgage and loan interest	928	-	928
Interest income	-	1,560	1,560
Segment operating income (loss)	$(938)	$1,552	$614
Capital expenditures	-	-	-
Assets	24,511	-	24,511

For the Nine Months Ended September 30, 2010	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	35	4	39
Mortgage and loan interest	841	-	841
Interest income	-	1,842	1,842
Segment operating income (loss)	$(876)	$1,838	$962
Capital expenditures	-	-	-
Assets	29,561	-	29,561

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	For the Nine Months Ended
	September 30,
	2011	2010
Segment operating income	$614	$962
Other non-segment items of income (expense)
General and administrative	(370)	(247)
Advisory fee	(650)	(650)
Equity in earnings of investees	(22)	(5)
Income tax benefit (expense)	(672)	49
Income (loss) from continuing operations	$(1,100)	$109

The table below reconciles the segment assets to total assets:

	September 30,
	2011	2010
Segment assets	$24,511	$29,561
Investments in real estate partnerships	67	89
Other assets and receivables	81,975	85,879
Total assets	$106,553	$115,527

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

NOTE 10. SUBSEQUENT EVENTS

There were no subsequent events for the period ending September 30, 2011.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of September 30, 2011, we owned or had interests in 178.1 acres of land held for future development or sale.

Our primary source of revenue is from the interest income on over $28.9 million of notes receivable due from affiliated and/or related parties.

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

Recognition of Revenue

Our revenues are composed of interest income on notes receivable. In accordance with ASC 805 “Business Combinations”, we recognize rental revenue of acquired in place and “above-market” and “below-market” leases at their fair values over the terms of the respective leases, as applicable.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the nine months ended September 30, 2011, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended September 30, 2011 to the same period ended 2010

We had a net loss applicable to common shares of $0.5 million or $0.13 per diluted earnings per share for the period ended September 30, 2011, as compared to a net loss applicable to common shares of $32,000 or $0.00 per diluted earnings per share for the same period ended 2010.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended September 30, 2011, nor for the prior period ended September 30, 2010.

Expenses

Property operating expenses were $6,000 for the three months ended September 30, 2011.  This represents a decrease of $1,000, as compared to the prior period operating expenses of $7,000.  There was an increase in the land portfolio of $2,000 and a decrease in the other portfolio of $3,000.  The increase in the land portfolio was due to an increase in POA fees.  The decrease in the other portfolio was due to a decrease in professional fees.

Other income (expense)

Interest income was $543,000 for the three months ended September 30, 2011.  This represents an increase of $31,000 as compared to the prior period interest income of $512,000.  The increase was due to accrued interest on affiliate receivables.

General and administrative expenses were $94,000 for the three months ended September 30, 2011.  This represents an increase of $24,000 as compared to the prior period general and administrative expenses of $70,000.  This change was due to an increase in cost reimbursements to our Advisor in the current period.

Other

Mortgage loan and interest expense was $282,000 for the three months ended September 30, 2011.  This represents an increase of $3,000 as compared to the prior period expense of $279,000.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2011. Included in discontinued operations is one property for 2011 and 2010. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  There were no properties sold in 2010. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2011	2010
Revenue
Rental	$-	$110
Property operations	7	22
	(7)	88
Expenses
Interest	(2)	(51)
General and administrative	(1)	-
	(3)	(51)
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(10)	37
Loss on sale of discontinued operations	(475)	-

Income (loss) from discontinued operations	$(485)	$37
Tax benefit (expense)	170	(13)
Net income (loss) from discontinued operations	$(315)	$24

Comparison of the nine months ended September 30, 2011 to the same period ended 2010

We had a net loss applicable to common shares of ($2.3) million or ($0.56) per diluted earnings per share for the period ended September 30, 2011, as compared to a net gain applicable to common shares of $112,000 or $0.03 per diluted earnings per share for the same period ended 2010.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the nine months ended September 30, 2011, nor for the prior period ended September 30, 2010.

Expenses

Property operating expenses were $18,000 for the nine months ended September 30, 2011.  This represents a decrease of $21,000, as compared to the prior period operating expenses of $39,000.  There was a decrease in the land portfolio of $25,000 and an increase in the other portfolio of $4,000.  The decrease in the land portfolio was due to a decrease in professional services and POA fees.  The increase in the other portfolio was related to professional fees.

Other income (expense)

Interest income was $1.6 million for the nine months ended September 30, 2011.  This represents a decrease of $0.2 million as compared to the prior period interest income of $1.8 million.  This change is due to a decrease of $0.5 million of interest earned on the note receivables from Unified Housing Foundation, Inc., offset by an increase of $0.3 million of accrued interest on affiliate receivables in the current period. The notes are excess cash flow notes and interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

General and administrative expenses were $370,000 for the nine months ended September 30, 2011.  This represents an increase of $123,000 as compared to the prior period general and administrative expenses of $247,000.  This change was due to an increase in cost reimbursements to our Advisor in the current period.

Mortgage loan and interest expense was $928,000 million for the nine months ended September 30, 2011.  This represents an increase of $87,000 as compared to the prior period expense of $841,000.  This increase was due to the reconciliation of the Mercer Crossing/Travelers loan balance due to the lender, an adjustment was made to re-allocate the accrued interest balance between TCI and IOT.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2011. Included in discontinued operations is one property for 2011 and 2010. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  There were no properties sold in 2010. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Revenue
Rental	$159	$236
Property operations	42	78
	117	158
Expenses
Interest	(85)	(151)
General and administration	(2)	(3)
Provision on impairment of real estate assets	(1,474)	-
	(1,561)	(154)
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(1,444)	4
Loss on sale of discontinued operations	(475)	-

Income (loss) from discontinued operations	$(1,919)	$4
Tax benefit (expense)	672	(1)
Net income (loss) from discontinued operations	$(1,247)	$3

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

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

Cash flow summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	September 30,
	2011	2010	Variance

Net cash provided by (used in) operating activities	$982	$(340)	$1,322
Net cash provided by investing activities	$954	$728	$226
Net cash used in financing activities	$(1,954)	$(386)	$(1,568)

The variance in the operating cash is primarily due to the increase in accrued interest payable relating to the Travelers land loan. Loan payments were made in full by TCI and IOT was billed their portion via an intercompany receivable.  TCI is no longer holding the obligation for IOT’s accrued interest, the affiliate payable was reduced and accrued interest was recorded.

The variance in investing cash is due to the additional amount of cash that was invested with our advisor.  In the prior period, we had withdrawn amounts previously invested.

The variance in financing cash is due to decrease in payments on recurring debt obligations and due to the reconciliation of the loan balance due to the lender, an adjustment was made to re-allocate the balance between TCI and IOT.  There was an increase in cash used in financing activities due to payoff or assumption of debt related to the sales of income producing properties and land in the current period.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carry forwards available for 2011 and has a loss for federal income tax purposes after consolidation in the ARL group for the first nine months of 2011; therefore, it recorded no provision for income taxes.

At September 30, 2011, IOT had a net deferred tax asset of approximately $1,743,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At September 30, 2011, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$27,635	4.25%	$276
Total decrease in IOT’s annual net income			276
Per share			$0.07

ITEM  4.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the third quarter of 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
Balance as of June 30, 2011			1,034,761	615,239
July 31, 2011	-	-	1,034,761	615,239
August 31, 2011	-	-	1,034,761	615,239
September 30, 2011	-	-	1,034,761	615,239

Total	-

ITEM 6. EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0
Advisory Agreement dated as of April 30, 2011 between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current on Form 10-Q for event of May 2, 2011).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_____________________

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 14, 2011	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2011

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

______________________

*	Filed herewith