Form 10-K
period 2011-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2012-03-30
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-14784

Income Opportunity Realty Investors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-2615944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1603 LBJ Freeway, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
(469) 522-4200
Registrant’s Telephone Number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,886,931 based upon a total of 666,760 shares held as of June 30, 2011 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 22, 2011, there were 4,168,214 shares of common stock outstanding.

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

PART I

ITEM 1.          BUSINESS

As used herein, the terms “IOT,” “the Company,” “We,” “Our,” or “Us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  The Company is headquartered in Dallas, Texas, and its common stock trades on the American Stock Exchange ("AMEX")under the symbol (“IOT”).

On July 17, 2009, Transcontinental Realty Investors, Inc. (“TCI”), acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 of the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI had owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted approximately 85.3% of the shares of common stock of IOT outstanding.  In 2010, TCI sold 5,000 shares of IOT stock resulting in an ownership of 3,551,118 shares which constituted approximately 85.2% of the shares of common stock of IOT outstanding.  In 2011, TCI sold 110,013 shares of IOT stock resulting in an ownership of 3,441,105 shares which constitutes approximately 82.6% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares).

IOT is a “C Corporation” for U.S. federal income tax purposes. With TCI’s acquisition of the additional shares on July 17, 2009, TCI increased its aggregate ownership of IOT to in excess of 80%; therefore, beginning July 2009, IOT’s results of operations are now consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries.  ARL is the common parent for the consolidated group.

IOT’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of IOT and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”), under an Advisory Agreement that is reviewed annually by IOT’s Board of Directors. The directors of IOT are also directors of ARL and TCI.  The Chairman of the Board of Directors of IOT also serves as the Chairman of the Board of Directors of ARL and TCI.  The officers of IOT also serve as officers of ARL, TCI and Pillar.

SWI served as the Company’s external advisor from July 1, 2003 until July 1, 2009. Effective July 1, 2009 through April 30, 2011, the Company’s contractual Advisor and Cash Manager was Prime Income Asset Management, LLC (“Prime”).  Effective April 30, 2011, Pillar, the sole member of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole member of which is Realty Advisors Management, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provided management services.  Triad subcontracted the property-level management and leasing of our commercial properties to Regis Realty I, LLC (“Regis I”).  Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty I for a term of five years.   Regis is entitled to receive a fee for its property management and brokerage services.  See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management”.

Our primary business is investing in real estate. We divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center in October 2009, resulting in land held for development or sale remaining as our sole operating segment. At December 31, 2011, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on over $28.4 million of note receivables due from affiliated and/or related parties.  On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received.

Significant transactions

A summary of some of the significant transactions for the year ended December 31, 2011 are discussed below:

           On July 5, 2011, we recognized the September 21, 2010 sale of 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sale price of $3.8 million .  The buyer assumed the existing mortgage of $2.4 million secured by the property.  We recorded a loss of $0.5 million when ownership transferred to the existing lender.

           On July 5, 2011, we recognized the December 23, 2010 sale of 6.6 acres of land known as Three Hickory land located in Farmers Branch, Texas, to Fenton Real Estate, Inc., a related party under common control, for a sales price of $1.3 million. There was no gain or loss recorded when ownership transferred to the existing lender.

In 2005, IOT purchased 10.08 acres of Centura land, located in Dallas County, Texas, from TCI (a related party) for $13.0 million. The purchase price was paid with cash of $6.1 million and the conveyance, to the seller, of $6.9 million in notes receivable held by IOT. The cash was obtained from financing the land acquired in the transaction. The agreement included a put option whereby IOT had the right to resell the property to the seller for a price of $13.0 million plus a preferred return of 9% per annum accruing from the closing date. Due to the related party nature of the transaction, including the likelihood that IOT would exercise its put option; this transaction had been treated as a financing transaction. IOT continued to carry the $6.9 million as a note payable and has recorded the $6.9 million as a receivable from TCI. TCI pays IOT interest in an amount equal to what IOT pays for its loan on the property.  On August 2, 2011, we recognized the sale of 10.08 acres of land known as Centura land located in Dallas, Texas, to ABCLD Real Estate, LLC ("ABCLD"), a related party under common control, for a sales price of $13.0 million. The buyer assumed the existing mortgage of $7.2 million secured by the property.  Ownership of this property was then transferred from ABCLD to the lender.  There was no gain or loss recorded on the sale.

As of December 31, 2011, there are no remaining properties that we have treated as “subject to sales contract” on the Consolidated Balance Sheets of which we deferred recognition of the sale to a related party.  These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and have ultimately resulted in ownership transfer to the lender or satisfactory resolution. These properties have mortgages that are secured by the property and many have corporate guarantees by our parent, TCI.  We do not believe that IOT is liable for any deficiencies that may have resulted from corporate guarantees after the lender took possession of the property from the related party owner.

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

Competition

The real estate business is highly competitive and IOT competes with numerous entities engaged in real estate activities (including certain entities described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than IOT. We believe that success agai7nst such competition is dependent upon the geographic location of the property, the performance of the property-level managers in areas such as leasing and marketing, collection of  rents and control of operating expenses,  the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to the property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining rent levels.  With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. See also Part I, Item1A. “Risk Factors”.

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

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, IOT competes with affiliates of Pillar having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed IOT that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

We had total indebtedness at December 31, 2011 of approximately $26.5 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

On December 31, 2011, our portfolio consisted of 178.1 acres of land held for development or sale. The table below shows information relating to the land owned:

Land	Location	Acres
Mercer Crossing Multi-Tracts	Farmers Branch, TX	178.1
	Total Land/Development	203.3

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

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

	2011		2010
	High	Low	High	Low
First Quarter	$4.89	$2.60	$8.40	$5.01
Second Quarter	$3.30	$2.56	$6.78	$5.08
Third Quarter	$2.90	$2.04	$6.60	$4.12
Fourth Quarter	$2.79	$1.04	$4.72	$3.35

On March 22, 2012, the closing sale price of the Company’s Common Stock on the AMEX was $1.43 per share. The approximate number of record holders of our common stock at March 22, 2012 was 700.

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

$100 invested on 12/31/06 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
Income Opportunity Realty Investors, Inc.	$100.00	$81.20	$85.71	$126.32	$62.41	$20.90
Dow Jones Industrial	$100.00	$106.43	$70.42	$83.67	$92.89	$98.03
Dow Jones US Real Estate	$100.00	$80.15	$47.65	$62.22	$78.76	$83.12

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2011, 2010, or 2009. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance as of September 30, 2011			1,034,761	615,239
October 31, 2011	-	$-	1,034,761	615,239
November 30, 2011	-	$-	1,034,761	615,239
December 31, 2011	-	$-	1,034,761	615,239

Total	-

ITEM 6.          SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$-	$-	$-	$53	$39
Total operating expenses	1,317	1,285	1,325	1,630	1,837
Operating loss	(1,317)	(1,285)	(1,325)	(1,577)	(1,798)
Other income (expense)	3,130	3,074	2,885	(313)	1,659
Income (loss) before gain on land sales, non-controlling interest, and taxes	1,813	1,789	1,560	(1,890)	(139)
Income tax benefit (expense)	(821)	48	(546)	7,435	(183)
Net income (loss) from continuing operations	992	1,837	1,014	5,545	(322)
Net income (loss) from discontinuing operations	(323)	1	(94)	21,164	(341)
Net income (loss)	669	1,838	920	26,709	(663)
Net loss attributable to non-controlling interest	-	-	-	-	(72)
Net income (loss) applicable to common shares	$669	$1,838	$920	$26,709	$(735)

PER SHARE DATA
Earnings per share - basic
Net income (loss) from continuing operations	$0.24	$0.44	$0.24	$1.33	$(0.10)
Net income (loss) from discontinued operations	(0.08)	0.00	(0.02)	5.08	(0.08)
Net income (loss) applicable to common shares	$0.16	$0.44	$0.22	$6.41	$(0.18)
Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,264	4,168,414

Earnings per share - diluted
Net income (loss) from continuing operations	$0.24	$0.44	$0.24	$1.33	$(0.10)
Net income (loss) from discontinued operations	(0.08)	0.00	(0.02)	5.08	(0.08)
Net income (loss) applicable to common shares	$0.16	$0.44	$0.22	$6.41	$(0.18)
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,264	4,168,414

BALANCE SHEET DATA
Real estate, net	$24,511	$29,561	$29,503	$36,942	$57,603
Notes and interest receivable, net	$29,786	$36,579	$36,992	$38,015	$27,441
Total assets	$108,041	$117,087	$115,665	$113,962	$116,307
Notes and interest payables	$28,588	$36,604	$37,080	$42,319	$69,506
Shareholders' equity	$74,201	$73,532	$71,694	$70,774	$44,744
Book value per share	$17.80	$17.64	$17.20	$16.98	$10.73

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

Overview
Our primary business is investing in real estate. We divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center in October 2009, resulting in land held for development or sale remaining as our sole operating segment. At December 31, 2011, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on over $31.6 million of note receivables due from affiliated and/or related parties.  On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received.

We are advised by Pillar under a contractual arrangement that is reviewed annually by our Board of Directors. The management and leasing of our commercial properties is handled by Regis, an affiliate of Pillar.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of December 31, 2011, IOT is not the primary beneficiary of a VIE.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest - Capitalization of Interest” and ASC Topic 970 “Real Estate—General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Recognition of Revenue

Our revenues are composed largely of interest income on notes receivable. Included in discontinued operations, in accordance with ASC 805 “Business Combinations”, we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases, as applicable.

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

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense. Our aggregate obligations subsequent to December 31, 2011 are shown in the table below (dollars in thousands):

	Total	2012	2013	2014-2016	Thereafter
Long-term debt obligation	$26,540	$26,538	$-	$2	$3
Capital lease obligation	-	-	-	-	-
Operating lease obligation	-	-	-	-	-
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the	-	-	-	-	-
Registrant's Balance Sheet under GAAP
Total	$26,538	$26,538	$-	$-	$-

Results of Operations

The following discussion is based on our Consolidated Financial Statements “Consolidated Statement of Operations” for the years ended December 31, 2011, 2010, and 2009 from Part II, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held for future development or sale. Our operating expenses relate primarily to the administration and maintenance costs associated with the land held for development or sale.

We also have other income and expense items. We receive interest income from the funds deposited with our advisor at a rate of prime plus 1.0%. We have receivables from our affiliates which also provide interest income. Our other significant expense item is from the mortgage expense which includes interest payments on the debt secured by our land portfolio.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

We had a net income applicable to common shares of $0.67 million or $0.16 per diluted earnings per share for the year ended December 31, 2011, as compared to a net income applicable to common shares of $1.84 million or $0.44 per diluted earnings per share for the same period ended 2010.

Revenue

There was no rental and other property revenues for the twelve months ended December 31, 2011, and December 31, 2010.  In 2011, we recognized the sale of the land and storage warehouse known as Eagle Crest, resulting in no further rental revenues and the reclassification of all financial results to discontinued operations.

Expenses

Property operations expenses were $22,000 for the twelve months ended December 31, 2011.  This represents a decrease of $21,000, as compared to the prior period operating expenses of $43,000, due to a decrease in professional services and POA fees.

Other income (expense)

Interest income was $4.4 million for the twelve months ended December 31, 2011.  This represents an increase of $0.1 million in the current year, as compared to interest income of $4.3 million in the prior period. The increase is due to the payments received on our notes receivables from Unified Housing Foundation, an affiliated entity. The receivables are surplus cash flow notes. The entity is required to pay on the notes when they generate surplus cash flow, thus interest income is recorded when received.  More surplus cash flow was generated in the current year, as compared to the prior year.

Mortgage loan interest expense was $1.2 million for the twelve months ended December 31, 2011.  This represents an increase of $0.1 million in the current year, as compared to interest expense of $1.1 million in the prior period.

General and administrative expenses were $445,000 for the twelve months ended December 31, 2011.  This represents an increase of $69,000, as compared to the prior period operating expenses of $376,000.  This increase was mainly due to an increase in legal services related to the transfer of Eagle Crest land and an increase in cost reimbursements due to our Advisor.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Due to the 2011 net income, we had a net income fee expense due to our Advisor. This fee is based on a percentage of total net income.  The net income fee in 2011 was $54,000 in comparison to the 2010 net income fee of $99,000.  This fee was lower in the current year primarily due to reduced net income related to the income tax expense charged per the tax sharing agreement of $647,000.

Income tax expense was $821,000 for the twelve months ended December 31, 2011.  This represents an increase of $869,000 as compared to the prior period income tax benefit of $48,000.  The increase was primarily due to the $647,000 income tax due according to the tax sharing agreement with TCI.  In the prior year, there was no income tax due, therefore no payment was necessary.

Discontinued operations

In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  There were no properties sold in 2010.  The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2011	2010
Revenue
Rental	$159	$313
Property operations	1,518	147
	(1,359)	166
Expenses
Interest	(85)	(165)
General and administration	-	-
Depreciation	-	-
	(85)	(165)
Net loss from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	(1,444)	1
Gain on sale of discontinued operations	947	-
Net income/sales fee to affiliate	-	-
Income (loss) from discontinued operations, net of non-controlling interest before tax	(497)	1
Tax benefit (expense)	174	-
Income (loss) from discontinued operations, net of non-controlling interest	$(323)	$1

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

We had a net income applicable to common shares of $1.84 million or $0.44 per diluted earnings per share for the year ended December 31, 2010, as compared to a net income applicable to common shares of $0.92 million or $0.22 per diluted earnings per share for the same period ended 2009.

Revenue

There was no rental and other property revenues for the twelve months ended December 31, 2010, and December 31, 2009.  In 2009, we divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center, resulting in land held for development or sale remaining as our sole operating segment.

 Expenses
Property operating expenses were $43,000 for the twelve months ended December 31, 2010.  This represents a decrease of $7,000, as compared to the prior period operating expenses of $50,000, due to an overall decrease in costs.

Other income (expense)

Interest income was $4.3 million for the twelve months ended December 31, 2010.  This represents a decrease of $0.4 million, as compared to interest income of $4.7 million in the prior period. The decrease is due to fewer payments received on our notes receivables from Unified Housing Foundation, an affiliated entity. The receivables are surplus cash flow notes. The entity is required to pay on the notes when they generate surplus cash flow, thus interest income is recorded when received.  Less surplus cash flow was generated in 2010, as compared to the prior year.

Mortgage and loan interest was $1.1 million for the twelve months ended December 31, 2010.  This represents a decrease of $0.6 million, as compared to interest expense of $1.7 million in the prior period.  The majority of this decrease is due to the modification of the Mercer Crossing land loan, lowering the interest rate by 250 basis points during the later part of 2009.

Due to the overall positive income, we had a net income fee expense due to our advisor. This fee is based on a percentage of total net income.  The net income fee in 2010 included a $45,000 credit for the prior year’s fee related primarily to the tax expense calculated after the net income fee was billed for the prior year’s net income.

Discontinued operations

There were no properties sold in 2010. Our discontinued operations for 2009 consist of two commercial properties sold. The office building and shopping center, 2010 Valley View and Parkway Centre, were sold in October 2009. The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2010	2009
Revenue
Rental	$313	$1,210
Property operations	147	703
	166	507
Expenses
Interest	(165)	(651)
General and administration	-	-
Depreciation	-	-
	(165)	(651)
Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	1	(145)
Gain on sale of discontinued operations	-	-
Net income/sales fee to affiliate	-	-
Income (loss) from discontinued operations, net of non-controlling interest before tax	1	(145)
Tax benefit (expense)	-	51
Income (loss) from discontinued operations, net of non-controlling interest	$1	$(94)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

 We may also issue additional equity securities, including common stock.  Management anticipates that our cash as of December 31, 2011, along with cash that will be generated in 2012 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations

Financial Position

The following impacted our balance sheet as of December 31, 2011:

Our real estate decreased by $5,050 due to the recognition of the sale of Eagle Crest land and storage warehouse.

The notes and interest payable balance decreased due to the recognition of the sale of Eagle Crest land and Centura land.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $1,000 and $20,000 as of December 31, 2011 and December 31, 2010, respectively. The increase was a result of the following increases and decreases in cash flows:

	Year ended December 31,
	2011	2010	Variance
	(amounts in thousands)
Net cash provided by operating activities	$903	$217	$686
Net cash provided by investing activities	$2,128	$392	$1,736
Net Cash used in financing activities	$(3,050)	$(591)	$(2,459)

             Our cash from operating activities has increased from the prior year. This change is primarily due to the forbearance agreement with Metropolitan National Bank on the Travelers land.  Interest on the note payable accrued over a period of time and going forward, we are paying monthly in accordance with this agreement.

Our cash from investing activities increased from the prior year as we recognized the sales of the Eagle Crest and Centura land.   There were no sales recorded in the prior year.

Our cash used by financing activities decreased from the prior period. In the current year, we recognized the debt satisfaction related to the land sales.

We paid no dividends in 2011, 2010, or 2009. It is unlikely that we will pay any quarterly dividends in 2012.

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

IOT is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IOT does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IOT’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IOT’s market risk is exposure to short-term interest rates from variable rate borrowings. If market interest rates for variable rate debt average 100 basis points more in 2012 than they did during 2011, IOT’s interest expense would increase and net income would decrease by $265,379. This amount is determined by considering the impact of hypothetical interest rates on IOT’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IOT’s financial structure.

The following table contains only those exposures that existed at December 31, 2011. Anticipation of exposures or risk on positions that could possibly arise was not considered. IOT’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Note Receivable
Variable interest rate - fair value							$-
Instrument's maturities	$-	$-	$-	$-	$-	$-	$-
Instrument's amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$28,400
Instrument's maturities	$2,990	$-	$-	$3,057	$-	$22,353	$28,400
Instrument's amortization	-	-	-	-	-	-	-
Interest	1,784	1,334	1,334	1,267	2,682	29,506	37,907
Average Rate	6.28%	5.25%	5.25%	5.25%	12.00%	12.00%

Notes Payable	2012	2013	2014	2015	2016	Thereafter	Total
Variable interest rate - fair value							$26,538
Instrument's maturities	$26,538	$-	$-	$-	$-	$-	$26,538
Instrument's amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	5.38%	12.50%	12.50%	12.50%	12.50%	12.50%

Fixed interest rate - fair value							$5
Instrument's maturities	$-	$-	$-	$-	$-	$-	$-
Instrument's amortization	-	-	-	1	1	3	5
Interest	1	1	-	-	-	2	3
Average Rate	12.50%	12.50%	12.50%	12.50%	12.50%	12.50%

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
Income Opportunity Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  Income Opportunity Realty Investors, Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, also assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in the notes to the financial statements, Income Opportunity Realty Investors, Inc. has significant transactions with and balances due from affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.
Plano, Texas
March 30, 2012

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Real estate land holdings subject to sales, at cost	-	5,050
Total real estate	24,511	29,561

Notes and interest receivable from related parties	31,612	38,405
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	29,786	36,579
Cash and cash equivalents	1	20
Investments in unconsolidated subsidiaries and investees	37	89
Receivable and accrued interest from related parties	52,160	48,598
Other assets	1,546	2,240
Total assets	$108,041	$117,087

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$28,588	$27,335
Notes related to assets subject to sales contracts	-	9,269
Deferred revenue (from sales to related parties)	5,127	6,550
Accounts payable and other liabilities (including $0 in 2011 and $1 in 2010 from affiliated and related parties)	125	401
	33,840	43,555
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2011 and 2010	42	42
Treasury stock at cost, 5,461 shares in 2011 and 2010	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	12,243	11,574
Total shareholders' equity	74,201	73,532
Total liabilities and shareholders' equity	$108,041	$117,087

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-

Expenses:
Property operating expenses	22	43	50
General and administrative (including $205 and $178 and $117 for the year ended 2011 and 2010 and 2009 respectively from affiliates and related parties)	445	376	394
Advisory fee to affiliates	850	866	881
Total operating expenses	1,317	1,285	1,325
Operating loss	(1,317)	(1,285)	(1,325)

Other income (expense):
Interest income from affiliates	4,447	4,292	4,661
Mortgage and loan interest	(1,211)	(1,116)	(1,679)
Earnings from unconsolidated subsidiaries and investees	(52)	(3)	18
Net income fee to Advisor	(54)	(99)	(115)
Total other income	3,130	3,074	2,885
Income before gain on land sales, non-controlling interest, and taxes	1,813	1,789	1,560
Income from continuing operations before tax	1,813	1,789	1,560
Income tax benefit (expense)	(821)	48	(546)
Net income from continuing operations	992	1,837	1,014
Discontinued operations:
Income from discontinued operations	(1,444)	1	(145)
Gain on sale of real estate from discontinued operations	947	-	-
Income tax expense from discontinued operations	174	-	51
Net income from discontinued operations	(323)	1	(94)
Net income	669	1,838	920

Earnings per share - basic
Income from continuing operations	$0.24	$0.44	$0.24
Discontinued operations	(0.08)	-	(0.02)
Net income applicable to common shares	$0.16	$0.44	$0.22

Earnings per share - diluted
Income from continuing operations	$0.24	$0.44	$0.24
Discontinued operations	(0.08)	-	(0.02)
Net income applicable to common shares	$0.16	$0.44	$0.22

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2011
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2008	$70,774	4,173,675	$42	$(39)	$61,955	$8,816
Net income	920	-	-	-	-	920
Balance, December 31, 2009	$71,694	4,173,675	$42	$(39)	$61,955	$9,736
Net income	1,838	-	-	-	-	1,838
Balance, December 31, 2010	$73,532	4,173,675	$42	$(39)	$61,955	$11,574
Net income	669	-	-	-	-	669
Balance, December 31, 2011	$74,201	4,173,675	$42	$(39)	$61,955	$12,243

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income applicable to common shares	$669	$1,838	$920
Adjustments to reconcile net income applicable to common shares to net cash used in operating activities:
Depreciation and amortization	-	18	186
Earnings from unconsolidated subsidiaries and investees	52	3	(18)
Gain on the sale of income-producing properties	(947)	-	-
Provision on impairment of real estate assets	1,474	-	-
(Increase) decrease in assets:
Accrued interest receivable	(2,692)	(1,959)	2,292
Other assets	690	148	(1,205)
Increase (decrease) in liabilities:
Accrued interest payable	1,935	109	-
Other liabilities	(278)	60	(609)
Net cash provided by operating activities	903	217	1,566

Cash Flow From Investing Activities:
Proceeds from sales of income-producing properties	1,892	-	6,860
Proceeds from sales of land	1,210	-	6,891
Proceeds from notes receivable	2,585	2,372	(440)
Real estate improvements	-	(58)	(156)
Affiliate receivable	(3,559)	(1,922)	(9,532)
Net cash provided by investing activities	2,128	392	3,623

Cash Flow From Financing Activities:
Payments on notes payable	(682)	(585)	(5,239)
Payments or debt assumption on maturing notes payable	(2,374)	-	-
Deferred financing costs	6	(6)	-
Repurchase of treasury stock	-	-	-
Net cash used in financing activities	(3,050)	(591)	(5,239)

Net increase in cash and cash equivalents	(19)	18	(50)
Cash and cash equivalents, beginning of period	20	2	52
Cash and cash equivalents, end of period	$1	$20	$2

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,154	$2,139	$5,612
Cash paid for income taxes	$-	$84	$-

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

Certain balances in the 2010 and 2009 presentation have been reclassified to conform to the 2011 presentation.

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

On July 17, 2009, Transcontinental Realty Investors, Inc. (“TCI”), acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 of the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI had owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted approximately 85.3% of the shares of common stock of IOT outstanding.  In 2010, TCI sold 5,000 shares of IOT stock resulting in an ownership of 3,551,118 shares which constituted approximately 85.2% of the shares of common stock of IOT outstanding.  In 2011, TCI sold 110,013 shares of IOT stock resulting in an ownership of 3,441,105 shares which constitutes approximately 82.6% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares).

IOT is a “C Corporation” for U.S. federal income tax purposes. With TCI’s acquisition of the additional shares on July 17, 2009, TCI increased its aggregate ownership of IOT to in excess of 80%; therefore, beginning July 2009, IOT’s results of operations are now consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries.  ARL is the common parent for the consolidated group.

IOT’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of IOT and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”), under an Advisory Agreement that is reviewed annually by IOT’s Board of Directors. The directors of IOT are also directors of ARL and TCI.  The Chairman of the Board of Directors of IOT also serves as the Chairman of the Board of Directors of ARL and TCI.  The officers of IOT also serve as officers of ARL, TCI and Pillar.

SWI served as the Company’s external advisor from July 1, 2003 until July 1, 2009. Effective July 1, 2009 through April 30, 2011, the Company’s contractual Advisor and Cash Manager was Prime Income Asset Management, LLC (“Prime”).  Effective April 30, 2011, Pillar, the sole member of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole owner of which is Realty Advisors Management, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provided management services.  Triad subcontracted the property-level management and leasing of our commercial properties to Regis Realty I, LLC (“Regis I”).  Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty I for a term of five years.   Regis is entitled to receive a fee for its property management and brokerage services.  See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management”.

Our primary business is investing in real estate. We divested ourselves of our commercial segment with the sale of the 2010 Valley View office building and the Parkway Centre retail shopping center in October 2009, resulting in land held for development or sale remaining as our sole operating segment. At December 31, 2011, our land consisted of 178.1 acres of land held for future development or sale.  All of our land holdings are located in Texas.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of December 31, 2011, IOT was not the primary beneficiary of a VIE.

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

Recognition of revenue.    Our revenues are composed largely of interest income on notes receivable. Included in discontinued operations, in accordance with ASC 805 “Business Combinations”, we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases, as applicable.

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

NOTE 2.   REAL ESTATE

Real estate consisted of the following at December 31, (dollars in thousands):

	2011	2010
Land held for development or sale	$24,511	$29,561
	$24,511	$29,561

Below is a summary of the real estate transactions for the year ended December 31, 2011:

On July 5, 2011, we recognized the September 21, 2010 sale of 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sale price of $3.8 million.  The buyer assumed the existing mortgage of $2.4 million secured by the property.  We recorded a loss of $0.5 million when ownership transferred to the existing lender.

           On July 5, 2011, we recognized the December 23, 2010 sale of 6.6 acres of land known as Three Hickory land located in Farmers Branch, Texas, to Fenton Real Estate, Inc., a related party under common control, for a sales price of $1.3 million. There was no gain or loss recorded when ownership transferred to the existing lender.

In 2005, IOT purchased 10.08 acres of Centura land, located in Dallas County, Texas, from TCI (a related party) for $13.0 million. The purchase price was paid with cash of $6.1 million and the conveyance, to the seller, of $6.9 million in notes receivable held by IOT. The cash was obtained from financing the land acquired in the transaction. The agreement included a put option whereby IOT had the right to resell the property to the seller for a price of $13.0 million plus a preferred return of 9% per annum accruing from the closing date. Due to the related party nature of the transaction, including the likelihood that IOT would exercise its put option; this transaction had been treated as a financing transaction. IOT continued to carry the $6.9 million as a note payable and has recorded the $6.9 million as a receivable from TCI. TCI pays IOT interest in an amount equal to what IOT pays for its loan on the property.  On August 2, 2011, we recognized the sale of 10.08 acres of land known as Centura land located in Dallas, Texas, to ABCLD Real Estate, LLC (ABCLD), a related party under common control, for a sales price of $13.0 million. The buyer assumed the existing mortgage of $7.2 million secured by the property.  Ownership of this property was then transferred from ABCLD to the lender.  There was no gain or loss recorded on the sale.

As of December 31, 2011, there are no remaining properties that we have treated as “subject to sales contract” on the Consolidated Balance Sheets of which we deferred recognition of the sale to a related party.  These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and have ultimately resulted in ownership transfer to the lender or satisfactory resolution. These properties have mortgages that are secured by the property and many have corporate guarantees by our parent, TCI.  We do not believe that IOT is liable for any deficiencies that may have resulted from corporate guarantees after the lender took possession of the property from the related party owner.

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

At December 2011 and 2010, we had junior mortgage loans and accrued interest receivable from affiliates, net of allowances, totaling $29.8 million and $36.6 million, respectively. The loans mature at various dates through December 2027 and have interest rates ranging from 5.25% to 15%.

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

Borrower	Maturity	Principal Balance	Interest Rate	Security
Unified Housing Foundation, Inc. (Cliffs of El Dorado)	09/15/10	2,990	15.00%	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station)	12/31/27	1,481	5.25%	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/31/27	2,000	5.25%	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/31/27	6,363	5.25%	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	07/10/15	3,057	5.25%	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/31/27	2,250	5.25%	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/31/27	1,936	5.25%	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/31/27	5,174	5.25%	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/31/27	1,323	5.25%	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/31/27	1,826	5.25%	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest		3,212
Less: purchase allowance		(1,826)
		$ 29,786
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

	Percent ownership
Investee	2011	2010	2009
TCI Eton Square, L.P. ("Eton Square")	10%	10%	10%

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

The market values as of the year ended December 31, 2011 and 2010 were not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	2011	2010	2009
Real Estate, net of accumulated depreciation	$12,976	$13,318	$13,747
Other assets	533	576	319
Notes payable	(9,363)	(9,363)	(9,253)
Other liabilities	(3,779)	(3,641)	(3,895)
Shareholders equity/partners capital	$(367)	$(890)	$(918)

Rents	$1,385	$1,893	$1,929
Depreciation	(462)	(504)	(536)
Operating expenses	(843)	(817)	(638)
Interest expense	(599)	(601)	(611)
Income (loss) from continuing operations	(519)	(29)	144
Income from discontinued operations	-	-	-
Net income (loss)	$(519)	$(29)	$144

Company's proportionate share of earnings	$(52)	$(3)	$18

NOTE 5.                      NOTES AND INTEREST PAYABLE

The following table shows the principal payments due on our notes payable through the next five years and thereafter (dollars in thousands):

2012	$26,538
2013	-
2014	-
2015	1
2016	1
Thereafter	3
$26,543

Notes payable at December 31, 2011, bear interest at a rate of 4.25% and matures in 2012. As of December 31, 2011, there was accrued interest of $2.0 million.  The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $24.5 million.  Of the total notes payable, the senior debt is $26.5 million.

This mortgage note represents the allocation of a note with an aggregate outstanding balance of $34.5 million as of December 31, 2011.  The remaining balance of this note of $8.0 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity.  As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan and as of April 12, 2011, the borrower is in default under the current loan documents and the lender accelerated the maturity of the indebtedness. On April 28, 2011, a forbearance agreement was entered into between the borrower, the guarantor and the lender in order to temporarily suspend the lender from the exercise of its rights and remedies under the loan documents and foreclose on the property.  The forbearance period expires April 17, 2012 and requires the borrower to make monthly payments of $150,000.  We are working on an extension of this agreement past the current expiration date.  In addition, upon reconciliation of the balance due to the lender, an adjustment was made to the allocation of the loan balance between TCI and IOT.  The total amount did not change but the allocations of payments were corrected to reflect the pro-rata share in correlation to the original loan balance allocation.

NOTE 6.   RELATED PARTY TRANSACTIONS AND FEES

The Advisory agreement provides for Pillar or an affiliate of Pillar to receive fees and cost reimbursements as defined in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  Cost reimbursements are allocated based on the relative market values of the Company’s assets. The Company and SWI entered into an Advisory Agreement and Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Effective July 1, 2009, the Advisory Agreement and Cash Management Agreement with SWI was terminated. IOT engaged Prime as Cash Manager under the substantially same terms as under the SWI agreement until the agreement with Prime was terminated effective April 30, 2011, at which time IOT engaged Pillar as Cash Manager under substantially the same terms as under the Prime agreement.  The fees and cost reimbursements paid to Pillar, Prime, SWI   , TCI and affiliates are detailed below (dollars in thousands):

Fees:	2011	2010	2009
Advisory fee	850	$866	$881
Incentive fee	-	-	-
Net income fee	54	99	115
Commission on property sale	-	-	-
Mortgage brokerage and equity refinancing	-	-	20
Property & construction mgt. and leasing commission	-	2	51
	$904	$967	$1,067
Cost reimbursements	206	178	117
Rental revenue	0	313	431
Interest received	$(647)	$(995)	$(973)

As of December 31, 2011, IOT has notes and interest receivable of $31.6 million due from related parties.  See discussion in Part 2, Item 8. “Note 3. Notes and Interest Receivable”.

The following table reconciles the beginning and ending balances of amounts receivable from affiliates as of December 31, 2010 dollars in thousands):

	TCI	Prime	Pillar	Total
Balance, December 31, 2010	$48,598	$-	$-	$48,598
Cash transfers	-	2,409	(219)	2,190
Advisory fees	-	(293)	(557)	(850)
Net income fee		-	(54)	(54)
POA fees	-	(2)	(8)	(10)
Cost reimbursements	-	(116)	(90)	(206)
Expenses paid by advisor	-	73	44	117
Financing (mortgage payments)	-	718	(658)	60
Sales/Purchase transactions	-	-	1,205	1,205
Interest income	760	640	356	1,756
Tax Sharing Expense	(647)	-	-	(647)
Purchase of obligation	3,449	(3,429)	(20)	-
Property transfers	-	-	1	1
Balance, December 31, 2011	$52,160	$-	$-	$52,160

 NOTE 7.   DIVIDENDS

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2011, 2010, or 2009. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 8.   INCOME TAXES

For tax periods before July 17, 2009, IOT was required to file a consolidated federal return.  Due to change of ownership in July, 2009, IOT has joined the American Realty Investors, Inc. (ARL) consolidated group for tax purposes.  The income tax expense (benefit) for 2009, 2010 and 2011 in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  For 2011, ARL, TCI and IOT had a net taxable loss.  For 2011, IOT recorded a current tax expense of $647,000.  The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35%.

Current income tax expense (benefit) is attributable to:

	2011	2010	2009
Income from continuing operations
Income from discontinued operations	$444	$626	$494
	203	(828)	1
	$647	$(202)	$495

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

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes.  The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (amounts in thousands):

	2011	2010	2009

Accumulated depreciation and amortization	$(514)	$(2,433)	$203
Allowance for loss	694	694	694
Other	24	1,077	203
Federal benefit of NOL carryforward	1,078	1,081	984
Federal benefit of AMT caryforward	164	164	164
Deferred tax asset	$1,446	$583	$2,248
Less valuation allowance	(1,446)	(583)	(2,248)
Total deferred tax asset	$-	$-	$-

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income.  There is no assurance that the Company will generate earnings in future years.  Therefore, the Company has established a valuation allowance for deferred tax assets of approximately $1,446,000, $583,000 and $2,248,000 as of December 31, 2011, 2010 and 2009, respectively.

In 2011, IOT used approximately 1,847,000 of current losses from the consolidated group.  In 2010, the company used no current losses from the ARL consolidated group.  In 2009, IOT used approximately 1,415,000 of current losses from the consolidated group.  In 2008 and prior, the company generated taxable loss carryforwards totaling $2,589,587.  The most recent loss year is 2010, which, if not used, will expire in 2030.  The alternative minimum tax credit balance did not change in 2011 and remains at approximately $164,000.  The credit has no expiration date.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (amounts in thousands).

	2011	2010	2009
Federal income tax at statutory rate	$647	$(202)	$495
State tax expense	12	33	19
Gain on sale differences	-	-	-
Other	(12)	(33)	(19)
Utilization of net operating loss and minimum tax credit carry forwards	-	6,678	-
Effective income tax rate	35%	35%	35%

NOTE 9.                      OPERATING SEGMENTS

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are; land and other (dollars in thousands).

	Commercial
For year ended 2011	Properties	Apartments	Land	Other	Total
Operating revenue	$-	$-	$-	$-	$-
Operating expenses	-	-	15	7	22
Depreciation and amortization	-	-	-	-	-
Mortgage and loan interest	-	-	1,211	-	1,211
Interest income	-	-	-	4,447	4,447
Segment operating income (loss)	$-	$-	$(1,226)	$4,440	$3,214
Capital expenditures	-	-	-	-	-
Assets	-	-	24,511	-	24,511

Property Sales
Sales price	$-	$-	$5,050	$-	$5,050
Cost of sale	-	-	5,525	-	5,525
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	1,422	-	-		1,422
Gain on sale	$1,422	$-	$(475)	$-	$947

	Commercial
	Properties	Apartments	Land	Other	Total
For year ended 2010
Operating revenue	$-	$-	$-	$-	$-
Operating expenses	-	-	39	4	43
Mortgage and loan interest	-	-	1,116	-	1,116
Interest income	-	-	-	4,292	4,292
Segment operating income (loss)	$-	$-	$(1,155)	$4,288	$3,133
Capital expenditures	-	-	58	-	58
Assets	-	-	29,561	-	29,561

Property Sales
Sales price	$-	$-	$-	$-	$-
Cost of sale	-	-	-	-	-
Deferred current gain	-	-	-	-	-
Gain on sale	$-	$-	$-	$-	$-

	Commercial
	Properties	Apartments	Land	Other	Total
For year ended 2009
Operating revenue	$-	$-	$-	$-	$-
Operating expenses	-	-	23	27	50
Mortgage and loan interest	-	-	1,679	-	1,679
Interest income	-	-	-	4,661	4,661
Gain on land sales	-	-	-	-	-
Segment operating income (loss)	$-	$-	$(1,702)	$4,634	2,932
Capital expenditures	-	-	-	-	-
Assets	-	-	29,503	-	29,503
					-

Property Sales
Sales price	$7,150	$6,891	$-	$-	$14,041
Cost of sale	5,727	1,973	-	-	7,700
Deferred current gain	1,423	4,918	-	-	6,341
Gain on sale	$-	$-	$-	$-	$-

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2011	2010	2009
Segment operating income	$3,214	$3,133	$2,932
Other non-segment items of income (expense)
General and administrative	(445)	(376)	(394)
Advisory fee	(850)	(866)	(881)
Net income fee to affiliate	(54)	(99)	(115)
Equity from unconsolidated subsidiaries and investees	(52)	(3)	18
Income tax benefit (expense)	(821)	48	(546)
Income from continuing operations	$992	$1,837	$1,014

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	2011	2010	2009
Segment assets	$24,511	$29,561	$29,503
Investments in real estate partnerships	37	89	92
Other assets and receivables	84,087	87,437	86,070
Assets held for sale	-	-	-
Total assets	$108,635	$117,087	$115,665

NOTE 10.   DISCONTINUED OPERATIONS

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

The discontinued operations for the three years reported below consist of 13.0 acres of land with a storage warehouse, an office building and a shopping center. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest). The office building and shopping center, 2010 Valley View and Parkway Centre, were sold in October 2009. The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2011	2010	2009
Revenue
Rental	$159	$313	$1,210
Property operations	1,518	147	703
	(1,359)	166	507
Expenses
Interest	(85)	(165)	(651)
General and administration	-	-	-
Depreciation	-	-	-
	(85)	(165)	(651)
Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	(1,444)	1	(145)
Gain on sale of discontinued operations	947	-	-
Net income/sales fee to affiliate	-	-	-
Income (loss) from discontinued operations, net of non-controlling interest before tax	(497)	1	(145)
Tax benefit (expense)	174	-	51
Income (loss) from discontinued operations, net of non-controlling interest	$(323)	$1	$(94)

NOTE 11.   QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2010, 2009, and 2008 (dollars in thousands except per share data):

	Three Months Ended 2011
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2011
Total operating revenues	$-	$-	$-	$-
Total operating expenses	324	395	318	280
Operating loss	(324)	(395)	(318)	(280)
Other income	13	308	288	2,521
Income (loss) before gain on land sales, non-contolling interest, and taxes	(311)	(87)	(30)	2,241
Gain on land sales	-	-	-	-
Income tax expense	-	-	-	(821)
Net income (loss) from continuing operations	(311)	(87)	(30)	1,420
Net income (loss) from discontinuing operations, net of non-controlling interest	2	(1,437)	(485)	1,597
Net income (loss)	(309)	(1,524)	(515)	3,017
Less: net income attributable to non-controlling interest	-	-	-	-
Net income (loss) applicable to common shares	$(309)	$(1,524)	$(515)	$3,017

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.07)	$(0.02)	$(0.01)	$0.35
Discontinued operations	0.00	(0.34)	(0.12)	0.38
Net income (loss) applicable to common shares	$(0.07)	$(0.37)	$(0.12)	$0.73
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$(0.07)	$(0.02)	$(0.01)	$0.35
Discontinued operations	0.00	(0.34)	(0.12)	0.38
Net income (loss) applicable to common shares	$(0.07)	$(0.37)	$(0.12)	$0.73
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2010
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2010
Total operating revenues	$-	$-	$-	$-
Total operating expenses	305	337	294	349
Operating loss	(305)	(337)	(294)	(349)
Other income	427	340	234	2,073
Income (loss) before gain on land sales, non-controlling interest, and taxes	122	3	(60)	1,724
Gain on land sales	-	-	-	-
Income tax benefit	48	-	-	-
Net income (loss) from continuing operations	170	3	(60)	1,724
Net income (loss) from discontinuing operations, net of non-controlling interest	(10)	(22)	36	(3)
Net income (loss)	160	(19)	(24)	1,721
Less: net income (loss) attributable to non-controlling interest	3	-	(8)	5
Net income (loss) applicable to common shares	$163	$(19)	$(32)	$1,726

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.04	$0.00	$(0.02)	$0.42
Discontinued operations	(0.00)	(0.01)	0.01	(0.00)
Net income (loss) applicable to common shares	$0.04	$(0.00)	$(0.02)	$0.42
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$0.04	$0.00	$(0.02)	$0.42
Discontinued operations	(0.00)	(0.01)	0.01	(0.00)
Net income (loss) applicable to common shares	$0.04	$(0.00)	$(0.02)	$0.42
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2009
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2009
Total operating revenues	$-	$-	$-	$-
Total operating expenses	194	417	253	461
Operating loss	(194)	(417)	(253)	(460)
Other income (expense)	(153)	(96)	(91)	3,225
Income (loss) before gain on land sales, non-controlling interest, and taxes	(347)	(513)	(344)	2,764
Gain on land sales	-	-	-	-
Income tax expense	-	-	-	(546)
Net income (loss) from continuing operations	(347)	(513)	(344)	2,218
Net income (loss) from discontinuing operations, net of non-controlling interest	(22)	127	(55)	(144)
Net income (loss)	(369)	(386)	(399)	2,074
Less: net income (loss) attributable to non-controlling interest	-	-	-	-
Net income (loss) applicable to common shares	$(369)	$(386)	$(399)	$2,074

PER SHARE DATA

Earnings per share - basic
Income (loss) from continuing operations	$(0.08)	$(0.12)	$(0.08)	$0.52
Discontinued operations	(0.01)	0.03	(0.01)	(0.03)
Net income (loss) applicable to common shares	$(0.09)	$(0.09)	$(0.10)	$0.49
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$(0.08)	$(0.12)	$(0.08)	$0.52
Discontinued operations	(0.01)	0.03	(0.01)	(0.03)
Net income (loss) applicable to common shares	$(0.09)	$(0.09)	$(0.10)	$0.49
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

NOTE 12.   COMMITMENTS, CONTINGENCIES AND LIQUIDITY

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

Liquidity

Management anticipates that IOT will generate excess cash from operations in 2012 due to the interest collected from notes receivable; however, such excess may not be sufficient to discharge all of IOT’s debt obligations as they mature. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate and Accumulated Depreciation
December 31, 2011

					Gross Amounts at Which
		Initial Cost			Carried at End of Year
	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition and Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Mercer Crossing Land
Travelers Land, Farmers Branch, TX	26,543	24,511	-	-	24,511	-	24,511

	$26,543	$24,511	$-	$-	$24,511	$-	$24,511

SCHEDULE III
(Continued)
INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate and Accumulated Depreciation
For the Years Ended December 31,

	2011	2010	2009
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$29,561	$29,503	$39,255
Additions
Acquisitions and improvements	-	58	-
Deductions
Sale of real estate	(5,050)	-	(9,752)
Balance at December 31,	$24,511	$29,561	$29,503

Reconciliation of Acc. Depreciation
Balance at January 1,	$-	$-	$2,313
Additions
Depreciation	-	-	185
Deductions
Sale of real estate	-	-	(2,498)
Balance at December 31,	$-	$-	$-

Schedule IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable on Real Estate
December 31, 2011

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(dollars in thousands)
JUNIOR MORTGAGE LOANS
Unified Housing Foundation, Inc. (Cliffs of El Dorado)	15.00%	9/15/2010	Excess cash flow	$9,046	$2,990	$2,990	$-
Unified Housing Foundation, Inc. (Echo Station)	5.25%	12/31/2027	Excess cash flow	10,169	1,054	1,481	-
Unified Housing Foundation, Inc. (Lakeshore Villas)	5.25%	12/31/2027	Excess cash flow	16,462	8,363	8,363	-
Unified Housing Foundation, Inc. (Limestone Canyon)	5.25%	7/10/2015	Excess cash flow	13,798	1,787	3,057	-
Unified Housing Foundation, Inc. (Limestone Ranch)	5.25%	12/31/2027	Excess cash flow	12,833	1,900	2,250	-
Unified Housing Foundation, Inc. (Parkside Crossing)	5.25%	12/31/2027	Excess cash flow	9,073	1,223	1,936	-
Unified Housing Foundation, Inc. (Sendero Ridge)	5.25%	12/31/2027	Excess cash flow	24,121	2,942	5,175	-
Unified Housing Foundation, Inc. (Timbers of Terrell)	5.25%	12/31/2027	Excess cash flow	7,679	836	1,323	-
Unified Housing Foundation, Inc. (Tivoli)	5.25%	12/31/2027	Excess cash flow	10,533	1,615	1,825	-

				$113,714	$22,710	$28,400	$-
			Interest receivable			3,212
			Allowance			(1,826)
			Total notes and interest receivable			$29,786

Schedule IV (continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable on Real Estate
For the Years Ended December 31,

	2011	2010	2009
	(dollars in thousands)

Balance at January 1,	$38,405	$38,818	$39,841
Additions
New mortgages	-	-	-
Conversion of accrued interest to principal	-	-	-
Increase (decrease) of interest receivable on mortgage loans	2,692	2,479	3,016
Deductions
Amounts paid	(2,585)	(2,892)	(3,939)
Non-cash reduction	-	-	(100)
Cost of mortgages sold	(6,900)	-	-
Balance at December 31,	$31,612	$38,405	$38,818

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
1603 LBJ Freeway, Suite 800
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

Effective the close of business on February 7, 2011, Peter L. Larsen resigned as a Director and as Presiding Director of the Company.  Mr. Larsen had been a Director of the Company since February 20, 2004 and Presiding Director since June 2004.  Mr. Larsen, currently retired, has been involved in the commercial real estate industry since 1972 and since 1992 has also been a Director of four Texas non-profit corporations which own 545 apartment units overseeing the development of a multimillion dollar retirement center in Coppell, Texas.  At the time of his resignation as a Director, Mr. Larsen had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

On February 8, 2011, the Board of Directors of the Company elected Henry A. Butler as a Director to fill the vacancy on the Board of Directors created by the resignation of Peter L. Larsen.  Mr. Butler was also elected Vice President of the Company on that date.  On February 8, 2011, the Board of Directors of the Company elected RL S. Lemke as a Director to fill a vacancy on the Board of Directors.  Mr. Lemke was also elected Vice President of the Company on that date.  Mr. Lemke is Vice President, Project Development for Pillar, the contractual advisor to the Company, and its predecessor Prime.  He has been so employed for more than the past five year.  Mr. Lemke holds a Juris Doctor degree from Creighton University School of Law.   On February 8, 2011, the Board of Directors appointed Ted R. Munselle as Presiding Director to replace Peter L. Larsen who resigned on February 7, 2011.

Effective the close of business on October 13, 2011, Martha C. Stephens resigned as a Director of the Company and as Chairperson of the Governance and Nominating Committee.  Ms. Stephens had been a Director since February 23, 2007, and Chairman of the Board since May 21, 2009.  She was also a Director (since February 1, 2011) of ARL and a Director (since February 1, 2011) of TCI.  Ms. Stephens, currently retired, for more than five years prior to January 2007 was employed in various administrative capacities by Prime, the prior contractual advisor to the Company, ARL and TCI.  At the time of her resignation as a Director, Ms. Stephens had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.  Also, effective the close of business on October 13, 2011, RL S. Lemke resigned as a Director of the Company.  Mr. Lemke had been a Director since February 8, 2011.  He was also a Director (since February 8, 2011) of ARL and a Director (since February 8, 2011) of TCI.  At the time of his resignation as a Director, Mr. Lemke had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

On October 25, 2011, the Board of Directors of the Company elected Sharon Hunt as a Director to fill the vacancy on the Board of Directors created by the resignation of Martha C. Stephens.

Directors

The current Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, its former advisors (SWI) or (Prime), or current advisor (Pillar), which took over as the contractual advisor from Prime on April 30, 2011, their principal occupations, business experience and Directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a Director, means that the Director is an officer, Director or employee of SWI, BCM, Prime, Pillar, or an officer of the Company or an officer or Director of an affiliate of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company, nor a Director, officer or employee of BCM, Prime, Pillar or SWI (but may be a Director of the Company), although the Company may have certain business or professional relationships with such Director as discussed in Item 13. “Certain Relationships and Related Transactions and Director Independence”.

HENRY A. BUTLER, age 61, Director, (Affiliated) (since February 2011)

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (“Pillar”) since April 30, 2011, and its predecessor, Prime (since July 2003).  He was owner/operator (1989 to 1991) of Butler Interests, Inc.  Mr. Butler was elected as a Director of the Company on February 8, 2011.  He was previously a Director of the Company from December 2001 to July 1, 2003.  Mr. Butler is Chairman of the Board (since May 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI.

ROBERT A. JAKUSZEWSKI, age 49, Director (Independent) (since March 2004).

Mr. Jakuszewski is Vice President of Sales and Marketing (since September 1998) of New Horizons Communications, Inc.; Mr. Jakuszewski was a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski was elected a Director of the Company on March 16, 2004. He was also elected as a Director of ARL on November 22, 2005, and a Director of TCI on November 22, 2005.

SHARON HUNT, Age 69, Director (Independent) (Since October  2011)

    Ms. Hunt is a licensed Realtor in Arkansas, with Keystone Realty.  She was President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997) a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate. She was elected as a Director of the Company on October 25, 2011.  Ms. Hunt was a Director (February 20, 2004 to January 31, 2011) and again (since October 25, 2011) of ARL and a Director (February 20, 2004 to January 31, 2011) and again (since October 25, 2011) of TCI.

TED R. MUNSELLE:    Age 56, Director (Independent) (since May 2009).

    Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.  On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee.  Spindletop’s stock is traded on the Over-the-Counter (OTC) market.  He was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle was elected as a director of the Company on May 21, 2009.  He was also elected as a Director of ARL (since February 20, 2004) and a Director of TCI  (since February 20, 2004).  Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOT has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX.

Board Meetings and Committees

The Board of Directors held 8 meetings during 2011. For such year, no incumbent Director attended fewer than 100% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.

The Board of Directors had standing Audit, Compensation, and Governance and Nominating Committees. Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines, are Ms. Sharon Hunt, and Messrs. Jakuszewski, and Munselle (Chairman). Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All members of the Audit Committee meet the experience requirements of the listing standards of the AMEX. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met 8 times in 2011.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Ms. Sharon Hunt (Chairman) and Messrs. Jakuszewski and Munselle.  All of the members of the Committee are independent within the meaning of the listing standards of the AMEX and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met once in 2011.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Ms Sharon Hunt and Messrs. Jakuszewski (Chairman) and Munselle.  All of the members of the Committee are independent within the meaning of the listing standards of the AMEX and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met once in 2011.

The members of the Board of Directors on the date of this report and the Committees of the Board on which they serve, are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Sharon Hunt	X	Chair	X
Robert A. Jakuszewski	X	X	Chair
Ted R. Munselle	Chair	X	X
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

As a result of this review, the Board affirmatively determined of the then Directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines.

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

DANIEL J. MOOS, 62

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT , (effective March 2007) of Prime and (effective April 30, 2011) of Pillar; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

ALFRED CROZIER, 59

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

LOUIS J. CORNA, 64

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

GENE S. BERTCHER, 63

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

DAEHO KIM, 35

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

The Advisor

IOT had an Advisory Agreement with SWI until July 1, 2009.  Effective July, 1 2009, the agreement with SWI was terminated and an Advisory Agreement was entered into with Prime on substantially the same terms as the agreement with SWI.  Effective April 30, 2011, the agreement with Prime was terminated and an Advisory Agreement was entered into with Pillar on substantially the same terms as the agreement with Prime.  Although the Board of Directors is directly responsible for managing the affairs of IOT and for setting the policies which guide it, the day-to-day operations of IOT are performed by Pillar, a contractual advisor, under the supervision of the Board.  The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Pillar also serves as a consultant in connection with IOT’s business plan and investment policy decisions made by the Board.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments, and Pillar is required to report quarterly to the Board on IOT’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to the IOT stockholders; contains a broad standard governing Pillar’s liability for losses incurred by IOT; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, IOT and other entities it advises.

The Advisory Agreement provides for Pillar to be responsible for the day-to-day operations of IOT and to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).

In addition to base compensation, Pillar receives the following forms of additional compensation:

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

The Advisory Agreement also provides that Pillar, or an affiliate of Pillar, receive the following forms of compensation:

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

(a)   1.0% of the amount of the loan or the amount refinanced; or

(b)
a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Pillar, or an affiliate of Pillar, without the approval of IOT’s Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of IOT (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of IOT during the fiscal year.

The Advisory Agreement requires Pillar or any affiliate of Pillar to pay to IOT, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IOT; provided, however, that the compensation retained by Pillar, or any affiliate of Pillar, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

If and to the extent that IOT shall request Pillar, or any Director, officer, partner, or employee of Pillar, to render services for IOT other than those required to be rendered by the Advisory Agreement, Pillar or an affiliate of Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and IOT from time to time. As discussed below, under “Property Management,” effective January 1, 2011, IOT has hired Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis), an affiliate of Pillar, to provide property management services for IOT’s commercial properties and brokerage services on a non-exclusive basis. Also, as discussed below, under “Real Estate Brokerage” IOT had engaged, on a non-exclusive basis, Regis Realty, Inc. (“Regis”), a related party, to perform brokerage services for IOT until December 2002. Beginning January 1, 2003, Regis Realty I LLC performed brokerage services for IOT.  Regis Realty Prime, LLC has waived any and all fees or commissions payable by IOT during the first calendar year expiring December 31, 2011.

The Company and SWI entered into a Cash Management Agreement to further define the administration of IOT’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  Effective July 1, 2009, the Cash Management Agreement with SWI was terminated and IOT engaged Prime as Cash Manager under the substantially same terms as under the SWI Agreement.  Effective April 30, 2011, the Cash Management Agreement with Prime was terminated and IOT engaged Pillar as Cash Manager under substantially the same terms as under the Prime Agreement.  Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

The Advisory Agreement automatically renews from year-to-year unless terminated in accordance with its terms. IOT’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of IOT are in conflict with those of one or more Directors or officers in their individual capacities, or of Pillar, or of their respective affiliates. In addition to services performed for IOT, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including TCI and ARL. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

As advisor, Pillar is a fiduciary of IOT’s public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Pillar may assign the Advisory Agreement only with the prior consent of IOT.

As of March 22, 2011, the managers and principal officers of Pillar are set forth below:

Name	Managers/Officer(s)
Daniel J. Moos	President and Chief Executive Officer
Gene S. Bertcher	Executive Vice President, Chief Financial Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Construction
Mickey N. Phillips	Manager
Ryan T. Phillips	Manager

Property Management

Affiliates of Pillar provide property management services to IOT. Currently, Regis provides property management services to IOT’s properties for a fee of 3% or less of the monthly gross rents collected on commercial properties under its management.

Real Estate Brokerage

Regis also provides real estate brokerage services to TCI on a non-exclusive basis, and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid:

(1)	maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis Realty Prime, LLC or affiliates;

(2)	maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3.0% is to be paid to Regis Realty Prime, LLC or affiliates;

(3)	maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2.0% is to be paid to Regis Realty Prime, LLC or affiliates; and

(4)	a maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis Realty Prime, LLC or affiliates.

ITEM 11.   EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers (who are also officers of ARL and TCI), are employees of Pillar or TCI and are compensated by Pillar or TCI. Most of such executive officers perform a variety of services for Pillar, and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor or to which it subcontracts.

The only direct remuneration paid by the Company is to those Directors who are not officers or Directors of Pillar or its affiliated companies.  Each non-affiliated Director is entitled to receive an annual retainer of $15,000 plus reimbursement for expenses. In addition, each independent Director is entitled to receive an additional fee of $1,000 per day for any special services rendered by him to the Company outside of his or her ordinary duties as a Director plus reimbursement of expenses. Effective January 15, 2010, the Board of Directors reduced their compensation to $7,500 per annum and no Audit Committee fees, with the Chairman of the Audit Committee to receive a one-time annual fee of $500. The Company also reimburses Directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-business related. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.

During 2011, $27,375.01 was paid to the non-employee Directors in total Directors’ fees for all services, including the annual fee for service during the period from January 1, 2011 through December 31, 2011. Those fees received by Directors were Robert A. Jakuszewski $9,375.00, Peter L. Larsen, who resigned February 7, 2011, $4,166.67, Ted R. Munselle $9,875.00 and Martha C. Stephens $3,958.34.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 22, 2012.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,386,970	81.3%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 22, 2012:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Gene S. Bertcher	3,386,970 (1)	81.3%
Henry A. Butler	3,386,970 (1)	81.3%
Alfred Crozier	3,386,970 (1)	81.3%
Louis J. Corna	3,386,970 (1)	81.3%
Robert A. Jakuszewski	3,386,970 (1)	81.3%
Daniel J. Moos	3,386,970 (1)	81.3%
Ted R. Munselle	3,386,970 (1)	81.3%
Sharon Hunt	3,386,970 (1)	81.3%
All Directors and executive officers as a group (8 people)	3,386,970 (1)	81.3%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 22, 2012.
(1)
Includes 3,386,970 shares owned by TCI of which the Directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as Directors and executive officers. Each of the current Directors (Messrs. Butler, Munselle, Lemke, Jakuszewski and Ms. Hunt) and executive officers (Messrs. Moos, Bertcher, Corna, and Crozier) of TCI disclaim beneficial ownership of such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

Effective April 30, 2011, IOT’s contractual advisor is Pillar, a Nevada corporation, the sole member of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole member of which is Realty Advisors Management, Inc. a Nevada corporation which is owned 100% by a Trust known as the May Trust.

Prior to April 30, 2011, Prime was the Company’s contractual advisor.  Prime, an affiliate, Nevada limited liability company, the sole member of which is Prime Income Asset Management, Inc. (“PIAMI”), which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, a Nevada corporation, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI, which SWI exchanged to Realty Advisors, Inc. for certain securities originally issued by SWI. For the period ended December 31, 2009, Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of PIAMI. The May Trust is a Trust for the benefit of the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc., Realty Advisors Management, Inc. or IOT, nor is he a Trustee of the May Trust. Pillar is a company of which Messrs. Moos, Bertcher, Corna, and Crozier, serve as executive officers.

Effective January 1, 2011, Regis provides property management services to the Company under the same terms as the previous agreements with Triad and Regis Realty I. Triad provided property management services to the Company until December 31, 2010.  The general partner of Triad is PIAMI, which is owned 100% by Realty Advisors, LLC.  The limited partner is HRSHLLC.  Triad subcontracted the property-level management and leasing of the Company’s commercial properties to Regis I, a limited liability company owned by HRSHLLC.

Regis also provides brokerage services, on a non-exclusive basis, for the Company and receives brokerage commissions in accordance with a brokerage agreement.

Messrs. Daniel J. Moos and Louis J. Corna, and Alfred Crozier are employed by Pillar. Messrs. Moos, Corna and Crozier are executive officers of the Company, and also serve as executive officers of ARL and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Messrs. Jakuszewski and Munselle serve as Directors of ARL, and TCI and owe fiduciary duties to TCI and ARL as well as the Company, under applicable law. Mr. Bertcher is an officer, Director and employee of NCE and also serves as an officer of ARL and TCI. As such, he owes fiduciary duties to those entities as well as the Company under applicable law.

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

The Company is a partner with TCI in Eton Square, L.P., and at December 31, 2011, TCI owned 3,441,105 shares of Common Stock of IOT (approximately 82.6%).  TCI owes $52.2 million to IOT which includes the $19.8 million note assumed from SWI in 2009 and $33.3 million of obligations TCI purchased from IOT’s prior Advisor, Prime at April 30, 2011.

In 2011, the Company paid Prime and Pillar $0.3 million and $0.6 million, respectively, in advisory fees.  In addition, from time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms and has been reflected in the Company’s financial statements as receivables from or payables to affiliates.   Such advances bear interest at 1% above the prime rate. During 2011, the Company received interest of $0.6 million and $0.3 million from Prime and Pillar, respectively.

From time to time, IOT and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in IOT’s financial statements as other assets or other liabilities.  At December 31, 2011, IOT has a receivable of $32.4 million due from TCI.

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

On July 5, 2011, we recognized the September 21, 2010 sale of our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot storage warehouse and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property.  We recorded a loss of $0.5 million when ownership transferred to the existing lender.

On July 5, 2011, we recognized the December 24, 2010 sale of 6.6 acres of land known as Three Hickory land located in Farmers Branch, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $1.3 million. There was no gain or loss recorded when ownership transferred to the existing lender.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2011 and 2010 by the Company’s principal accounting firm, Swalm & Associates, P.C. (dollars in thousands):

	2011	2010
Types of Fees
Audit Fees	$52,572	$45,269
Tax Fees	-	1,050
Total	$52,572	$46,319

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2011 and 2010 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2011 and 2010

•	Consolidated Statements of Operations—years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows—years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

•	Schedule IV—Mortgage Loans on Real Estate

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

3.2
Certificate of Amendment to the Articles of Incorporation of Income Opportunity Realty Investors, Inc. as filed with and approved by the Secretary of State of Nevada on January 11, 2006 (incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K for event of January 11, 2006)

10.3
Advisory Agreement dated as of April 30, 2011, between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K for event of April 30, 2011)

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012

By:	/S/ GENE S. BERTCHER
Gene S. Bertcher, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER Henry A. Butler	Director	March 30, 2012

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 30, 2012

/S/ SHARON HUNT Sharon Hunt	Director	March 30, 2012

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 30, 2012

/S/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/S/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2012