Form 10-Q
period 2012-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2012-05-15
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-14784

INCOME OPPORTUNITY REALTY INVESTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2615944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Lyndon B. Johnson Freeway, Suite 800, Dallas, Texas 75234
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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 5, 2012)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	26,296	31,612
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	24,470	29,786
Cash and cash equivalents	12	1
Investments in unconsolidated subsidiaries and investees, subject to sales contract	27	37
Receivable and accrued interest from related parties	57,949	52,160
Other assets	1,545	1,546
Total assets	$108,514	$108,041

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$28,534	$28,588
Deferred gain (from sales to related parties)	5,127	5,127
Accounts payable and other liabilities	145	125
	33,806	33,840
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2012 and 2011	42	42
Treasury stock at cost, 5,461 in 2012 and 2011	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	12,750	12,243
Total shareholders' equity	74,708	74,201
Total liabilities and shareholders' equity	$108,514	$108,041

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended March 31,
	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues	$-	$-

Expenses:
Property operating expenses (including $29 and $2 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	31	9
General and administrative (including $83 and $55 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	154	94
Advisory fee to affiliates	198	221
Total operating expenses	383	324
Operating loss	(383)	(324)

Other income (expense):
Interest income (including $1,183 and $294 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	1,183	294
Mortgage and loan interest	(276)	(280)
Earnings from unconsolidated subsidiaries and investees	(10)	-
Total other income	897	14
Income (loss) from continuing operations before tax	514	(310)
Income tax benefit (expense)	(2)	1
Net income (loss) from continuing operations	512	(309)
Discontinued operations:
Income (loss) from discontinued operations	(7)	3
Income tax benefit (expense) from discontinued operations	2	(1)
Net income (loss) from discontinued operations	(5)	2
Net income (loss)	507	(307)

Earnings per share - basic
Income (loss) from continuing operations	$0.12	$(0.07)
Income (loss) from discontinued operations	-	-
Net income (loss) applicable to common shares	$0.12	$(0.07)

Earnings per share - diluted
Income (loss) from continuing operations	$0.12	$(0.07)
Income (loss) from discontinued operations	-	-
Net income (loss) applicable to common shares	$0.12	$(0.07)

Weighted average common share used in computing earnings per share	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012
(unaudited)
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2011	$74,201	4,173,675	$42	$(39)	$61,955	$12,243
Net income (loss)	507	-	-	-	-	507

Balance, March 31, 2012	$74,708	4,173,675	$42	$(39)	$61,955	$12,750

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$507	$(307)
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
Earnings from unconsolidated subsidiaries and investees	10	-
(Increase) decrease in assets:
Accrued interest receivable	2,137	1,959
Other assets	-	(9)
Increase (decrease) in liabilities:
Accrued interest payable	-	(16)
Other liabilities	20	(5)
Net cash provided by operating activities	2,674	1,622

Cash Flow From Investing Activities:
Proceeds from notes receivable	2,990	626
Affiliate receivable	(5,599)	(2,079)
Net cash used in investing activities	(2,609)	(1,453)

Cash Flow From Financing Activities:
Payments on notes payable	(54)	(154)
Deferred financing costs	-	-
Net cash used in financing activities	(54)	(154)

Net increase in cash and cash equivalents	11	15
Cash and cash equivalents, beginning of period	1	20
Cash and cash equivalents, end of period	$12	$35

Supplemental disclosures of cash flow information:
Cash paid for interest	$276	$305

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “IOT,” “the Company,” “we,” “our,” “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries.  Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  The Company is headquartered in Dallas, Texas and its common stock trades on the American Stock Exchange under the symbol (“IOT”).

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.1% of the Company’s common stock.  Effective July 17, 2009, IOT’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries.  IOT is a “C” Corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL.  ARL is the common parent for the consolidated group.

IOT invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager from July 1, 2009 until April 30, 2011.  Prime also served as an Advisor and Cash Manager to ARL and TCI.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under substantially the same terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  Regis Realty Prime, LLC (“Regis”) provides property management services and brokerage services of our commercial properties.  We have no employees.

Our primary business is investing in real estate.  Land held for development or sale is our sole operating segment.  As of March 31, 2012, our land consisted of 178.1 acres.  All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on over $26.3 million of note receivables due from affiliated and/or related parties.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Balance Sheet at December 31, 2011, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Certain 2011 financial statement amounts have been reclassified to conform to the 2012 presentation, including adjustments for discontinued operations.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of March 31, 20121, IOT was not the primary beneficiary of a VIE.

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2012. Included in discontinued operations is one property for 2012 and 2011. There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenue
Rental	$-	$83
Property operations	7	48
	(7)	35
Expenses
Interest	-	(30)
General and administration	-	(2)
Depreciation	-	-
	-	(32)
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(7)	3
Loss on sale of discontinued operations	-	-
Income (loss) from discontinued operations	$(7)	$3
Tax benefit (expense)	2	(1)
Net income (loss) from discontinued operations	$(5)	$2

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2012 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 4. NOTES AND INTEREST RECEIVABLE FROM AFFILIATE

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

At March 31, 2012, we had junior mortgage loans and accrued interest receivable from affiliates, net of allowances, totaling $24.5 million.  The loans mature at various dates through December 2027 with interest rates of 5.25%.   Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross-collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	$ 2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
United Housing Foundation, Inc. (Echo Station)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Limestone Canyon)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Parkside Crossing)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli)	12/27	5.25%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			886
Total Performing			$ 26,296

Allowance for estimated losses			(1,826)
Total			$ 24,470

All are related party notes.

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of March 31, 2012 (dollars in thousands):

Project	Maturity	Principal Balance
Mercer Crossing/Travelers Land *	10/05/11	$26,214
Accrued interest		2,320

		$28,534

* This mortgage note represents the allocation of a note with an aggregate outstanding balance of $34.1 million as of March 31, 2012.  The remaining balance of this note of $7.9 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity.  As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan and as of April 12, 2011, the borrower is in default under the current loan documents and the lender accelerated the maturity of the indebtedness. On April 28, 2011, a one-year forbearance agreement was entered into between the borrower, the guarantor and the lender in order to temporarily suspend the lender from the exercise of its rights and remedies under the loan documents and foreclose on the property.  The forbearance period has been extended and will expire October 17, 2012 and requires the borrower to make monthly payments of $150,000.  Upon reconciliation of the balance due to the lender, an adjustment was made to the allocation of the loan balance between TCI and IOT.  The total amount did not change but the allocations of payments were corrected to reflect the pro-rata share in correlation to the original loan balance allocation.

NOTE 6. RECEIVABLE FROM AND PAYABLE TO AFFILIATES

From time to time, IOT and its affiliates and related parties have made unsecured advances to each other which include transactions involving the purchase, sale, and financing of property.  In addition, we have a cash management agreement with our advisor.  The agreement provides for excess cash to be invested in and managed by our advisor Pillar, an affiliated entity.  The table below reflects the various transactions between IOT, Pillar, and TCI (dollars in thousands):

	TCI	Pillar	Total
Balance, December 31, 2011	$52,160	$-	$52,160
Cash transfers	-	2,612	2,612
Advisory fees	-	(198)	(198)
Net income fee	-	(42)	(42)
Cost reimbursements	-	(41)	(41)
Expenses paid by advisor	-	10	10
Financing (mortgage payments)	-	2,929	2,929
Interest income	190	358	548
POA fees	-	(29)	(29)
Purchase of obligation	5,599	(5,599)	-

Balance, March 31, 2012	$57,949	$-	$57,949

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type.  Our segments are land and other.  Presented below is the operating segment information for the three months ended March 31, 2012 and 2011 (dollars in thousands):

For the Three Months Ended March 31, 2012	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	31	-	31
Depreciation and amortization	-	-	-
Mortgage and loan interest	276	-	276
Interest income	-	1,183	1,183
Gain on land sales	-	-	-
Segment operating income (loss)	$(307)	$1,183	$876
Capital expenditures	-	-	-
Assets	24,511	-	24,511

For the Three Months Ended March 31, 2011	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	4	5	9
Depreciation and amortization	-	-	-
Mortgage and loan interest	280	-	280
Interest income	-	294	294
Gain on land sales	-	-	-
Segment operating income (loss)	$(284)	$289	$5
Capital expenditures	-	-	-
Assets	29,561	-	29,561

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	For the Three Months Ended
	March 31,
	2012	2011
Segment operating income	$876	$5
Other non-segment items of income (expense)
General and administrative	(154)	(94)
Advisory fee	(198)	(221)
Equity in earnings of investees	(10)	-
Income tax benefit (expense)	(2)	1
Income (loss) from continuing operations	$512	$(309)

The table below reconciles the segment assets to total assets:

	March 31,
	2012	2011
Segment assets	$24,511	$29,561
Investments in real estate partnerships	27	89
Other assets and receivables	83,976	86,955
Total assets	$108,514	$116,605

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

NOTE 10. SUBSEQUENT EVENTS

There were no subsequent events for the period ending March 31, 2012.

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

The risks included here are not exhaustive.  Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review.  There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of March 31, 2012, we owned or had interests in 178.1 acres of land held for future development or sale.

Our primary source of revenue is from the interest income on $26.3 million of notes receivable due from affiliated and/or related parties.

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

Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager from July 1, 2009 until April 30, 2011.  Prime also served as an Advisor and Cash Manager to ARL and TCI.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under substantially the same terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  Regis Realty Prime, LLC (“Regis”) provides property management services and brokerage services of our commercial properties.

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

Interest Recognition on Notes Receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements.  Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

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

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures and includes three levels defined as follows:

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2012, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended March 31, 2012 to the same period ended 2011

We had a net gain applicable to common shares of $0.5 million or $0.12 per diluted earnings per share for the period ended March 31, 2012, as compared to a net loss applicable to common shares of $0.3 million or $0.07 per diluted earnings per share for the same period ended 2011.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended March 31, 2012, nor for the prior period ended March 31, 2011.

Expenses

Property operating expenses were $31,000 for the three months ended March 31, 2012.  This represents an increase of $22,000, as compared to the prior period operating expenses of $9,000.  There was an increase in the land portfolio of $27,000 and a decrease in the other portfolio of $5,000.  The increase in the land portfolio was due to an increase in POA fees billed for 1st quarter and the 2nd half of 2011.  The decrease in the other portfolio was due to a decrease in professional fees.

Other income (expense)
Interest income was $1.2 million for the three months ended March 31, 2012.  This represents an increase of $0.9 million as compared to the prior period interest income of $0.3 million.  The increase was related to the note receivables from Unified Housing Foundation, an affiliated entity. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

General and administrative expenses were $154,000 for the three months ended March 31, 2012.  This represents an increase of $60,000 as compared to the prior period general and administrative expenses of $94,000.  This increase was related to the $42,000 net income fee due to our Advisor for the current period and an increase in professional services.

Other

Mortgage loan and interest expense was $276,000 for the three months ended March 31, 2012.  This represents a decrease of $4,000 as compared to the prior period expense of $280,000.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2012. Included in discontinued operations is one property for 2012 and 2011. There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenue
Rental	$-	$83
Property operations	7	48
	(7)	35
Expenses
Interest	-	(30)
General and administration	-	(2)
Depreciation	-	-
	-	(32)
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(7)	3
Loss on sale of discontinued operations	-	-
Income (loss) from discontinued operations	$(7)	$3
Tax benefit (expense)	2	(1)
Net income (loss) from discontinued operations	$(5)	$2

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

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

Cash flow summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	March 31,
	2012	2011	Variance

Net cash provided by operating activities	$2,674	$1,622	$1,052
Net cash used in investing activities	$(2,609)	$(1,453)	$(1,156)
Net cash used in financing activities	$(54)	$(154)	$100

The variance in the operating cash is primarily due to the increase in interest income relating to the UHF notes receivable. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

The increase in cash used in investing activities is due to the additional amount of cash that was invested with our advisor.

The decrease in cash used in financing activities is due to a decrease in payments made on recurring debt obligations.

We did not pay quarterly dividends in 2012 or 2011.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carryforwards available for 2012 and has a loss for federal income tax purposes after consolidation in the ARL group for the first three months of 2012; therefore, it recorded no provision for income taxes.

At March 31, 2012, IOT had a net deferred tax asset of approximately $1,450,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At March 31, 2012, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$26,209	4.25%	$262
Total decrease in IOT’s annual net income			262
Per share			$0.06

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the first quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Shares that May Yet be Purchased Under the Program
Period
Balance as of December 31, 2011			1,034,761	615,239
January 31, 2012	$-	-	1,034,761	615,239
February 29, 2012	$-	-	1,034,761	615,239
March 31, 2012	$-	-	1,034,761	615,239

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.0
Advisory Agreement dated as of April 30, 2011 between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current on Form 10-Q for event of May 2, 2011).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rulle 405 of Regulation S-T.
_____________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 15, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2012

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T,

*	Filed herewith