Form 10-Q
period 2012-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2012-08-14
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 5, 2012)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	27,073	31,612
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	25,247	29,786
Cash and cash equivalents	11	1
Investments in unconsolidated subsidiaries and investees, subject to sales contract	14	37
Receivable and accrued interest from related parties	58,206	52,160
Other assets	1,507	1,546
Total assets	$109,496	$108,041

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$28,470	$28,588
Deferred gain (from sales to related parties)	5,127	5,127
Accounts payable and other liabilities	193	125
	33,790	33,840
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2012 and 2011	42	42
Treasury stock at cost, 5,461 in 2012 and 2011	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	13,748	12,243
Total shareholders' equity	75,706	74,201
Total liabilities and shareholders' equity	$109,496	$108,041

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-	$-

Expenses:
Property operating expenses (including $14 and $0 for the three months and $43 and $2 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	14	3	45	11
General and administrative (including $117 and $61 for the three months and $200 and $116 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	207	182	360	276
Advisory fee to affiliates	205	211	402	431
Total operating expenses	426	396	807	718
Operating loss	(426)	(396)	(807)	(718)

Other income (expense):
Interest income (including $1,713 and $723 for the three months and $2,896 and $1,017 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	1,713	723	2,896	1,017
Mortgage and loan interest	(277)	(365)	(552)	(646)
Earnings from unconsolidated subsidiaries and investees	(12)	(50)	(23)	(50)
Total other income	1,424	308	2,321	321
Income (loss) from continuing operations before tax	998	(88)	1,514	(397)
Income tax expense	-	(503)	(3)	(502)
Net income (loss) from continuing operations	998	(591)	1,511	(899)
Discontinued operations:
Loss from discontinued operations	-	(1,437)	(9)	(1,435)
Income tax benefit from discontinued operations	-	503	3	502
Net loss from discontinued operations	-	(934)	(6)	(933)
Net income (loss)	998	(1,525)	1,505	(1,832)

Earnings per share - basic
Income (loss) from continuing operations	$0.24	$(0.14)	$0.36	$(0.22)
Loss from discontinued operations	-	(0.22)	-	(0.22)
Net income (loss) applicable to common shares	$0.24	$(0.36)	$0.36	$(0.44)

Earnings per share - diluted
Income (loss) from continuing operations	$0.24	$(0.14)	$0.36	$(0.22)
Loss from discontinued operations	-	(0.22)	-	(0.22)
Net income (loss) applicable to common shares	$0.24	$(0.36)	$0.36	$(0.44)

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2012
(unaudited)
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2011	$74,201	4,173,675	$42	$(39)	$61,955	$12,243
Net income	1,505	-	-	-	-	1,505

Balance, June 30, 2012	$75,706	4,173,675	$42	$(39)	$61,955	$13,748

The accompanying notes are an integral part of these financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$1,505	$(1,832)

Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
Provision on impairment of real estate assets	-	1,474
Earnings from unconsolidated subsidiaries and investees	23	50
(Increase) decrease in assets:
Accrued interest receivable	1,548	-
Other assets	40	61
Increase (decrease) in liabilities:
Accrued interest payable	552	948
Other liabilities	68	25
Net cash provided by operating activities	3,736	726

Cash Flow From Investing Activities:
Proceeds from notes receivable	2,990	2,585
Affiliate receivable	(6,046)	(3,709)
Net cash used in investing activities	(3,056)	(1,124)

Cash Flow From Financing Activities:
Payments on notes payable	(670)	414
Deferred financing costs	-	6
Net cash provided by (used in) financing activities	(670)	420

Net increase in cash and cash equivalents	10	22
Cash and cash equivalents, beginning of period	1	20
Cash and cash equivalents, end of period	$11	$42

Supplemental disclosures of cash flow information:
Cash paid for interest	$552	$716

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

Our primary business is investing in real estate.  Land held for development or sale is our sole operating segment.  As of June 30, 2012, our land consisted of 178.1 acres.  All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on $27.1 million of note receivables due from affiliated and/or related parties.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of June 30, 2012, IOT was not the primary beneficiary of a VIE.

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

At June 30, 2012, we had junior mortgage loans and accrued interest receivable from affiliates, net of allowances, totaling $25.2 million.  The loans mature on December 31, 2027 with interest rates of 5.25%.   Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross-collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/27	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/27	5.25%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			1,663
Total Performing			$ 27,073

Allowance for estimated losses			(1,826)
Total			$ 25,247

All are related party notes.

NOTE 4. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.  Investments accounted for via the equity method consists of the following:

Investee	Percent ownership
	2012	2011
TCI Eton Square, L.P. ("Eton Square")	10.00%	10.00%

Our interest in Eton Square in the amount of 10% is accounted for under the equity method because the general partner is an affiliated entity, thus allowing us to exercise significant influence over the operations and financial activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

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

The market values as of the period ended June 30, 2012 and 2011 were not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	For the Six Months Ended June 30,
	2012	2011
Real estate, net of accumulated depreciation	$12,761	$13,142
Other assets	660	347
Notes payable	(9,363)	(9,363)
Other liabilities	(3,916)	(3,733)
Shareholders equity/partners capital	$(142)	$(393)

Revenue	$677	$463
Depreciation	(233)	(235)
Operating expenses	(422)	(420)
Interest expense	(246)	(300)
Loss from continuing operations	(224)	(492)
Income from discontinued operations	-	-
Net loss	$(224)	$(492)

Company's proportionate share of earnings	$(22)	$(49)

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of June 30, 2012 (dollars in thousands):

Project	Maturity	Principal Balance
Mercer Crossing/Travelers Land *	10/05/11	$25,873
Accrued interest		2,597

		$28,470

* This mortgage note represents the allocation of a note with an aggregate outstanding balance of $33.6 million as of June 30, 2012.  The remaining balance of this note of $7.7 million is held on the books of Transcontinental Realty Investors, Inc., an affiliated entity.  As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan and as of April 12, 2011, the borrower is in default under the current loan documents and the lender accelerated the maturity of the indebtedness. On April 28, 2011, a one-year forbearance agreement was entered into between the borrower, the guarantor and the lender in order to temporarily suspend the lender from the exercise of its rights and remedies under the loan documents and foreclose on the property.  The forbearance period has been extended and will expire October 17, 2012 and requires the borrower to make monthly payments of $150,000.

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

	TCI	Pillar	Total
Balance, December 31, 2011	$52,160	$-	$52,160
Cash transfers	-	2,571	2,571
Advisory fees	-	(402)	(402)
Net income fee	-	(119)	(119)
POA fees	-	(43)	(43)
Cost reimbursements	-	(81)	(81)
Expenses paid by advisor	-	50	50
Financing (mortgage payments)	-	2,587	2,587
Interest income	735	748	1,483
Purchase of obligation	5,311	(5,311)	-
Balance, June 30, 2012	$58,206	$-	$58,206

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type.  Our segments are land and other.  Presented below is the operating segment information for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

For the Three Months Ended June 30, 2012	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	-	14	14
Depreciation and amortization	-	-	-
Mortgage and loan interest	277	-	277
Interest income	-	1,713	1,713
Gain on land sales	-	-	-
Segment operating income (loss)	$(277)	$1,699	$1,422
Capital expenditures	-	-	-
Assets	24,511	-	24,511

For the Three Months Ended June 30, 2011	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	-	3	3
Depreciation and amortization	-	-	-
Mortgage and loan interest	365	-	365
Interest income	-	723	723
Gain on land sales	-	-	-
Segment operating income (loss)	$(365)	$720	$355
Capital expenditures	-	-	-
Assets	28,087	-	28,087

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	For Three Months Ended
	June 30,
	2012	2011
Segment operating income	$1,422	$355
Other non-segment items of income (expense)
General and administrative	(207)	(182)
Advisory fee	(205)	(211)
Equity in earnings of investees	(12)	(50)
Income tax expense	-	(503)
Income (loss) from continuing operations	$998	$(591)

The table below reconciles the segment assets to total assets:

	June 30,
	2012	2011
Segment assets	$24,511	$28,087
Investments in real estate partnerships	14	39
Other assets and receivables	84,971	88,506
Total assets	$109,496	$116,632

For the Six Months Ended June 30, 2012	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	31	14	45
Depreciation and amortization	-	-	-
Mortgage and loan interest	552	-	552
Interest income	-	2,896	2,896
Gain on land sales	-	-	-
Segment operating income (loss)	$(583)	$2,882	$2,299
Capital expenditures	-	-	-
Assets	24,511	-	24,511

For the Six Months Ended June 30, 2011	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	4	7	11
Depreciation and amortization	-	-	-
Mortgage and loan interest	646	-	646
Interest income	-	1,017	1,017
Gain on land sales	-	-	-
Segment operating income (loss)	$(650)	$1,010	$360
Capital expenditures	-	-	-
Assets	28,087	-	28,087

The table below reconciles the segment information to the corresponding amounts in the Statements of Operations:

	For Six Months Ended
	June 30,
	2012	2011
Segment operating income	$2,299	$360
Other non-segment items of income (expense)
General and administrative	(360)	(276)
Advisory fee	(402)	(431)
Equity in earnings of investees	(23)	(50)
Income tax expense	(3)	(502)
Income (loss) from continuing operations	$1,511	$(899)

The table below reconciles the segment assets to total assets:

	June 30,
	2012	2011
Segment assets	$24,511	$28,087
Investments in real estate partnerships	14	39
Other assets and receivables	84,971	88,506
Total assets	$109,496	$116,632

NOTE 8. DISCONTINUED OPERATIONS

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2012. Included in discontinued operations is one property for 2012 and 2011. There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Revenue
Rental	$-	$159
	-	159
Expenses
Property operations	1	35
General and administration	8	2
Provision on impairment of real estate assets	-	1,474
Interest	-	83
	9	1,594
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(9)	(1,435)
Gain (loss) on sale of discontinued operations	-	-
Loss from discontinued operations	$(9)	$(1,435)
Tax benefit	3	502
Net loss from discontinued operations	$(6)	$(933)

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

NOTE 11. SUBSEQUENT EVENTS

There were no subsequent events for the period ending June 30, 2012.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of June 30, 2012, we owned or had interests in 178.1 acres of land held for future development or sale.

Our primary source of revenue is from the interest income on $27.1 million of notes receivable due from affiliated and/or related parties.

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

Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager from July 1, 2009 until April 30, 2011.  Prime also served as an Advisor and Cash Manager to ARL and TCI.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under substantially the same terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  Regis Realty Prime, LLC (“Regis”) provides property management services and brokerage services for our commercial properties.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and six months ended June 30, 2012, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended June 30, 2012 to the same period ended 2011

We had net income of $1.0 million or $0.24 per diluted earnings per share for the period ended June 30, 2012, as compared to a net loss applicable to common shares of $1.5 million or $0.36 per diluted earnings per share for the same period ended 2011.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended June 30, 2012, nor for the prior period ended June 30, 2011.

Expenses

Property operating expenses were $14,000 for the three months ended June 30, 2012.  This represents an increase of $11,000, as compared to the prior period operating expenses of $3,000.  There was an increase in the land portfolio of $14,000 and a decrease in the other portfolio of $3,000.  The increase in the land portfolio was due to an increase in POA fees billed for first quarter and the second quarter of 2012.  The decrease in the other portfolio was due to a decrease in miscellaneous operating expenses.

General and administrative expenses were $207,000 for the three months ended June 30, 2012.  This represents an increase of $25,000, as compared to the prior period general and administrative services of $182,000.  There was a decrease in the land portfolio of $19,000 and a decrease in the other portfolio of $32,000 related to professional fees and cost reimbursements to our Advisor.  For the three months ended June 30, 2012, a net income fee was due to our Advisor for $76,000 that was not due for the prior period ended June 30, 2011.

Other income (expense)

Interest income was $1.7 million for the three months ended June 30, 2012.  This represents an increase of $1.0 million as compared to the prior period interest income of $0.7 million.  The increase was related to the note receivables from Unified Housing Foundation, Inc., an affiliated entity. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

Mortgage loan and interest expense was $277,000 for the three months ended June 30, 2012.  This represents a decrease of $88,000 as compared to the prior period expense of $365,000.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2012. Included in discontinued operations is one property for 2012 and 2011. There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	June 30,
	2012	2011
Revenue
Rental	$-	$77
	-	77
Expenses
Property operations	-	(13)
General and administration	-	(1)
Provision on impairmentof real estate assets	-	1,474
Interest	-	54
	-	1,514
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	-	(1,437)
Gain (loss) on sale of discontinued operations	-	-
Loss from discontinued operations	$-	$(1,437)
Tax benefit	-	503
Net loss from discontinued operations	$-	$(934)

Comparison of the six months ended June 30, 2012 to the same period ended 2011

We had net income applicable to common shares of $1.5 million or $0.36 per diluted earnings per share for the period ended June 30, 2012, as compared to a net loss applicable to common shares of $1.8 million or $0.44 per diluted earnings per share for the same period ended 2011.

Revenues
Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the six months ended June 30, 2012, nor for the prior period ended June 30, 2011.

Expenses

Property operating expenses were $45,000 for the six months ended June 30, 2012.  This represents an increase of $34,000, as compared to the prior period operating expenses of $11,000.  There was an increase in the land portfolio of $41,000 and a decrease in the other portfolio of $7,000.  The increase in the land portfolio was due to an increase in POA fees billed for first quarter and the second quarter of 2012.  The decrease in the other portfolio was due to a decrease in professional fees.

General and administrative expenses were $360,000 for the six months ended June 30, 2012.  This represents an increase of $84,000 as compared to the prior period general and administrative expenses of $276,000.  This increase was related to the $119,000 net income fee due to our Advisor for the current period and offset by a decrease in professional services.

Advisory fee to affiliates were $402,000 for the six months ended June 30, 2012.  This represents a decrease of $29,000 as compared to the prior period operating expenses of $431,000.  The advisory fee is calculated as a percentage of total gross assets and subsequent to the disposition of Eagle Crest land and storage warehouse, this fee reduced in correlation to the decrease in assets.

Other income (expense)

Interest income was $2.9 million for the six months ended June 30, 2012.  This represents an increase of $1.9 million as compared to the prior period interest income of $1.0 million.  The increase was related to the note receivables from Unified Housing Foundation Inc., an affiliated entity. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

Mortgage loan and interest expense was $552,000 for the six months ended June 30, 2012.  This represents a decrease of $94,000 as compared to the prior period expense of $646,000.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2012. Included in discontinued operations is one property for 2012 and 2011. There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Revenue
Rental	$-	$159
	-	159
Expenses
Property operations	1	35
General and administration	8	2
Provision on impairmentof real estate assets	-	1,474
Interest	-	83
	9	1,594
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(9)	(1,435)
Gain (loss) on sale of discontinued operations	-	-
Loss from discontinued operations	$(9)	$(1,435)
Tax benefit	3	502
Net loss from discontinued operations	$(6)	$(933)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

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

Cash flow summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	June 30,
	2012	2011	Variance

Net cash provided by operating activities	$3,736	$726	$3,010
Net cash used in investing activities	$(3,056)	$(1,124)	$(1,932)
Net cash provided by (used in) financing activities	$(670)	$420	$(1,090)

The increase in the net cash provided by operating activities is primarily due to the increase in interest income relating to the UHF notes receivable. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of the cash received on the surplus cash notes, we are recording interest as earned.

The increase in net cash used in investing activities for 2012 is primarily related to the cash invested with our advisor.

The increase in cash used in financing activities is due to payments made on recurring debt obligations.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carryforwards available for 2012 and has a loss for federal income tax purposes after consolidation in the ARL group for the first six months of 2012; therefore, it recorded no provision for income taxes.

At June 30, 2012, IOT had a net deferred tax asset of approximately $1,455,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At June 30, 2012, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$25,868	4.25%	$259
Total decrease in IOT’s annual net income			259
Per share			$0.06

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the second quarter of 2012:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance as of March 31, 2012			1,034,761	615,239
April 30, 2012	-	$-	1,034,761	615,239
May 31, 2012	-	$-	1,034,761	615,239
June 30, 2012	-	$-	1,034,761	615,239

Total	-

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

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

____________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 14, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________
*	Filed herewith