Form 10-Q
period 2012-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2012-11-14
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at November 5, 2012)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2012	2011
	(dollars in thousands, except share a nd par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	26,295	31,612
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	24,469	29,786
Cash and cash equivalents	11	1
Investments in unconsolidated subsidiaries and investees, subject to sales contract	-	37
Receivable and accrued interest from related parties	59,207	52,160
Other assets	1,506	1,546
Total assets	$109,704	$108,041

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$28,399	$28,588
Deferred gain (from sales to related parties)	5,127	5,127
Accounts payable and other liabilities	115	125
	33,641	33,840
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2012 and 2011	42	42
Treasury stock at cost, 5,461 in 2012 and 2011	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	14,105	12,243
Total shareholders' equity	76,063	74,201
Total liabilities and shareholders' equity	$109,704	$108,041

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-	$-

Expenses:
Property operating expenses (including $11 and $6 for the three months and $54 and $8 for the nine months ended 2012 and 2011 respectively from related parties)	12	6	56	18
General and administrative (including $57 and $52 for the three months and $257 and $167 for the nine months ended 2012 and 2011 respectively from related parties)	65	94	425	370
Advisory fee to related party	206	219	608	650
Total operating expenses	283	319	1,089	1,038
Operating loss	(283)	(319)	(1,089)	(1,038)

Other income (expense):
Interest income (including $972 and $543 for the three months and $3,868 and $1,560 for the nine months ended 2012 and 2011 respectively from related parties)	972	543	3,868	1,560
Mortgage and loan interest	(276)	(282)	(828)	(928)
Earnings from unconsolidated subsidiaries and investees	(14)	28	(37)	(22)
Total other income	682	289	3,003	610
Income (loss) from continuing operations before tax	399	(30)	1,914	(428)
Income tax expense	(15)	(170)	(18)	(672)
Net income (loss) from continuing operations	384	(200)	1,896	(1,100)
Discontinued operations:
Loss from discontinued operations	(43)	(10)	(52)	(1,444)
Loss on the sale of real estate from discontinued operations	-	(475)	-	(475)
Income tax benefit from discontinued operations	15	170	18	672
Net loss from discontinued operations	(28)	(315)	(34)	(1,247)
Net income (loss)	356	(515)	1,862	(2,347)

Earnings per share - basic
Income (loss) from continuing operations	$0.09	$(0.05)	$0.45	$(0.26)
Loss from discontinued operations	(0.01)	(0.08)	(0.01)	(0.30)
Net income (loss) applicable to common shares	$0.08	$(0.13)	$0.44	$(0.56)

Earnings per share - diluted
Income (loss) from continuing operations	$0.09	$(0.05)	$0.45	$(0.26)
Loss from discontinued operations	(0.01)	(0.08)	(0.01)	(0.30)
Net income (loss) applicable to common shares	$0.08	$(0.13)	$0.44	$(0.56)

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2012
(unaudited)
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2011	$74,201	4,173,675	$42	$(39)	$61,955	$12,243
Net income	1,862	-	-	-	-	1,862

Balance, September 30, 2012	$76,063	4,173,675	$42	$(39)	$61,955	$14,105

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended
	September 30,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$1,862	$(2,347)
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
Loss on sale of income-producing properties	-	475
Provision on impairment of real estate assets	-	1,474
Earnings from unconsolidated subsidiaries and investees	37	22
(Increase) decrease in assets:
Accrued interest receivable	2,327	-
Other assets	40	686
Increase (decrease) in liabilities:
Accrued interest payable	-	886
Other liabilities	(10)	(214)
Net cash provided by operating activities	4,256	982

Cash Flow From Investing Activities:
Proceeds from notes receivable	2,990	2,585
Proceeds from sales of land	-	1,210
Proceeds from sales of income-producing properties	-	1,892
Related party receivable	(7,047)	(4,733)
Net cash provided by (used in) investing activities	(4,057)	954

Cash Flow From Financing Activities:
Payments on notes payable	(189)	414
Payments on or debt assumption on maturing notes payable	-	(2,374)
Deferred financing costs	-	6
Net cash used in financing activities	(189)	(1,954)

Net increase (decrease) in cash and cash equivalents	10	(18)
Cash and cash equivalents, beginning of period	1	20
Cash and cash equivalents, end of period	$11	$2

Supplemental disclosures of cash flow information:
Cash paid for interest	$828	$998
Cash received for income taxes	$-	$22

Schedule of noncash investing and financing activities
Satisfaction of notes receivable related to Centura land	$-	$6,900
Satisfaction of notes payable related to Centura Land	$-	$(6,900)

The accompanying notes are an integral part of these consolidated financial statements.

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

Our primary business is investing in real estate.  Land held for development or sale is our sole operating segment.  As of September 30, 2012, our land consisted of 178.1 acres.  All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on $26.3 million of note receivables due from related parties.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of September 30, 2012, IOT was not the primary beneficiary of a VIE.

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships.  Related parties include affiliates of the entity, entities for which investments in their equity securities would be required, trusts for the benefits of employees, principal owners of the entities and members of their immediate families, management of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Newly issued accounting pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results of operation.

NOTE 2. REAL ESTATE ACTIVITY

Our properties consist of 178.1 acres of land, located in Texas, held for future development or sale.

NOTE 3. NOTES AND INTEREST RECEIVABLE FROM RELATED PARTIES

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

The company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with our parent, TCI.

At September 30, 2012, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $24.5 million.  The loans mature on December 31, 2027 with interest rates of 5.25%.   Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross-collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired (dollars in thousands):

Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/27	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/27	5.25%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			885
Total Performing			$ 26,295

Allowance for estimated losses			(1,826)
Total			$ 24,469

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

Our interest in Eton Square in the amount of 10% is accounted for under the equity method because the general partner is a related party and we exercise significant influence over the operations and financial activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses.  Due to the losses accounted for under the equity method, our investment is now at zero.

On May 18, 2010, we sold our 10.0% investment in TCI Eton Square, LP to TX Highland RS Corp., a related party, for a sales price of $1.37 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. A three-year note receivable for the full sales price was given as consideration, with an interest rate of prime plus 2%, payable at maturity on May 18, 2013. IOT has deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate initial investment and questionable recovery of investment cost.

The market values as of the period ended September 30, 2012 and 2011 were not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Real estate, net of accumulated depreciation	$12,586	$13,037
Other assets	659	747
Notes payable	(9,363)	(9,363)
Other liabilities	(3,950)	(3,750)
Shareholders' equity/partners' capital	$68	$(671)

Revenue	$866	$1,255
Depreciation	(350)	(348)
Operating expenses	(636)	(672)
Interest expense	(314)	(449)
Loss from continuing operations	(434)	(214)
Income from discontinued operations	-	-
Net loss	$(434)	$(214)

Company's proportionate share of loss*	$(43)	$(21)

*Losses are recorded to the extent of the carrying value of the partner's capital contribution.

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of September 30, 2012 (dollars in thousands):

Project	Maturity	Principal Balance
Mercer Crossing/Travelers Land	10/05/11	$25,522
Mercer Crossing/Travelers Land	06/01/20	5
Accrued interest		2,872

Total notes and interest payable		$28,399	*

* This mortgage note represents the allocation of a note with an aggregate outstanding balance of $33.1 million and accrued interest of $3.9 million as of September 30, 2012.  The remaining balance of this is held on the books of TCI, the company’s parent.  As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan and as of April 12, 2011, the borrower is in default under the current loan documents and the lender accelerated the maturity of the indebtedness. On April 28, 2011, a one-year forbearance agreement was entered into between the borrower, the guarantor and the lender in order to temporarily suspend the lender from the exercise of its rights and remedies under the loan documents and foreclose on the property.  The forbearance period has been extended and will expire April 12, 2013.  It requires the borrower to make monthly payments of $150,000.  This balance also includes a property tax loan in the amount of $4,631 that accrues interest at 12.50% and matures on June 1, 2020.

NOTE 6. RECEIVABLE FROM AND PAYABLE TO RELATED PARTIES

From time to time, IOT and its related parties have made unsecured advances to each other which include transactions involving the purchase, sale, and financing of property.  In addition, we have a cash management agreement with our advisor.  The agreement provides for excess cash to be invested in and managed by our advisor Pillar, a related party.  The table below reflects the various transactions between IOT, Pillar, and TCI (dollars in thousands):

	TCI	Pillar	Total
Balance, December 31, 2011	$52,160	$-	$52,160
Cash transfers	-	3,589	3,589
Advisory fees	-	(608)	(608)
Net income fee	-	(141)	(141)
POA fees	-	(54)	(54)
Cost reimbursements	-	(115)	(115)
Expenses paid by advisor	-	49	49
Financing (mortgage payments)	-	(1,018)	(1,018)
Note receivable sale	-	3,258	3,258
Interest income	926	1,161	2,087
Purchase of obligation	6,121	(6,121)	-
Balance, September 30, 2012	$59,207	$-	$59,207

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type.  Our segments are land and other.  Presented below is the operating segment information for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

For the Three Months Ended September 30, 2012	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	12	-	12
Mortgage and loan interest	276	-	276
Interest income	-	972	972
Segment operating income	$(288)	$972	$684
Capital expenditures	-	-	-
Assets	24,511	-	24,511

For the Three Months Ended September 30, 2011	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	6	-	6
Mortgage and loan interest	282	-	282
Interest income	-	543	543
Segment operating income	$(288)	$543	$255
Capital expenditures	-	-	-
Assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended
	September 30,
	2012	2011
Segment operating income	$684	$255
Other non-segment items of income (expense)
General and administrative	(65)	(94)
Advisory fee	(206)	(219)
Equity in earnings of investees	(14)	28
Income tax expense	(15)	(170)
Income (loss) from continuing operations	$384	$(200)

The table below reconciles the segment assets to total assets:

	September 30,
	2012	2011
Segment assets	$24,511	$24,511
Investments in real estate partnerships	-	67
Other assets and receivables	85,193	81,975
Total assets	$109,704	$106,553

For the Nine Months Ended September 30, 2012	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	55	1	56
Mortgage and loan interest	828	-	828
Interest income	-	3,868	3,868
Segment operating income (loss)	$(883)	$3,867	$2,984
Capital expenditures	-	-	-
Assets	24,511	-	24,511

For the Nine Months Ended September 30, 2011	Land	Other	Total
Operating revenue	$-	$-	$-
Operating expenses	10	8	18
Mortgage and loan interest	928	-	928
Interest income	-	1,560	1,560
Segment operating income (loss)	$(938)	$1,552	$614
Capital expenditures	-	-	-
Assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Nine Months Ended
	September 30,
	2012	2011
Segment operating income	$2,984	$614
Other non-segment items of income (expense)
General and administrative	(425)	(370)
Advisory fee	(608)	(650)
Equity in earnings of investees	(37)	(22)
Income tax expense	(18)	(672)
Income (loss) from continuing operations	$1,896	$(1,100)

The table below reconciles the segment assets to total assets:

	September 30,
	2012	2011
Segment assets	$24,511	$24,511
Investments in real estate partnerships	-	67
Other assets and receivables	85,193	81,975
Total assets	$109,704	$106,553

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2012. Included in discontinued operations is one property for 2012 and 2011. There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Rental	$-	$-	$-	$159

Expenses
Property operations	3	7	5	42
General and administrative	40	1	47	2
Provision on impairmentof real estate assets	-	-	-	1,474
Mortgage and loan interest	-	2	-	85
	43	10	52	1,603
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(43)	(10)	(52)	(1,444)
Loss on sale of discontinued operations	-	(475)	-	(475)
Loss from discontinued operations	$(43)	$(485)	$(52)	$(1,919)
Tax benefit	15	170	18	672
Net loss from discontinued operations	$(28)	$(315)	$(34)	$(1,247)

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

None.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of September 30, 2012, we owned or had interests in 178.1 acres of land held for future development or sale.

Our primary source of revenue is from the interest income on $26.3 million of notes receivable due from related parties.

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

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment.  See Note 4 “Notes and Interest Receivable from Related Parties” for details on our notes receivable.

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, "Fair Value Measurements and Disclosures" and includes three levels defined as follows:

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships.  Related parties include affiliates of the entity, entities for which investments in their equity securities would be required, trusts for the benefits of employees, principal owners of the entities and members of their immediate families, management of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Results of Operations

The following discussion is based on our Consolidated Statement of Operations for the three and nine months ended September 30, 2012, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held for future development or sale.  Our operating expenses relate mainly to the administration and maintenance costs associated with the land held for development or sale.

We also have other income and expense items.  We receive interest income from the funds deposited with our advisor at a rate of prime plus 1%.  We have receivables from related parties which also provide interest income.  Our other significant expense item is from the mortgage expense which includes interest payments on the debt secured by our land portfolio.

Comparison of the three months ended September 30, 2012 to the same period ended 2011

We had net income of $356,000 or $0.08 per diluted earnings per share for the period ended September  30, 2012, as compared to a net loss applicable to common shares of $515,000 million or $0.13 per diluted earnings per share for the same period ended 2011.

Revenues
Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended September 30, 2012, nor for the prior period ended September 30, 2011.

Expenses

Property operating expenses were $12,000 for the three months ended September 30, 2012.  This represents an increase of $6,000, as compared to the prior period operating expenses of $6,000.  There was an increase in property operating expenses related to the land portfolio of $6,000 which was due to an increase in POA fees billed for third quarter of 2012.

General and administrative expenses were $65,000 for the three months ended September 30, 2012.  This represents a decrease of $29,000, as compared to the prior period general and administrative services of $94,000.  There was a decrease in general and administrative expenses related to the other portfolio which consisted of a decrease of $11,000 in professional fees and a decrease of $18,000 in cost reimbursements to our Advisor.

Advisory fees were $206,000 for the three months ended September 30, 2012.  This represents a decrease of $13,000 as compared to the prior period advisory fee of $219,000.  The advisory fee is calculated as a percentage of total gross assets and subsequent to the disposition of Eagle Crest land and storage warehouse, this fee reduced in correlation to the decrease in assets.

Other income (expense)

Interest income was $972,000 for the three months ended September 30, 2012.  This represents an increase of $429,000 as compared to the prior period interest income of $543,000.  The increase was related to the note receivables from Unified Housing Foundation, Inc., a related party. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2012. Included in discontinued operations is one property for 2012 and 2011. There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	September 30,
	2012	2011
Revenue
Rental	$-	$-

Expenses
Property operations	3	7
General and administrative	40	1
Provision on impairment of real estate assets	-	-
Mortgage and loan interest	-	2
	43	10
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(43)	(10)
Loss on sale of discontinued operations	-	(475)
Loss from discontinued operations	$(43)	$(485)
Tax benefit	15	170
Net loss from discontinued operations	$(28)	$(315)

Comparison of the nine months ended September 30, 2012 to the same period ended 2011

We had net income applicable to common shares of $1.9 million or $0.44 per diluted earnings per share for the period ended September 30, 2012, as compared to a net loss applicable to common shares of $2.3 million or $0.56 per diluted earnings per share for the same period ended 2011.

Revenues
Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the nine months ended September 30, 2012, nor for the prior period ended September 30, 2011.

Expenses

Property operating expenses were $56,000 for the nine months ended September 30, 2012.  This represents an increase of $38,000, as compared to the prior period operating expenses of $18,000.  There was an increase in the land portfolio of $45,000 and a decrease in the other portfolio of $7,000.  The increase in the land portfolio was due to an increase in POA fees billed for 2012 and third and fourth quarter 2001 POA fees recorded in 2012.  The decrease in the other portfolio was due to a decrease in professional fees.

General and administrative expenses were $425,000 for the nine months ended September 30, 2012.  This represents an increase of $55,000 as compared to the prior period general and administrative expenses of $370,000.  This increase was related to the $141,000 net income fee due to our Advisor for the current period and offset by a decrease in professional services.

Advisory fees were $608,000 for the nine months ended September 30, 2012.  This represents a decrease of $42,000 as compared to the prior period advisory fee of $650,000.  The advisory fee is calculated as a percentage of total gross assets and subsequent to the disposition of Eagle Crest land and storage warehouse, this fee reduced in correlation to the decrease in assets.

Other income (expense)

Interest income was $3.9 million for the nine months ended September 30, 2012.  This represents an increase of $2.3 million as compared to the prior period interest income of $1.6 million.  The increase was related to the note receivables from Unified Housing Foundation Inc., a related party. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

Mortgage loan and interest expense was $828,000 for the nine months ended September 30, 2012.  This represents a decrease of $100,000 as compared to the prior period expense of $928,000.  This decrease is due to recurring principal payments on the Mercer Crossing/Travelers loan.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2012. Included in discontinued operations is one property for 2012 and 2011. There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2012	2011
Revenue
Rental	$-	$159

Expenses
Property operations	5	42
General and administrative	47	2
Provision on impairment of real estate assets	-	1,474
Mortgage and loan interest	-	85
	52	1,603
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(52)	(1,444)
Loss on sale of discontinued operations	-	(475)
Loss from discontinued operations	$(52)	$(1,919)
Tax benefit	18	672
Net loss from discontinued operations	$(34)	$(1,247)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

Our primary source of cash is from rents, collection on receivables, sale of assets, and the refinancing of existing mortgages.  We will refinance debt obligations as they become due and generate cash from interest payments on notes receivable and the sale of properties.  However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all our obligations as they mature, we may sell real estate, refinance real estate, and incur additional borrowings secured by real estate to meet our cash requirements.

Cash flow summary

The following summary discussion of our cash flows is based on the Consolidated Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	September 30,
	2012	2011	Variance

Net cash provided by operating activities	$4,256	$982	$3,274
Net cash provided by (used in) investing activities	$(4,057)	$954	$(5,011)
Net cash used in financing activities	$(189)	$(1,954)	$1,765

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

The cash used in financing activities is due to payments made on recurring debt obligations.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carryforwards available for 2012 and has a loss for federal income tax purposes after consolidation in the ARL group for the first nine months of 2012; therefore, it recorded no provision for income taxes.

At September 30, 2012, IOT had a net deferred tax asset of approximately $1,460,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

In prior periods, IOT was part of the ARL consolidated federal group.  During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by Realty Advisors Management, Inc.  As a result, IOT joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2012, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$25,522	4.25%	$255
Total decrease in IOT’s annual net income			255
Per share			$0.06

ITEM  4.                     CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the third quarter of 2012:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance as of June 30, 2012			1,034,761	615,239
July 31, 2012	-	$-	1,034,761	615,239
August 31, 2012	-	$-	1,034,761	615,239
September 30, 2012	-	$-	1,034,761	615,239

Total	-

ITEM 6.                      EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

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
______________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 14, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2012

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