Form 10-K
period 2012-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2013-04-16
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
As of March 20, 2013, there were 4,168,214 shares of common stock outstanding.
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

PART I

ITEM 1.           BUSINESS

As used herein, the terms “IOT,” “the Company,” “We,” “Our,” or “Us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  Due to the completion of a tender offer by American Realty Investors, Inc. (“ARI”), a related party, on March 19, 2003, and the resulting concentration of ownership, IOT no longer met the requirement as of January 1, 2003 for tax treatment as a REIT.  As of December 31, 2012, Transcontinental Realty Investors, Inc. (“TCI”), a related party, owns approximately 81.12% of IOT’s outstanding shares of Common Stock. The Company is headquartered in Dallas, Texas, and its common stock trades on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

IOT is a “C Corporation” for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, IOT filed an annual consolidated income tax return with ARL and TCI and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, IOT and the rest of the American Realty Investors, Inc. (ARL) group joined the Realty Advisors Management, Inc. (“RAMI”) consolidated group for tax purposes.

IOT’s Board of Directors is responsible for directing the overall affairs of IOT and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”), under an Advisory Agreement that is reviewed annually by IOT’s Board of Directors. The directors of IOT are also directors of ARL and TCI.  The Chairman of the Board of Directors of IOT also serves as the Chairman of the Board of Directors of ARL and TCI.  The officers of IOT also serve as officers of ARL, TCI and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  Pillar also serves as an Advisor and Cash Manager to ARL and TCI. IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services.  Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.  See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services.  Triad sub-contracted the property-level management and leasing of our commercial properties to Regis Realty I, LLC (“Regis I”).

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2012, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.  Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

The Company had no significant transactions for the year ended December 31, 2012.

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

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, IOT competes with related parties of Pillar having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed IOT that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

Our land holdings are concentrated in our primary markets, and we therefore may suffer economic harm as a result of adverse conditions in those markets.

Our properties are located principally in a specific geographic area in the southwestern United States. Due to the concentration of our properties in this area, performance is dependent on economic conditions. This area has experienced periods of economic decline in the past, and may do so in the future.

We are leveraged and we may not be able to meet our debt service obligations.

We had total indebtedness at December 31, 2012 of approximately $28.5 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

On December 31, 2012, our portfolio consisted of 178.1 contiguous acres of land held for development or sale. The table below shows information relating to the land owned:

Land	Location	Acres
Mercer Crossing Multi-Tracts	Farmers Branch, TX	178.1
	Total Land/Development	178.1

The Company entered into a sales contract with an independent third party, for 100 acres of Travelers land for $17.5 million or $4.02/sf.  The buyer is entitled to an inspection period, which expires August 15, 2013.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and traded on the NYSE MKT under the symbol “IOT”. The following table sets forth the high and low closing sales prices for the Company’s Common Stock for each full, quarterly period within the two most recent fiscal years and any subsequent interim period as reported by published financial sources.

	2012		2011
	High	Low	High	Low
First Quarter	$1.61	$1.15	$4.89	$2.60
Second Quarter	$2.60	$1.34	$3.30	$2.56
Third Quarter	$4.78	$1.56	$2.90	$2.04
Fourth Quarter	$4.31	$2.51	$2.79	$1.04

On March 20, 2013, the closing sale price of the Company’s Common Stock on the NYSE MKT was $3.22 per share. The approximate number of record holders of our common stock at March 20, 2013 was 700.

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2012, 2011, or 2010. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2012:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance as of September 30, 2012			1,034,761	615,239
October 31, 2012	-	$-	1,034,761	615,239
November 30, 2012	-	$-	1,034,761	615,239
December 31, 2012	-	$-	1,034,761	615,239

Total	-

ITEM 6.        SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$-	$-	$-	$3	$54
Total operating expenses	1,216	1,334	1,296	1,341	1,639
Operating loss	(1,216)	(1,334)	(1,296)	(1,338)	(1,585)
Other income (expense)	3,682	3,130	3,074	2,884	(314)
Income (loss) before gain on land sales, non-controlling interest, and taxes	2,466	1,796	1,778	1,546	(1,899)
Income tax benefit (expense)	(876)	(815)	52	(541)	10,013
Net income from continuing operations	1,590	981	1,830	1,005	8,114
Net income (loss) from discontinued operations	(69)	(312)	8	(85)	18,596
Net income	1,521	669	1,838	920	26,710
Net income attributable to non-controlling interest	-	-	-	-	-
Net income applicable to common shares	$1,521	$669	$1,838	$920	$26,710

PER SHARE DATA
Earnings per share - basic
Net income from continuing operations	$0.38	$0.24	$0.44	$0.24	$1.95
Net income (loss) from discontinued operations	(0.02)	(0.08)	0.00	(0.02)	4.46
Net income applicable to common shares	$0.36	$0.16	$0.44	$0.22	$6.41
Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,264

Earnings per share - diluted
Net income from continuing operations	$0.38	$0.24	$0.44	$0.24	$1.95
Net income (loss) from discontinued operations	(0.02)	(0.08)	0.00	(0.02)	4.46
Net income applicable to common shares	$0.36	$0.16	$0.44	$0.22	$6.41
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,264

BALANCE SHEET DATA
Real estate, net	$24,511	$24,511	$29,561	$29,503	$36,942
Notes and interest receivable, net	$25,176	$29,786	$36,579	$36,992	$38,015
Total assets	$109,506	$108,041	$117,087	$115,665	$113,962
Notes and interest payables	$28,508	$28,588	$36,604	$37,080	$42,319
Shareholders' equity	$75,722	$74,201	$73,532	$71,694	$70,774
Book value per share	$18.17	$17.80	$17.64	$17.20	$16.98

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

Overview

Our primary business is in real estate holdings and investment in mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2012, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.  Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

Effective since April 30, 2011, Pillar is the Company’s external Advisor and Cash Manager under a contractual arrangement that is reviewed annually by our Board of Directors.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for TCI’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  As the contractual Advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.  Prime served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.

Effective since January 1, 2011, Regis manages our commercial properties and provides brokerage services.  Regis is entitled to receive a fee for its property management and brokerage services.  See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management” and “Directors, Executive Officers and Corporate Governance – Real Estate Brokerage”.   Prior to December 31, 2010, Triad provided management services.  Triad sub-contracted the property-level management and leasing of our commercial properties to Regis I.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of December 31, 2012, IOT is not the primary beneficiary of a VIE.

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

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment.  See Note 3 “Notes and Interest Receivable from Related Parties” for details on our notes receivable.

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

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense. Our aggregate obligations subsequent to December 31, 2012 are shown in the table below (dollars in thousands):

	Total	2013	2014	2015-2017	Thereafter
Long-term debt obligation	$28,107	$28,103	$1	$3	$-
Capital lease obligation	-	-	-	-	-
Operating lease obligation	-	-	-	-	-
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the	-	-	-	-	-
Registrant's Balance Sheet under GAAP
Total	$28,107	$28,103	$1	$3	$-

Results of Operations

The following discussion is based on our Consolidated Financial Statements “Consolidated Statement of Operations” for the years ended December 31, 2012, 2011, and 2010 from Part II, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

We had a net income applicable to common shares of $1.5 million or $0.36 per diluted earnings per share for the year ended December 31, 2012, as compared to a net income applicable to common shares of $669,000 or $0.16 per diluted earnings per share for the same period ended 2011.

Revenue
Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the  twelve months ended December 31, 2012 and December 31, 2011.  In 2011, we recognized the sale of the land and storage warehouse known as Eagle Crest, resulting in no further rental revenues and the reclassification of all financial results to discontinued operations.

Expenses

Property operating expenses were $67,000 for the twelve months ended December 31, 2012.  This represents an increase of $29,000, as compared to the prior period operating expenses of $38,000.  The increase was in the land portfolio relating to POA fees billed  during 2012, $25,000 of which was the 3rd and 4th quarter billings for the prior year and $3,000 was an increase in current period billings.  There was a decrease in professional fees for potential land development.

Advisory fees were $815,000 for the twelve months ended December 31, 2012.  This represents a decrease of $35,000 as compared to the prior period advisory fee of $850,000.  The advisory fee is calculated as a percentage of total gross assets and subsequent to the disposition of Eagle Crest land and storage warehouse, this fee reduced in correlation to the decrease in assets.

Other income (expense)

Interest income was $5.2 million for the twelve months ended December 31, 2012.  This represents an increase of $736,000 in the current year, as compared to interest income of $4.4 million in the prior period. The increase is due to the payments received on our notes receivables from Unified Housing Foundation, a related party. The receivables are surplus cash flow notes. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

Mortgage loan interest expense was $1.3 million for the twelve months ended December 31, 2012.  This represents an increase of $73,000 in the current year, as compared to interest expense of $1.2 million in the prior period.  The lender for the Travelers land mortgage, which is under a forbearance agreement, was applying 100% of the monthly debt service to principal until the October extension of the forbearance agreement.  The lender reallocated the payments to accrued interest, thereby changing the amount of interest owed.  We corrected our accruals to represent the change in allocation between principal and interest made by the lender.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Income tax expense was $876,000 for the twelve months ended December 31, 2012.  This represents an increase of $61,000 as compared to the prior period income tax expense of $815,000.  The increase was due to the increase in the current period net income, as compared to the prior period.  IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009 and due to the positive net income in the current period, it used net operating losses from its parent(s) and is required to compensate for those losses used in the current period.

Discontinued operations

There were no properties sold in 2012.  In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).   The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2012	2011
Revenue
Rental	$-	$159
Property operations	-	1,501
	-	(1,342)
Expenses
Mortgage and loan interest	-	(85)
General and administration	(106)	-
	(106)	(85)
Net loss from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	(106)	(1,427)
Gain on sale of discontinued operations	-	947
Loss from discontinued operations, net of non-controlling interest before tax	(106)	(480)
Income tax benefit	37	168
Loss from discontinued operations, net of non-controlling interest	$(69)	$(312)

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

We had a net income applicable to common shares of $669,000 or $0.16 per diluted earnings per share for the year ended December 31, 2011, as compared to a net income applicable to common shares of $1.8 million or $0.44 per diluted earnings per share for the same period ended 2010.

Revenue

There was no rental and other property revenues for the twelve months ended December 31, 2011, and December 31, 2010.  In 2011, we recognized the sale of the land and storage warehouse known as Eagle Crest, resulting in no further rental revenues and the reclassification of all financial results to discontinued operations.

Expenses

Property operations expenses were $38,000 for the twelve months ended December 31, 2011.  This represents a decrease of $14,000, as compared to the prior period operating expenses of $52,000, due to a decrease in professional services for potential land development and POA fees.

Other income (expense)

Interest income was $4.4 million for the twelve months ended December 31, 2011.  This represents an increase of $155,000 in the current year, as compared to interest income of $4.3 million in the prior period. The increase is due to the payments received on our notes receivables from Unified Housing Foundation, a related party. The receivables are surplus cash flow notes. The entity is required to pay on the notes when they generate surplus cash flow, thus interest income was recorded when received.  More surplus cash flow was generated in the current year, as compared to the prior year.

Mortgage loan interest expense was $1.2 million for the twelve months ended December 31, 2011.  This represents an increase of $95,000 in the current year, as compared to interest expense of $1.1 million in the prior period.

General and administrative expenses were $500,000 for the twelve months ended December 31, 2011.  This represents an increase of $23,000, as compared to the prior period operating expenses of $477,000.  This increase was mainly due to an increase in legal services related to the transfer of Eagle Crest land and an increase in cost reimbursements due to our Advisor.

Earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Income tax expense was $815,000 for the twelve months ended December 31, 2011.  This represents an increase of $867,000 as compared to the prior period income tax benefit of $52,000.  The increase was primarily due to the $647,000 income tax due according to the tax sharing agreement with TCI.  IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009 and due to the positive net income in the current period, it used net operating losses from its parent(s) and is required to compensate for those losses used in the current period.  In the prior year, there was no income tax due, therefore no payment was necessary.

Discontinued operations

In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  There were no properties sold in 2010.  The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2011	2010
Revenue
Rental	$159	313
Property operations	1,501	136
	(1,342)	177
Expenses
Mortgage and loan interest	(85)	(165)
General and administration	-	-
	(85)	(165)
Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	(1,427)	12
Gain on sale of discontinued operations	947	-
Income (loss) from discontinued operations, net of non-controlling interest before tax	(480)	12
Income tax benefit (expense)	168	(4)
Income (loss) from discontinued operations, net of non-controlling interest	$(312)	$8

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

 We may also issue additional equity securities, including common stock.  Management anticipates that our cash as of December 31, 2012, along with cash that will be generated in 2013 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations

Financial Position

The following impacted our balance sheet as of December 31, 2012:

The notes and interest receivable balance decreased due to the cash received on the surplus cash notes receivable.

The receivables and accrued interest from related parties balance increased due to the cash invested with our advisor.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $2,000 and $1,000 as of December 31, 2012 and December 31, 2011, respectively. The increase was a result of the following increases and decreases in cash flows:

	Year ended December 31,
	2012	2011	Variance
	(amounts in thousands)
Net cash provided by operating activities	$3,385	$903	$2,482
Net cash provided by (used in) investing activities	$(3,384)	$2,128	$(5,512)
Net cash used in financing activities	$-	$(3,050)	$3,050

         The increase in the net cash provided by operating activities is primarily due to the interest payments received on the mortgage receivables.

Our cash from investing activities in the current year was due to the repayment of a mortgage receivable, and this cash flow in combination with the interest payment received was invested with our advisor.  Cash proceeds from mortgage receivables were higher in the current period; therefore more cash was used to invest with our Advisor, than in the prior period.

The cash used in financing activities is due to payments made on recurring debt obligations. In 2012, we had no payments on the outstanding debt balances.  In the prior year, we satisfied debt related to property sales.

We paid no dividends in 2012, 2011, or 2010. It is unlikely that we will pay any quarterly dividends in 2013.

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

IOT is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IOT does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IOT’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IOT’s market risk is exposure to short-term interest rates from variable rate borrowings. If market interest rates for variable rate debt average 100 basis points more in 2013 than they did during 2012, IOT’s interest expense would increase and net income would decrease by $277,100. This amount is determined by considering the impact of hypothetical interest rates on IOT’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IOT’s financial structure.

The following table contains only those exposures that existed at December 31, 2012. Anticipation of exposures or risk on positions that could possibly arise was not considered. IOT’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total

Variable interest rate - fair value							$-
Instrument's maturities	$-	$-	$-	$-	$-	$-	$-
Instrument's amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$27,410
Instrument's maturities	$-	$-	$-	$-	$-	$27,410	$27,410
Instrument's amortization	-	-	-	-	-	-	-
Interest	1,439	1,439	1,439	3,289	3,289	32,892	43,787
Average Rate	5.25%	5.25%	5.25%	12.00%	12.00%	12.00%

	2013	2014	2015	2016	2017	Thereafter	Total
Variable interest rate - fair value							$27,710
Instrument's maturities	$27,502	$-	$-	$-	$-	$-	$27,502
Instrument's amortization	208	-	-	-	-	-	208
Interest	391	-	-	-	-	-	391
Average Rate	4.25%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$5
Instrument's maturities	$-	$-	$-	$-	$-	$-	$-
Instrument's amortization	-	1	1	1	1	1	5
Interest	1	-	-	-	-	-	1
Average Rate	12.50%	12.50%	12.50%	12.50%	12.50%	12.50%

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
Income Opportunity Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  Income Opportunity Realty Investors, Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, also assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in the notes to the financial statements, Income Opportunity Realty Investors, Inc. has significant transactions with and balances due from related parties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.
Richardson, Texas
March 29, 2013

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	27,002	31,612
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	25,176	29,786
Cash and cash equivalents	2	1
Investments in unconsolidated subsidiaries and investees	-	37
Receivable and accrued interest from related parties	58,534	52,160
Other assets	1,283	1,546
Total assets	$109,506	$108,041

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$28,508	$28,588
Deferred revenue (from sales to related parties)	5,127	5,127
Accounts payable and other liabilities	149	125
	33,784	33,840
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2012 and 2011	42	42
Treasury stock at cost, 5,461 shares in 2012 and 2011	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	13,764	12,243
Total shareholders' equity	75,722	74,201
Total liabilities and shareholders' equity	$109,506	$108,041

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-

Expenses:
Property operating expenses (including $61 and $8 and $15 for the year ended 2012 and 2011 and 2010 respectively from related parties)	67	38	52
General and administrative (including $334 and $260 and $278 for the year ended 2012 and 2011 and 2010 respectively from related parties)	514	500	477
Advisory fee to related party	815	850	866
Total operating expenses	1,396	1,388	1,395
Operating loss	(1,396)	(1,388)	(1,395)

Other income (expense):
Interest income from related parties	5,183	4,447	4,292
Mortgage and loan interest	(1,284)	(1,211)	(1,116)
Earnings from unconsolidated subsidiaries and investees	(37)	(52)	(3)
Total other income	3,862	3,184	3,173
Income before gain on land sales, non-controlling interest, and taxes	2,466	1,796	1,778
Income from continuing operations before tax	2,466	1,796	1,778
Income tax benefit (expense)	(876)	(815)	52
Net income from continuing operations	1,590	981	1,830
Discontinued operations:
Income (loss) from discontinued operations	(106)	(1,427)	12
Gain on sale of real estate from discontinued operations	-	947	-
Income tax expense (benefit) from discontinued operations	37	168	(4)
Net income (loss) from discontinued operations	(69)	(312)	8
Net income	1,521	669	1,838

Earnings per share - basic
Income from continuing operations	$0.38	$0.24	$0.44
Loss from discontinued operations	(0.02)	(0.08)	-
Net income	$0.36	$0.16	$0.44

Earnings per share - diluted
Income from continuing operations	$0.38	$0.24	$0.44
Loss from discontinued operations	(0.02)	(0.08)	-
Net income	$0.36	$0.16	$0.44

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2012
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2009	$ 71,694	4,173,675	$ 42	$ (39)	$ 61,955	$ 9,736
Net income	1,838	-	-	-	-	1,838
Balance, December 31, 2010	$ 73,532	4,173,675	$ 42	$ (39)	$ 61,955	$ 11,574
Net income	669	-	-	-	-	669
Balance, December 31, 2011	$ 74,201	4,173,675	$ 42	$ (39)	$ 61,955	$ 12,243
Net income	1,521	-	-	-	-	1,521
Balance, December 31, 2012	$ 75,722	4,173,675	$ 42	$ (39)	$ 61,955	$ 13,764

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,521	$669	$1,838
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	-	-	18
Earnings from unconsolidated subsidiaries and investees	37	52	3
Gain on sale of income producing properties	-	(947)
Provision on impairment of real estate assets	-	1,474
(Increase) decrease in assets:
Accrued interest receivable	1,620	(2,692)	(1,959)
Other assets	263	690	148
Increase (decrease) in liabilities:
Accrued interest payable	(80)	1,935	109
Other liabilities	24	(278)	60
Net cash provided by operating activities	3,385	903	217

Cash Flow From Investing Activities:
Proceeds from sales of income-producing properties	-	1,892	-
Proceeds from sales of land	-	1,210	-
Proceeds from notes receivable	2,990	2,585	2,372
Real estate improvements	-	-	(58)
Affiliate receivable	(6,374)	(3,559)	(1,922)
Net cash provided by (used in) investing activities	(3,384)	2,128	392

Cash Flow From Financing Activities:
Payments on notes payable	-	(682)	(585)
Payments on maturing notes payable	-	(2,374)	-
Deferred financing costs	-	6	(6)
Net cash used in financing activities	-	(3,050)	(591)

Net increase in cash and cash equivalents	1	(19)	18
Cash and cash equivalents, beginning of period	1	20	2
Cash and cash equivalents, end of period	$2	$1	$20

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,385	$1,154	$2,139
Cash paid for income taxes	$-	$-	$84

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. and consolidated entities were prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Summary of Significant Accounting Policies”. The Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances in the 2011 and 2010 presentation have been reclassified to conform to the 2012 presentation.

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

Organization and business.  Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  Due to the completion of a tender offer by American Realty Investors, Inc. (“ARI”), a related party, on March 19, 2003, and the resulting concentration of ownership, IOT no longer met the requirement as of January 1, 2003 for tax treatment as a REIT.  IOT cannot re-qualify for REIT tax status for at least five years after January 1, 2003.  As of December 31, 2012, Transcontinental Realty Investors, Inc. (“TCI”), a related party, owns approximately 81.12% of IOT’s outstanding shares of Common Stock. The Company is headquartered in Dallas, Texas, and its common stock trades on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

IOT is a “C Corporation” for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, IOT filed an annual consolidated income tax return with ARL and TCI and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, IOT and the rest of the American Realty Investors, Inc. (ARL) group joined the Realty Advisors Management, Inc. (“RAMI”) consolidated group for tax purposes.

IOT’s Board of Directors is responsible for directing the overall affairs of IOT and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”), under an Advisory Agreement that is reviewed annually by IOT’s Board of Directors. The directors of IOT are also directors of ARL and TCI.  The Chairman of the Board of Directors of IOT also serves as the Chairman of the Board of Directors of ARL and TCI.  The officers of IOT also serve as officers of ARL, TCI and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services.  Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management”.   Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services.  Triad sub-contracted the property-level management and leasing of our commercial properties to Regis Realty I, LLC (“Regis I”).

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2012, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.  Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of December 31, 2012, IOT was not the primary beneficiary of a VIE.

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

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in each sale transaction under Item 1 Significant Real Estate Acquisitions/Dispositions and Financing.  Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt and property operations, remained on the books of the Company.  We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”.

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

Cost Capitalization.     The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets.  Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited.  Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Related parties.  We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

Allowance for estimated losses.    We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 “Notes and Interest Receivable from Related Parties” for details on our notes receivable.

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

Income Taxes.    IOT is a “C Corporation” for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, IOT filed an annual consolidated income tax return with ARL and TCI and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, IOT and the rest of the American Realty Investors, Inc. (ARL) group joined the Realty Advisors Management, Inc. (“RAMI”) consolidated group for tax purposes.  The income tax expense (benefit) for the 2010 and 2011 tax periods in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent Accounting Pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.        REAL ESTATE

Real estate consisted of the following at December 31, (dollars in thousands):

	2012	2011
Mercer Crossing Multi-Tracts	$24,511	$24,511
	$24,511	$24,511

The land owned by the Company is a contiguous land parcel in Farmers Branch, TX and is part of a larger development project referred to as “Mercer Crossing”.  It is expected that this land will be developed or sold for development in the future.

The Company entered into a sales contract with an independent third party, for 100 acres of Travelers land for $17.5 million or $4.02/sf.  The buyer is entitled to an inspection period, which expires August 15, 2013.

There were no significant real estate transactions for the year ended December 31, 2012.

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

At December 2012 and 2011, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $25.2 million and $29.8 million, respectively. The loans mature at various dates through December 2027 and have interest rates at 5.25%, increasing in the future to 12.00%.

Payments are due from surplus cash flow or sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from the sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. Our mortgage notes receivable consist of junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/27	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/27	5.25%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			1,592
Total Performing			$27,002

Allowance for estimated losses			(1,826)
Total			$25,176

All are related party notes.

On February 29, 2012, we received $3.3 million from UHF as payoff for the $3.0 note receivable due from UHF, related to Cliffs of El Dorado and $0.3 million in accrued interest.

 NOTE 4.        INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

	Percent ownership
Investee	2012	2011	2010
TCI Eton Square, L.P. ("Eton Square")	10%	10%	10%

            Our interest in Eton Square in the amount of 10% is accounted for under the equity method; the investment is carried at cost, and adjusted for the companies’ proportionate share of earnings or losses.  Due to the losses accounted for under the equity method, our investment is now at zero.  Due to the sale being disclosed but not recognized or recorded below, we have not changed our method of recording financial activity for our investment.  Upon the sale of the building to a third party, we will record the disposition of our investment.

On May 18, 2010, we sold our 10.0% investment in TCI Eton Square, LP to TX Highland RS Corp, a related party, for a sales price of $1.37 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. A three-year note receivable for the full sales price was given as consideration, with an interest rate of prime plus 2%, payable at maturity on May 18, 2013.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the investment remained on the books.

The market values as of the year ended December 31, 2012 and 2011 were not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	2012	2011	2010
Real Estate, net of accumulated depreciation	$12,060	$12,976	$13,318
Other assets	640	533	576
Notes payable	(9,363)	(9,363)	(9,363)
Other liabilities	(3,972)	(3,779)	(3,641)
Shareholders equity/partners capital	$635	$(367)	$(890)

Rents	$1,117	$1,385	$1,893
Depreciation	(877)	(462)	(504)
Operating expenses	(843)	(843)	(821)
Interest expense	(398)	(599)	(601)
Loss from continuing operations	(1,001)	(519)	(33)
Income from discontinued operations	-	-	-
Net loss	$(1,001)	$(519)	$(33)

Company's proportionate share of earnings*	$(36)	$(52)	$(3)

*Losses are recorded to the extent of the carrying value of the partner's capital contribution.

NOTE 5.         NOTES AND INTEREST PAYABLE

The following table shows the principal payments due on our notes payable through the next five years and thereafter (dollars in thousands):

Year	Amount
2013	$27,711
2014	1
2015	1
2016	1
2017	1
Thereafter	-
Total	$27,715	*

The Travelers land mortgage bears interest at a rate of 4.25% and matures April 12, 2013.  As of December 31, 2012, there was accrued interest of $0.8 million.  There is also a$4,500 note payable that bears interest at 12.5%, that matures June 1, 2020.  The notes are collateralized by deeds of trust on real estate with a net carrying value of $24.5 million.

*The Travelers land mortgage note represents the allocation of a note with an aggregate outstanding balance of $36.0 million as of December 31, 2012.  The remaining balance of this note of $8.3 million is held on the books of Transcontinental Realty Investors, Inc., the company’s parent. As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan and as of April 12, 2011, the borrower is in default under the current loan documents and the lender accelerated the maturity of the indebtedness. On April 28, 2011, a one-year forbearance agreement was entered into between the borrower, the guarantor and the lender in order to temporarily suspend the lender from the exercise of its rights and remedies under the loan documents and foreclose on the property.  The forbearance period has been extended and will expire April 12, 2013.  It requires the borrower to make monthly payments of $150,000, which has been applied to the accrued interest.    We expect this agreement will continue to be extended annually.

NOTE 6.         RELATED PARTY TRANSACTIONS AND FEES

The Advisory agreement provides for Pillar or a related party of Pillar to receive fees and cost reimbursements as defined in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  Cost reimbursements are allocated based on the relative market values of the Company’s assets. The Company and Pillar entered into an Advisory Agreement and Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  Prime served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.

The fees and cost reimbursements paid to Pillar, Prime, TCI and related parties are detailed below (dollars in thousands):

Fees:		2012	2011	2010
	Advisory fee	815	850	$866
	Net income fee	180	54	99
	Construction managmeent fee	-	-	2
	Tax sharing agreement	839	647	-
		$1,834	$1,551	$967

Other Expense:
	Cost reimbursements	155	206	178

Revenue:
	Rental revenue	-	-	313
	Interest received	$2,695	$1,756	$1,755
		2,695	1,756	2,068

As of December 31, 2012, IOT has notes and interest receivable of $27.0 million due from Unified Housing Foundation, Inc. and recognized interest income of $2.5 million related to these notes receivable.  Unified Housing also paid in full a $3.0 million note receivable during the twelve months ended December 31, 2012.  See details in Part 2, Item 8. “Note 3. Notes and Interest Receivable”.

The following table reconciles the beginning and ending balances of amounts receivable from related parties as of December 31, 2012 dollars in thousands):

	TCI	Pillar	Total
Balance, December 31, 2011	$52,160	$-	$52,160
Cash transfers	-	3,578	3,578
Advisory fees	-	(815)	(815)
Net income fee	-	(180)	(180)
POA fees	-	(61)	(61)
Cost reimbursements	-	(155)	(155)
Expenses paid by advisor	-	257	257
Financing (mortgage payments)	-	(1,364)	(1,364)
Proceeds from note receivable	-	3,258	3,258
Interest income	1,118	1,577	2,695
Tax Sharing Expense	(839)	-	(839)
Purchase of obligation	6,095	(6,095)	-
Balance, December 31, 2012	$58,534	$-	$58,534

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by TCI, ARL, IOT and RAMI for the remainder of 2012.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.  IOT paid TCI $839,000 in 2012 and $647,000 in 2011 for the tax sharing agreement.

 NOTE 7.        DIVIDENDS

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2012, 2011, or 2010. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 8.         INCOME TAXES

For tax periods ending before August 31, 2012, IOT was part of the American Realty Investors, Inc. consolidated federal return.  After that date, IOT and the rest of the American Realty Investors, Inc. (ARL) group joined the Realty Advisors Management, Inc. (“RAMI”) consolidated group for tax purposes.  The income tax expense (benefit) for 2010 and 2011 tax periods in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  For 2012, ARL, TCI and IOT had a combined net taxable loss and IOT recorded a current tax expense of $839,000.  The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35% per the tax sharing and compensating agreements.  Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2011, 2010, 2009 are subject to examination, by the IRS, generally for three years after they are filed.

Current income tax expense (benefit) is attributable to:
	2012	2011	2010
Income from continuing operations	$826	$444	$626
Income from discontinued operations	$13	$203	$(828)
	$839	$647	$(202)

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

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes.  The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (amounts in thousands):
	December 31,
	2012	2011	2010
Accumulated depreciation and amortization	(514)	(514)	(2,433)
Allowance for loss	694	694	694
Other	38	24	1,077
Federal benefit of NOL carryforward	1,078	1,078	1,081
Federal benefit of AMT carryforward	164	164	164
Deferred tax asset	1,460	1,446	583
Less valuation allowance	(1,460)	(1,446)	(583)
Total deferred tax asset	-	-	-

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income.  There is no assurance that the Company will generate earnings in future years.  Therefore, the Company has established a valuation allowance for deferred tax assets of approximately $1,460,000, $1,446,000 and $583,000 as of December 31, 2012, 2011 and 2010, respectively.

In 2012, IOT used approximately 2,397,000 of current losses from the consolidated group.  In 2011, the company used approximately 1,847,000 of losses from the ARL consolidated group.  In 2010, IOT used no current losses from the consolidated group.  In 2010 and prior, the company generated taxable loss carryforwards totaling $2,837,968.  The most recent loss year is 2010, which, if not used, will expire in 2030.  The alternative minimum tax credit balance did not change in 2011 and remains at approximately $164,000.  The credit has no expiration date.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (amounts in thousands).
	2012	2011	2010
Federal income tax at statutory rate	839	647	(202)
State tax expense	8	12	33
Gain on sale differences	—	—	—
Other	(8)	(12)	(33)
Utilization of net operating loss and minimum tax credit carry forwards	—	—	—
Effective income tax rate	35%	35%	35%

NOTE 9.         OPERATING SEGMENTS

Our segments are based on management’s method of internal reporting which classifies its operations by property type. The segments are commercial, land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses.  Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate.  Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate.

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are; land and other (dollars in thousands):

	Commercial
For year ended 2012	Properties	Land	Other	Total
Operating revenue	$-	$-	$-	$-
Operating expenses	-	67	-	67
Mortgage and loan interest	-	1,284	-	1,284
Interest income	-	-	5,183	5,183
Segment operating income (loss)	$-	$(1,351)	$5,183	$3,832
Capital expenditures	-	-	-	-
Assets	-	24,511	-	24,511

Property Sales
Sales price	$-	$-	$-	$-
Cost of sale	-	-	-	-
Deferred current gain	-	-	-	-
Recognized prior deferred gain	-	-	-	-
Gain on sale	$-	$-	$-	$-

	Commercial
	Properties	Land	Other	Total
For year ended 2011
Operating revenue	$-	$-	$-	$-
Operating expenses	-	36	2	38
Mortgage and loan interest	-	1,211	-	1,211
Interest income	-	-	4,447	4,447
Segment operating income (loss)	$-	$(1,247)	$4,445	$3,198
Capital expenditures	-	-	-	-
Assets	-	24,511	-	24,511

Property Sales
Sales price	$-	$5,050	$-	$5,050
Cost of sale	-	5,525	-	5,525
Deferred current gain	-	-	-	-
Recognized prior deferred gain	1,422	-	-	1,422
Gain (loss) on sale	$1,422	$(475)	$-	$947

	Commercial
	Properties	Land	Other	Total
For year ended 2010
Operating revenue	$-	$-	$-	$-
Operating expenses	-	50	2	52
Mortgage and loan interest	-	1,116	-	1,116
Interest income	-	-	4,292	4,292
Segment operating income (loss)	$-	$(1,166)	$4,290	3,124
Capital expenditures	-	58	-	58
Assets	-	29,561	-	29,561

Property Sales
Sales price	$-	$-	$-	$-
Cost of sale	-	-	-	-
Deferred current gain	-	-	-	-
Gain on sale	$-	$-	$-	$-

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2012	2011	2010
Segment operating income	$3,832	$3,198	$3,124
Other non-segment items of income (expense)
General and administrative	(514)	(500)	(477)
Advisory fee	(815)	(850)	(866)
Equity from unconsolidated subsidiaries and investees	(37)	(52)	(3)
Income tax benefit (expense)	(876)	(815)	52
Income from continuing operations	$1,590	$981	$1,830

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	2012	2011	2010
Segment assets	$24,511	$24,511	$29,561
Investments in real estate partnerships	-	37	89
Other assets and receivables	84,995	83,493	87,438
Total assets	$109,506	$108,041	$117,088

NOTE 10.      DISCONTINUED OPERATIONS

The Company applies the provisions of ASC Topic 360, “Property, Plant and Equipment.” ASC Topic 360 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Discontinued operations relates to properties that were either sold or repositioned as held-for-sale as of the year ended 2012, 2011 and 2010. There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2012	2011	2010
Revenue
Rental	$-	$159	$313
Property operations	-	1,501	136
	-	(1,342)	177
Expenses
Interest	-	(85)	(165)
General and administration	(106)	-	-
	(106)	(85)	(165)
Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	(106)	(1,427)	12
Gain on sale of discontinued operations	-	947	-
Income (loss) from discontinued operations, net of non-controlling interest before tax	(106)	(480)	12
Income tax benefit (expense)	37	168	(4)
Income (loss) from discontinued operations, net of non-controlling interest	$(69)	$(312)	$8

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2012, 2011 and 2010 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 11.       QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2012, 2011, and 2010 (dollars in thousands except per share data):

	Three Months Ended 2012
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2012
Total operating revenues	$-	$-	$-	$-
Total operating expenses	342	348	262	263
Operating loss	(342)	(348)	(262)	(263)
Other income	856	1,346	659	821
Income before gain on land sales, non-contolling interest, and taxes	514	998	397	558
Gain on land sales	-	-	-	-
Income tax benefit expense	(2)	-	(14)	(860)
Net income from continuing operations	512	998	383	(302)
Net loss from discontinued operations, net of non-controlling interest	(5)	-	(27)	(38)
Net income	507	998	356	(340)
Less: net income (loss) attributable to non-controlling interest	-	-	-	-
Net income applicable to common shares	$507	$998	$356	$(340)

PER SHARE DATA
Earnings per share - basic
Income from continuing operations	$0.12	$0.24	$0.09	$(0.07)
Discontinued operations	-	-	(0.01)	(0.01)
Net income applicable to common shares	$0.12	$0.24	$0.08	$(0.08)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income from continuing operations	$0.12	$0.24	$0.09	$(0.07)
Discontinued operations	-	-	(0.01)	(0.01)
Net income applicable to common shares	$0.12	$0.24	$0.08	$(0.08)
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2011
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2011
Total operating revenues	$-	$-	$-	$-
Total operating expenses	328	406	320	280
Operating loss	(328)	(406)	(320)	(280)
Other income	14	307	288	2,521
Loss before gain on land sales, non-controlling interest, and taxes	(314)	(99)	(32)	2,241
Gain on land sales	-	-	-	-
Income tax benefit (expense)	2	(499)	(169)	(149)
Net loss from continuing operations	(312)	(598)	(201)	2,092
Net income (loss) from discontinued operations, net of non-controlling interest	5	(928)	(314)	925
Net income (loss)	(307)	(1,526)	(515)	3,017
Less: net income attributable to non-controlling interest	-	-	-	-
Net income (loss) applicable to common shares	$(307)	$(1,526)	$(515)	$3,017

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.07)	$(0.14)	$(0.05)	$0.50
Discontinued operations	-	(0.23)	(0.08)	0.23
Net income (loss) applicable to common shares	$(0.07)	$(0.37)	$(0.13)	$0.73
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$(0.07)	$(0.14)	$(0.05)	$0.50
Discontinued operations	-	(0.23)	(0.08)	0.23
Net income (loss) applicable to common shares	$(0.07)	$(0.37)	$(0.13)	$0.73
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2010
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2010
Total operating revenues	$-	$-	$-	$-
Total operating expenses	309	339	295	353
Operating loss	(309)	(339)	(295)	(353)
Other income	430	340	225	2,079
Income (loss) before gain on land sales, non-controlling interest, and taxes	121	1	(70)	1,726
Gain on land sales	-	-	-	-
Income tax benefit (expense)	46	(7)	13	-
Net income (loss) from continuing operations	167	(6)	(57)	1,726
Net income (loss) from discontinued operations, net of non-controlling interest	(4)	(13)	25	-
Net income (loss)	163	(19)	(32)	1,726
Less: net income (loss) attributable to non-controlling interest	-	-	-	-
Net income (loss) applicable to common shares	$163	$(19)	$(32)	$1,726

PER SHARE DATA

Earnings per share - basic
Income (loss) from continuing operations	$0.04	$-	$(0.01)	$0.41
Discontinued operations	-	-	-	-
Net income (loss) applicable to common shares	$0.04	$-	$(0.01)	$0.41
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$0.04	$-	$(0.01)	$0.41
Discontinued operations	-	-	-	-
Net income (loss) applicable to common shares	$0.04	$-	$(0.01)	$0.41
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

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

Liquidity

Management anticipates that IOT will generate excess cash from operations in 2013 due to the interest collected from notes receivable; however, such excess may not be sufficient to discharge all of IOT’s debt obligations as they mature. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

NOTE 13.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 29, 2013, the date the financial statements were available to be issued, and has determined that there are none to be reported.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate and Accumulated Depreciation
December 31, 2012

					Gross Amounts at Which
		Initial Cost			Carried at End of Year
	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition and Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Mercer Crossing Land
Mercer - Travelers Land, Farmers Branch, TX	27,715	24,511	-	-	24,511	-	24,511

	$27,715	$24,511	$-	$-	$24,511	$-	$24,511

SCHEDULE III
(Continued)
INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate and Accumulated Depreciation
For the Years Ended December 31,

	2012	2011	2010
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$24,511	$29,561	$29,503
Additions
Acquisitions and improvements	-	-	58
Deductions
Sale of real estate	-	(5,050)	-
Balance at December 31,	$24,511	$24,511	$29,561

Reconciliation of Acc. Depreciation
Balance at January 1,	$-	$-	$-
Additions
Depreciation	-	-	-
Deductions
Sale of real estate	-	-	-
Balance at December 31,	$-	$-	$-

Schedule IV
INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable on Real Estate
December 31, 2012

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(dollars in thousands)
JUNIOR MORTGAGE LOANS
Unified Housing Foundation, Inc. (Echo Station/UH of Temple,LLC)	5.25%	12/27	Excess cash flow	10,075	1,668	1,481	-
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	5.25%	12/27	Excess cash flow	16,313	6,363	6,363	-
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin,LLC)	5.25%	07/15	Excess cash flow	13,637	1,871	3,057	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	5.25%	12/27	Excess cash flow	12,683	1,900	2,250	-
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing,LLC)	5.25%	12/27	Excess cash flow	11,240	1,223	1,936	-
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	5.25%	12/27	Excess cash flow	23,853	2,942	5,174	-
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell,LLC)	5.25%	12/27	Excess cash flow	7,588	1,323	1,323	-
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	5.25%	12/27	Excess cash flow	10,410	1,615	1,826	-
100% Interest in UH of Tivoli, LLC

UNSECURED LOANS
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	5.25%	12/27	Excess cash flow	16,313	2,000	2,000	-

				$ 105,799	$ 20,905	$ 25,410	$ -
				Interest receivable		1,592
				Allowance for estimated losses		(1,826)
						$ 25,176

Schedule IV (continued)
INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable on Real Estate
For the Years Ended December 31,

	2012	2011	2010
	(dollars in thousands)

Balance at January 1,	$31,612	$38,405	$38,818
Additions
New mortgages	-	-	-
Conversion of accrued interest to principal	-	-	-
Increase of interest receivable on mortgage loans	2,487	2,692	2,479
Deductions
Amounts paid	(7,097)	(2,585)	(2,892)
Non-cash reduction	-	-	-
Cost of mortgages sold	-	(6,900)	-
Balance at December 31,	$27,002	$31,612	$38,405

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board’s objective that a majority of the Board will consist of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence that conform to, or are more exacting than, independence requirements of the New York Stock Exchange Euronext listing rules. The independence guidelines are set forth in the Company’s “Corporate Governance Guidelines”. The text of this document has been posted on the Company’s internet website at www.incomeopp-realty.com and is available in print to any stockholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

The Company has adopted a Code of Conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our Code of Conduct on our website by going to our website address at www.incomeopp-realty.com. We will post any amendments to the Code of Conduct as well as any waivers that are required to be disclosed by the rules of the SEC or the NYSE MKT on our website.

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

Directors

The current Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, its former advisor Prime, or current advisor, Pillar, which took over as the contractual advisor from Prime on April 30, 2011, their principal occupations, business experience and Directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a Director, means that the Director is an officer, Director or employee of Prime, Pillar, or an officer of the Company or an officer or Director of a related party of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company, nor a Director, officer or employee of Prime or Pillar (but may be a Director of the Company), although the Company may have certain business or professional relationships with such Director as discussed in Item 13. “Certain Relationships and Related Transactions and Director Independence”.

HENRY A. BUTLER, age 62, Director, (Affiliated) (since February 2011) and Chairman of the Board (since May 2011)

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (“Pillar”) Effective since April 30, 2011, and its predecessor, Prime (since July 2003).  He was owner/operator (1989 to 1991) of Butler Interests, Inc.  Mr. Butler is a Director  (since February 8, 2011) and Chairman of the Board (since May 12, 2011) of the Company.  .  He was previously a Director of the Company from December 2001 to July 1, 2003.  Mr. Butler is Chairman of the Board (since May 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI.

ROBERT A. JAKUSZEWSKI, age 50, Director (Independent) (since March 2004).

Mr. Jakuszewski is currently the Senior Medical Liaison for Vein Clinics of America. Mr. Jakuszewski was Vice President of Sales and Marketing (since September 1998) of New Horizons Communications, Inc.; Mr. Jakuszewski was a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski was elected a Director of the Company on March 16, 2004. He was also elected as a Director of ARL on November 22, 2005, and a Director of TCI on November 22, 2005.

SHARON HUNT, Age 70, Director (Independent) (Since October  2011)

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

TED R. MUNSELLE:    Age 57, Director (Independent) (since May 2009).

    Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.  On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee.  Spindletop’s stock is traded on the Over-the-Counter (OTC) market.  He was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle was elected as a director of the Company on May 21, 2009.  He was also elected as a Director of ARL (since February 20, 2004) and a Director of TCI (since February 20, 2004).  Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOT has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT.

Board Meetings and Committees

The Board of Directors held five meetings during 2012. For such year, no incumbent Director attended fewer than 94% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.

The Board of Directors had standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines, are Ms. Sharon Hunt, and Messrs. Jakuszewski, and Munselle (Chairman). Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. All members of the Audit Committee meet the experience requirements of the listing standards of the NYSE MKT. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met five times in 2012.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Ms. Sharon Hunt (Chairman) and Messrs. Jakuszewski and Munselle.  All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met once in 2012.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Ms Sharon Hunt and Messrs. Jakuszewski (Chairman) and Munselle.  All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met once in 2012.

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

In May 2012, the non-management members of the Board designated  Ted R. Munselle as Presiding Director to serve in such position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2012.

Determination of Director Independence

In February 2004, the Board enhanced its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the American Stock Exchange. The full text of the Corporate Governance Guidelines can be found in the Investor Relations section of the Company’s website (www.incomeopp-realty.com). A copy may also be obtained upon request from the Company’s Corporate Secretary. Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of Director independence in March 2012.  During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between Directors or their related parties and members of the Company’s senior management or their related parties. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

As a result of this review, the Board affirmatively determined of the then Directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Pillar. None of the executive officers receive any direct remuneration from the Company, nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, Pillar, or other affiliated entities, other principal occupations, business experience and Directorships with other publicly-held companies during the last five years or more are set forth below. No family relationship exists among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 62

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT , (effective March 2007) of Prime and (effective since April 30, 2011) of Pillar; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than five years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

GENE S. BERTCHER, 64

Executive Vice President (since February 2008) and Chief Financial Officer (since May 2008) of the Company, ARL and TCI. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present) and Chief Financial Officer (since January 2003) and a Director (from November 1989 to September 1996 and from June 1999 to present) of NCE, a Nevada corporation which has its common stock listed on the NYSE MKT Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973.

LOUIS J. CORNA, 65

Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President-Tax (October 2001 to February 2004), Executive Vice President –Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of the Company, TCI, ARL and Basic Capital Management; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime, (effective April 30, 2011) of Pillar and  PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation. Mr. Corna was also a Director and Vice President (since June 2004 to December 2010) and Secretary (January 2005 to December 2010) of Income Opportunity Realty Investors, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

ALFRED CROZIER, 61

Executive Vice President—Residential Development (since November 15, 2006) of Prime and (effective April 30, 2011) of Pillar, ARL, TCI and IOT; Managing Director of Development for Woodmont Investment Company GP, LLC, of Dallas, Texas (November 2005 to November 2006);   President of Sterling Builders, Inc. of Spring, Texas (October 2003 to November 2005); Vice President of Westchase Construction, LTD of Houston, Texas (August 2001 to September 2003).  For more than five years prior thereto, Mr. Crozier was employed by various firms in the construction industry including Trammel Crow Residential (February 1995 to February 2000) and The Finger Companies (August 1991 to February 1995).

Officers

Although not an executive officer of the Company, Daeho Kim currently serves as Treasurer. His position with the Company is not subject to a vote of stockholders. His age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

DAEHO KIM, 36

Treasurer (since October 29, 2008) of ARL, TCI and IOT. For more than five years prior thereto, Mr. Kim was employed by Prime and (effective April 30, 2011) of Pillar in various financial capacities including cash manager and Assistant Director of Capital Markets.

AIMEE COLE, 33

Vice President, Corporate Controller (Since October 2011) of ARL, TCI and IOT.  For five years prior thereto, Ms. Cole was employed by Pillar (Effective April 30, 2012) or Prime (Since May 2008) in various accounting capacities including Senior Controller and Accounting Manager.  For more than seven years prior thereto, Ms. Cole was employed by Eenhoorn, LLC, a property management and investment company, in various accounting capacities, including Controller (January 2001 through February 2008).

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which applies to all Directors, officers and employees (including those of the Contractual Advisor to IOT). In addition, the Company has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, the principal accounting officer and controller. The text of both documents is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The Company intends to post amendments to or waivers from its Code of Ethics for Senior Financial Officers (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) at this location on its website.

Compliance with Section 16(a) of Reporting Requirements

Section 16(a) under the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers and any persons holding 10% or more of the Company’s shares of Common Stock are required to report their ownership of the Company’s shares of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) on specified report forms. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during each fiscal year. The Company believes that all of these filing requirements were satisfied by the Company’s Directors and executive officers and holders of more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2012.  . In making these statements, the Company has relied upon the written representations of its Directors and executive officers and the holders of 10% or more of the Company’s Common Stock and copies of the reports that each has filed with the SEC.

The Advisor

Effective since April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”), the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc., Realty Advisors Management, Inc. or IOT, nor is he a Trustee of the May Trust.  Pillar is a company of which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers.

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

The Advisory Agreement also provides that Pillar, or a related party of Pillar, receive the following forms of compensation:

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

(a)   1.0% of the amount of the loan or the amount refinanced; or

(b)
a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Pillar, or a related party of Pillar, without the approval of IOT’s Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of IOT (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of IOT during the fiscal year.

The Advisory Agreement requires Pillar to pay to IOT, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IOT; provided, however, that the compensation retained by Pillar, or any related party of Pillar, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

If and to the extent that IOT shall request Pillar, or any Director, officer, partner, or employee of Pillar, to render services for IOT other than those required to be rendered by the Advisory Agreement, Pillar or a related party of Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and IOT from time to time.

IOT entered into a Cash Management Agreement with Pillar on April 30, 2011 and terminated the previous agreement with Prime.  The Company and Pillar entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.  IOT’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of IOT are in conflict with those of one or more Directors or officers in their individual capacities, or of Pillar, or of their respective related parties. In addition to services performed for IOT, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including TCI and ARL. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

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

As of March 20, 2013, the managers and principal officers of Pillar are set forth below:

Name	Managers/Officer(s)
Daniel J. Moos	President and Chief Executive Officer
Gene S. Bertcher	Executive Vice President, Chief Financial Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Construction
Mickey N. Phillips	Manager
Ryan T. Phillips	Manager

Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.  During that period, Prime, was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which was Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

Property Management

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  The general partner of Triad was PIAMI.  The limited partner of Triad was HRS Holdings, LLC. (“HRSH”)  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), the sole member of which was HRSH, and was entitled to receive property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

Real Estate Brokerage

Regis also provides real estate brokerage services to the Company on a non-exclusive basis, and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid:

(1)	maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis;

(2)	maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3.0% is to be paid to Regis;

(3)	maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2.0% is to be paid to Regis; and

(4)	a maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis.

Tax Sharing Agreement

For tax periods ending before August 31, 2012, IOT was part of the American Realty Investors, Inc. consolidated federal return.  After that date, IOT and the rest of the American Realty Investors, Inc. (ARL) group joined the Realty Advisors Management, Inc. (RAMI) consolidated group for tax purposes.  The income tax expense (benefit) for 2010 and 2011 tax periods in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  For 2012, ARL, TCI and IOT had a combined net taxable loss and IOT recorded a current tax expense of $839,000, payable to TCI, as it used their net operating losses for the current taxable income.  In 2011, IOT recorded a current tax expense of $647,000, payable to TCI, as it used their net operating losses for the prior years’ taxable income.  The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35% per the tax sharing and compensating agreements.

ITEM 11.        EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers (who are also officers of ARL and TCI), are employees of Pillar or TCI and are compensated by Pillar or TCI. Most of such executive officers perform a variety of services for Pillar, and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor.    See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of compensation payable to Pillar by IOT.

The only remuneration paid by the Company is to those Directors who are not officers or employees of Pillar or its related companies.  The Independent Directors (1) review the business plan of IOT to determine that it is in the best interest of IOT’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of IOT and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

Prior to January 2010, each non-affiliated Director was entitled to receive an annual retainer of $15,000 plus reimbursement for expenses. In addition, each independent Director was entitled to receive an additional fee of $1,000 per day for any special services rendered by him to the Company outside of his or her ordinary duties as a Director plus reimbursement of expenses. On January 15, 2010, the Board of Directors reduced their compensation to $7,500 per annum and no Audit Committee fees, with the Chairman of the Audit Committee to receive a one-time annual fee of $500. The Company also reimbursed Directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-related business.  Effective January 15, 2011 each non-affiliated Director is entitled to receive an annual retainer of $5,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500.  The Company also reimburses Directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-related business. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.

During 2012, $17,062.47 was paid to the non-employee Directors in total Directors’ fees for all services, including the annual fee for service during the period from January 1, 2012 through December 31, 2012. Those fees received by Directors were Robert A. Jakuszewski $5,624.99, Ted R. Munselle $6,124.99 and Sharon Hunt $5,312.49.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 20, 2013.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,381,270	81.12%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 20, 2013:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**
Gene S. Bertcher	3,381,270	(1)	81.12%
Henry A. Butler	3,381,270	(1)	81.12%
Alfred Crozier	3,381,270	(1)	81.12%
Louis J. Corna	3,381,270	(1)	81.12%
Robert A. Jakuszewski	3,381,270	(1)	81.12%
Daniel J. Moos	3,381,270	(1)	81.12%
Ted R. Munselle	3,381,270	(1)	81.12%
Sharon Hunt	3,381,270	(1)	81.12%
All Directors and executive officers as a group (8 people)	3,381,270	(1)	81.12%
___________________________
*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 20, 2013.
(1)
Includes 3,386,970 shares owned by TCI of which the Directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as Directors and executive officers. Each of the current Directors (Messrs. Butler, Munselle,  Jakuszewski and Ms. Hunt) and executive officers (Messrs. Moos, Bertcher, Corna, and Crozier) of TCI disclaim beneficial ownership of such shares.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies with Respect to Certain Activities

Article 14 of IOT’s Articles of Incorporation provides that IOT shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of IOT, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by IOT’s Board of Directors or the appropriate committee thereof and (b) IOT’s Board of Directors or committee thereof determines that such contract or transaction is fair to IOT and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of IOT entitled to vote thereon.

Article 14 defines an “Independent Director” (for purposes of that Article) as one who is neither an officer nor employee of IOT, nor a director, officer or employee of IOT’s advisor.

IOT’s policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to IOT. Management believes that, to date, such transactions have represented the best investments available at the time and they were at least as advantageous to IOT as other investments that could have been obtained.

IOT may enter into future transactions with entities, the officers, directors, or stockholders of which are also officers, directors, or stockholders of IOT, if such transactions would be beneficial to the operations of IOT and consistent with IOT’s then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

IOT does not prohibit its officers, directors, stockholders, or related parties from engaging in business activities of the types conducted by IOT.

Certain Business Relationships

Effective since April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”), the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.  During that period, Prime, was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which was Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc., Realty Advisors Management, Inc. or IOT, nor is he a Trustee of the May Trust.  Pillar is a company of which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers.

Effective January 1, 2011 and until the disposition of the Eagle Crest warehouse on July 5, 2011, Regis, the sole member of which is Realty Advisors, LLC, provided management services for our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  The general partner of Triad was PIAMI.  The limited partner of Triad was HRS Holdings, LLC. (“HRSH”)  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), the sole member of which was HRSH, and was entitled to receive property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

Regis also provides brokerage services, on a non-exclusive basis, for the Company and receives brokerage commissions in accordance with a brokerage agreement.

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by TCI, ARL, IOT and RAMI for the remainder of 2012.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.  IOT paid TCI $839,000 in 2012 and $647,000 in 2011 for the tax sharing agreement.

Messrs. Daniel J. Moos and Louis J. Corna, and Alfred Crozier are employed by Pillar. Messrs. Moos, Corna and Crozier are executive officers of the Company, and also serve as executive officers of ARL and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Ms. Hunt and Messrs. Jakuszewski and Munselle serve as Directors of ARL, and TCI and owe fiduciary duties to TCI and ARL as well as the Company, under applicable law. Mr. Bertcher is an officer, Director and employee of NCE and also serves as an officer of ARL and TCI. As such, he owes fiduciary duties to those entities as well as the Company under applicable law.

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

At December 31, 2012, TCI owned 3,381,270 shares of Common Stock of IOT (approximately 81.1%).  TCI owes $58.5 million to IOT which includes the $17.9 million note assumed from the acquisition of a majority ownership of IOT in 2009 and $33.7 million of obligations TCI purchased from IOT’s prior Advisor, Prime at April 30, 2011.  For the period ended December 31, 2012, IOT received $1.1 million in interest income on the amounts owed by TCI.  In addition, for the period ending December 31, 2012, IOT paid $839,000 to TCI pursuant to the tax sharing agreement described in detail in Note 8 “Income Taxes”.

From time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms, are unsecured and have been reflected in the Company’s financial statements as receivables from or payables to related parties.   Such advances bear interest at 1% above the prime rate. During 2012, the Company received interest of $1.6 million from Pillar related to the advances to date.

In 2012, pursuant to the Advisory fee agreement, the Company paid Pillar $0.8 million in advisory fees and $155,000 in cost reimbursements.  The Company also paid Pillar $180,000 in net income fees.

As of December 31, 2012, the Company had notes and interest receivables of $27.0 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, IOT recognized $2.5 million of interest income from these related party notes receivables.

 ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2012 and 2011 by the Company’s principal accounting firm, Swalm & Associates, P.C. (dollars in thousands):

	2012	2011
Types of Fees
Audit Fees	$46,104	$52,572
Total	$46,104	$52,572

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2012 and 2011 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2012 and 2011

•	Consolidated Statements of Operations—years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows—years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

•	Schedule IV—Mortgage Loans on Real Estate

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
________________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2013

By:	/S/ GENE S. BERTCHER
Gene S. Bertcher, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER Henry A. Butler	Director	March 29, 2013

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 29, 2013

/S/ SHARON HUNT Sharon Hunt	Director	March 29, 2013

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 29, 2013

/S/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2013

/S/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2013