Form 10-Q
period 2013-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2013-05-20
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 5, 2013)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	26,739	27,002
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	24,913	25,176
Cash and cash equivalents	2	2
Investments in unconsolidated subsidiaries and investees, subject to sales contract	-	-
Receivable and accrued interest from related parties	59,405	58,534
Other assets	1,282	1,283
Total assets	$110,113	$109,506

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$28,452	$28,508
Deferred gain (from sales to related parties)	5,127	5,127
Accounts payable and other liabilities	117	149
	33,696	33,784
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2013 and 2012	42	42
Treasury stock at cost, 5,461 in 2013 and 2012	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	14,459	13,764
Total shareholders' equity	76,417	75,722
Total liabilities and shareholders' equity	$110,113	$109,506

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues	$-	$-

Expenses:
Property operating expenses (including $13 and $29 for the three months ended 2013 and 2012 respectively from related parties)	14	31
General and administrative (including $99 and $83 for the three months ended 2013 and 2012 respectively from related parties)	188	154
Advisory fee to related party	204	198
Total operating expenses	406	383
Operating loss	(406)	(383)

Other income (expense):
Interest income from related parties	1,407	1,183
Mortgage and loan interest	(288)	(276)
Earnings from unconsolidated subsidiaries and investees	-	(10)
Total other income	1,119	897
Income from continuing operations before tax	713	514
Income tax expense	(6)	(2)
Net income from continuing operations	707	512
Discontinued operations:
Loss from discontinued operations	(18)	(7)
Loss on the sale of real estate from discontinued operations	-	-
Income tax benefit from discontinued operations	6	2
Net loss from discontinued operations	(12)	(5)
Net income	695	507

Earnings per share - basic
Income from continuing operations	$0.17	$0.12
Loss from discontinued operations	-	-
Net income applicable to common shares	$0.17	$0.12

Earnings per share - diluted
Income from continuing operations	$0.17	$0.12
Loss from discontinued operations	-	-
Net income applicable to common shares	$0.17	$0.12

Weighted average common share used in computing earnings per share	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013
(unaudited)
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2012	$75,722	4,173,675	$42	$(39)	$61,955	$13,764
Net income	695	-	-	-	-	695

Balance, March 31, 2013	$76,417	4,173,675	$42	$(39)	$61,955	$14,459

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$695	$507
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
Loss on sale of income-producing properties	-	-
Provision on impairment of real estate assets	-	-
Earnings from unconsolidated subsidiaries and investees	-	10
(Increase) decrease in assets:
Accrued interest receivable	263	2,137
Other assets	1	-
Increase (decrease) in liabilities:
Accrued interest payable	(56)	-
Other liabilities	(32)	20
Net cash provided by operating activities	871	2,674

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	2,990
Proceeds from sales of land	-	-
Proceeds from sales of income-producing properties	-	-
Related party receivable	(871)	(5,599)
Net cash used in investing activities	(871)	(2,609)

Cash Flow From Financing Activities:
Payments on notes payable	-	(54)
Payments on or debt assumption on maturing notes payable	-	-
Deferred financing costs	-	-
Net cash used in financing activities	-	(54)

Net increase (decrease) in cash and cash equivalents	-	11
Cash and cash equivalents, beginning of period	2	1
Cash and cash equivalents, end of period	$2	$12

Supplemental disclosures of cash flow information:
Cash paid for interest	$290	$276
Cash received for income taxes	$-	$-

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

IOT invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.  Although the Board of Directors is directly responsible for managing the affairs of IOT, and for setting the policies which guide it, the day-to-day operations of IOT are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with IOT’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and ARL.  We have no employees.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Balance Sheet at December 31, 2012, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Certain 2012 financial statement amounts have been reclassified to conform to the 2013 presentation, including adjustments for discontinued operations.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of March 31, 2013, IOT was not the primary beneficiary of a VIE.

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

Real estate held for sale

We periodically classify real estate assets as “held for sale”.  An asset is classified as held for sale after the approval of our board of directors, after an active program to sell the asset has commenced and if the sale is probable.  One of the deciding factors in determining whether a sale is probable is whether the firm purchase commitment is obtained and whether the sale is probable within the year.  Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset.  Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.  Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets.  Upon a decision that the sale is no longer probable, the asset is classified as an operating asset and depreciation expense is reinstated.  The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations.  Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets.  This classification of operating results as discontinued operations applies retroactively for all periods presented.  Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

NOTE 2. REAL ESTATE ACTIVITY

Our properties consist of 178.1 acres of land, located in Texas, held for future development or sale.

Land	Location	Acres
Mercer Crossing/Travelers Land	Farmers Branch, TX	178.10
	Total Land/Development	178.10

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

At March 31, 2013, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $25.4 million.

Our mortgage notes receivable consist of junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			1,329
Total Performing			$ 26,739

Allowance for estimated losses			(1,826)
Total			$ 24,913

All are related party notes.

The company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with our parent, TCI.

The loans mature on December 31, 2032 with interest rates of 12.0%.   Payments are due from surplus cash flow from operations, sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired.  These notes are cross-collateralized to the extent that any surplus cash available from the sale or refinancing of the underlying properties.

As of January 1, 2013, the Company agreed to extend the maturity on the notes receivable from UHF for an additional term of five years for the early termination of the preferred interest rate period.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

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

Investee	Percent ownership
	2013	2012
TCI Eton Square, L.P. ("Eton Square")	10%	10%

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

On May 18, 2010, we sold our 10.0% investment in TCI Eton Square, LP to TX Highland RS Corp, a related party, for a sales price of $1.37 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. A three-year note receivable for the full sales price was given as consideration, with an interest rate of prime plus 2%, payable at maturity on May 18, 2013.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the investment remained on the books.   A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 8, 2013, when the existing lender took possession of the property.  IOT’s investment in TCI Eton Square, LP was zero, therefore recorded no gain or loss on the sale of its investment.

The market values as of the period ended March 31, 2013 and 2012 were not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

For the Three Months Ended March 31,	2013	2012
Real estate, net of accumulated depreciation	9,547	$12,859
Other assets	658	631
Notes payable	(9,689)	(9,363)
Other liabilities	(4,005)	(3,860)
Shareholders equity/partners capital	3,489	(267

Rents	289	369
Depreciation	(120)	(117)
Operating expenses	(184)	(201)
Interest expense	(155)	(150)
Loss from continuing operations	(170)	(99)
Net (loss)	(170)	(99)
Companys proportionate share of earnings
	-	26

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of March 31, 2013 (dollars in thousands):

Project	Maturity	Principal Balance
Mercer Crossing/Travelers Land	05/12/13	$27,710
Mercer Crossing/Travelers Land	06/01/20	$4
Accrued interest		738

		$28,452

* This mortgage note represents the allocation of a note with an aggregate outstanding balance of $36.0 million and accrued interest of $1.0 million as of March 31, 2013.  The remaining balance of this is held on the books of TCI, the company’s parent.  As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan and as of April 12, 2011, the borrower is in default under the current loan documents and the lender accelerated the maturity of the indebtedness. On April 28, 2011, a one-year forbearance agreement was entered into between the borrower, the guarantor and the lender in order to temporarily suspend the lender from the exercise of its rights and remedies under the loan documents and foreclose on the property.  The forbearance period has been extended to and has expired on May 12, 2013 but the Company believes the lender will continue to extend the forbearance period or the Company will pursue other financing options by refinancing the mortgage note or purchasing the mortgage note from the existing lender.  It requires the borrower to make monthly payments of $150,000.  This balance of the notes payable also includes a property tax loan in the amount of $4,449 that accrues interest at 12.50% and matures on June 1, 2020.

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

	TCI	Pillar	Total
Related party receivable, December 31, 2012	$58,534	$-	58,534
Cash transfers	-	954	954
Advisory fees	-	(204)	(204)
Net income fee	-	(56)	(56)
POA fees	-	(14)	(14)
Cost reimbursements	-	(43)	(43)
Expenses paid by advisor	-	(15)	(15)
Financing (mortgage payments)	-	(346)	(346)
Interest income	595	-	595
Purchase of obligation	276	(276)	-
Related party receivable, March 31, 2013	$59,405	$-	$59,405

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

NOTE 7. OPERATING SEGMENTS

Our segments are based on management’s method of internal reporting which classifies its operations by property type. The segments are land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests and net loss from discontinued operations before gains on sale of real estate.

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating segment information for the three months ended March 31, 2013 and 2012 (dollars in thousands):

For the Three Months Ended March 31, 2013	Land	Other	Total
Operating revenue			$-
Operating expenses	14		14
Mortgage and loan interest	288		288
Interest income		1,407	1,407
Segment operating income (loss)	$(302)	$1,407	$1,105
Capital expenditures			-
Assets	24,511		24,511

For the Three Months Ended March 31, 2012	Land	Other	Total
Operating revenue			$-
Operating expenses	31		31
Depreciation and amortization			-
Mortgage and loan interest	276		276
Interest income		1,183	1,183
Gain on land sales			-
Segment operating income (loss)	$(307)	$1,183	$876
Capital expenditures			-
Assets	24,511		24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended
	March 31,
	2013	2012
Segment operating income	$1,105	$876
Other non-segment items of income (expense)
General and administrative	(188)	(154)
Advisory fee	(204)	(198)
Equity from unconsolidated subsidiaries and investees	-	(10)
Net income fee to advisor	-	-
Income tax expense	(6)	(2)
Income from continuing operations	$707	$512

The table below reconciles the segment assets to total assets:

	March 31,
	2013	2012
Segment assets	$24,511	$24,511
Investments in real estate partnerships	-	27
Other assets and receivables	85,602	83,976
Total assets	$110,113	$108,514

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2013.  Included in the loss from discontinued operations are legal expenses relating to a commercial property sold in 2011. There were no properties sold in 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Revenue and Expenses
Rental	$-	$-
Property operations	-	-
	-	-
Other Income (expense)
Interest	-	-
General and administration	(18)	(7)
Depreciation	-	-
	(18)	(7)
Net loss from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	(18)	(7)
Gain on sale of discontinued operations	-	-
Loss from discontinued operations, net of non-controlling interest before tax	(18)	(7)
Tax benefit	6	2
Loss from discontinued operations, net of non-controlling interest	$(12)	$(5)

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

NOTE 10. SUBSEQUENT EVENTS

On May 18, 2010, we sold our 10.0% investment in TCI Eton Square, LP to TX Highland RS Corp, a related party, for a sales price of $1.37 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. A three-year note receivable for the full sales price was given as consideration, with an interest rate of prime plus 2%, payable at maturity on May 18, 2013.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the investment remained on the books.   A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 8, 2013, when the existing lender took possession of the property.  IOT’s investment in TCI Eton Square, LP was zero, therefore recorded no gain or loss on the sale of its investment.

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

The risks included here are not exhaustive.  Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review.  There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of March 31, 2013, we owned or had interests in 178.1 acres of land, located in Texas and held for future development or sale.

Our primary source of revenue is from the interest income on $25.4 million of notes receivable due from related parties.

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

Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.  Although the Board of Directors is directly responsible for managing the affairs of IOT, and for setting the policies which guide it, the day-to-day operations of IOT are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with IOT’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and ARL.  We have no employees.

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  The FASB Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2013 and 2012, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended March 31, 2013 to the same period ended 2012

We had net income of $695,000 or $0.17 per diluted earnings per share for the period ended March 31, 2013, as compared to net income applicable to common shares of $507,000 or $0.12 per diluted earnings per share for the same period ended 2012.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended March 31, 2013, nor for the prior period ended 2012.

Expenses

Property operating expenses were $14,000 for the three months ended March 31, 2013.  This represents an decrease of $17,000, as compared to the prior period operating expenses of $31,000.  There was a decrease in property operating expenses related to the land portfolio due to a decrease in POA fees.

General and administrative expenses were $188,000 for the three months ended March 31, 2013.  This represents an increase of $34,000, as compared to the prior period general and administrative services of $154,000.  The increase was primarily due to an increase in the net income fee due to our Affiliate for $14,000 and professional fees for $20,000.

Other income (expense)

Interest income was $1.4 million for the three months ended March 31, 2013.  This represents an increase of $224,000 as compared to the prior period interest income of $1.2 million.  The increase was related to the note receivables from Unified Housing Foundation, Inc. due to the modification of the cash surplus notes and the early termination of the preferred interest rate period, increasing the interest rate from 5.25% to the original note rate of 12.0%.

There were no earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP for the three months ended March 31, 2013.  This investment is accounted for under the equity method and recognizes its portion of the current period earnings.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2013.  Included in the loss from discontinued operations is legal expenses relating to a commercial property sold in 2011. There were no properties sold in 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Revenue and Expenses
Rental	$-	$-
Property operations	-	-
	-	-
Other Income (expense)
Interest	-	-
General and administration	(18)	(7)
Depreciation	-	-
	(18)	(7)
Net loss from discontinued operations before gains on sale of real estate, taxes, fees and non-controlling interest	(18)	(7)
Gain on sale of discontinued operations	-	-
Loss from discontinued operations, net of non-controlling interest before tax	(18)	(7)
Tax benefit	6	2
Loss from discontinued operations, net of non-controlling interest	(12)	$(5)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

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

Cash flow summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	March 31,
	2013	2012	Variance

Net cash provided by operating activities	$871	$2,674	$(1,803)
Net cash used in investing activities	$(871)	$(2,609)	$1,738
Net cash used in financing activities	$-	$(54)	$54

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash is from interest income on notes receivable.  In the prior period, a note receivable due from UHF was paid off from refinance proceeds, generating more cash flow in the prior period.

Our primary cash outlays for investing activities are for investment of excess cash with our Advisor.  During the current period, there was a decrease in the net cash used in investing activities as compared to the prior period, mainly due to the proceeds received on the notes receivable in the prior period, allowing the Company to invest more net cash with our Advisor in the prior period.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  During the current periods, the Company was not obligated to repay any debt obligations, outside of current accrued interest.

We did not pay quarterly dividends in 2013 or 2012.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carryforwards available for 2013 and has a loss for federal income tax purposes after consolidation in the ARL group for the first three months of 2013; therefore, it recorded no provision for income taxes.

At March 31, 2013, IOT had a net deferred tax asset of approximately $1,460,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

In prior periods, IOT was part of the ARL consolidated federal group.  During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by Realty Advisors Management, Inc.  As a result, IOT joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2013, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$27,710	4.25%	$277
Total decrease in IOT’s annual net income			277
Per share			$0.07

ITEM  4.                  CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the first quarter of 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance as of December 31, 2012			1,034,761	615,239
January 31, 2013	-	$-	1,034,761	615,239
February 28, 2013	-	$-	1,034,761	615,239
March 31, 2013	-	$-	1,034,761	615,239

Total	-

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 10, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________
*	Filed herewith