Form 10-Q
period 2013-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2013-08-14
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 5, 2013)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	27,560	27,002
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	25,734	25,176

Cash and cash equivalents	13	2
Receivable and accrued interest from related parties	58,823	58,534
Other assets	1,855	1,283
Total assets	$110,936	$109,506

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$28,399	$28,508
Deferred gain (from sales to related parties)	5,127	5,127
Accounts payable and other liabilities	347	149
	33,873	33,784
Commitments and contingencies:
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2013 and 2012	42	42
Treasury stock at cost, 5,461 shares in 2013 and 2012	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	15,105	13,764
Total shareholders' equity	77,063	75,722
Total liabilities and shareholders' equity	$110,936	$109,506

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-	$-

Expenses:
Property operating expenses (including $10 and $14 for the three months and $24 and $43 for the six months ended 2013 and 2012 respectively from related parties)	9	14	23	45
General and administrative (including $123 and $117 for the three months and $222 and $200 for the six months ended 2013 and 2012 respectively from related parties)	261	207	449	360
Advisory fee to related party	207	205	412	402
Total operating expenses	477	426	884	807
Operating loss	(477)	(426)	(884)	(807)

Other income (expense):
Interest income from related parties	1,417	1,713	2,824	2,896
Mortgage and loan interest	(294)	(277)	(581)	(552)
Earnings from unconsolidated subsidiaries and investees	-	(12)	-	(23)
Total other income	1,123	1,424	2,243	2,321
Income from continuing operations before tax	646	998	1,359	1,514
Income tax expense	-	-	(6)	(3)
Net income from continuing operations	646	998	1,353	1,511
Discontinued operations:
Loss from discontinued operations	-	-	(18)	(9)
Loss on the sale of real estate from discontinued operations	-	-	-	-
Income tax benefit from discontinued operations	-	-	6	3
Net loss from discontinued operations	-	-	(12)	(6)
Net income	646	998	1,341	1,505

Earnings per share - basic
Income from continuing operations	$0.15	$0.24	$0.32	$0.36
Loss from discontinued operations	-	-	-	-
Net income applicable to common shares	$0.15	$0.24	$0.32	$0.36

Earnings per share - diluted
Income from continuing operations	$0.15	$0.24	$0.32	$0.36
Loss from discontinued operations	-	-	-	-
Net income applicable to common shares	$0.15	$0.24	$0.32	$0.36

Weighted average common share used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common share used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2013
(unaudited)
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2012	$75,722	4,173,675	$42	$(39)	$61,955	$13,764
Net income	1,341	-	-	-	-	1,341

Balance, June 30, 2013	$77,063	4,173,675	$42	$(39)	$61,955	$15,105

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30,
	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,341	$1,505
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
Loss on sale of income-producing properties	-	-
Provision on impairment of real estate assets	-	-
Earnings from unconsolidated subsidiaries and investees	-	23
(Increase) decrease in assets:
Accrued interest receivable	(558)	1,548
Other assets	(572)	40
Increase (decrease) in liabilities:
Accrued interest payable	(109)	552
Other liabilities	198	68
Net cash provided by operating activities	300	3,736

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	2,990
Proceeds from sales of land	-	-
Proceeds from sales of income-producing properties	-	-
Related party receivable	(289)	(6,046)
Net cash used in investing activities	(289)	(3,056)

Cash Flow From Financing Activities:
Payments on notes payable	-	(670)
Payments on maturing notes payable	-	-
Deferred financing costs	-	-
Net cash used in financing activities	-	(670)

Net increase in cash and cash equivalents	11	10
Cash and cash equivalents, beginning of period	2	1
Cash and cash equivalents, end of period	$13	$11

Supplemental disclosures of cash flow information:
Cash paid for interest	$581	$552
Cash received for income taxes	$-	$-

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

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.1% of the Company’s common stock.  Effective July 17, 2009, IOT’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries.  IOT is a “C” Corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL.  ARL is the common parent for the consolidated group.  We have no employees.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At June 30, 2013, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of June 30, 2013, IOT was not the primary beneficiary of a VIE.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities is included in net income.  Our investment in TCI Eton Square, LP was accounted for under the equity method.  As of April 8, 2013 the underlying asset owned by this entity was transferred to the existing lender in a settlement agreement and IOT no longer recorded on its books, an investment in this entity.  The investment was previously written down to a zero basis and at the date of the transfer IOT recorded no gain or loss on the transfer.

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

The Company entered into a sales contract with an independent third party, for 100 acres of Travelers land for $17.5 million or $4.02/sf.  The buyer is entitled to an inspection period, which expires August 15, 2013.  This land is collateral on a mortgage note, see Note 5. “Notes and Interest Payable” for details.

NOTE 3. NOTES AND INTEREST RECEIVABLE FROM RELATED PARTIES

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

At June 30, 2013, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $25.7 million.

Our mortgage notes receivable consist of junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	100% Membership Interest in Unified Housing of Tivoli, LLC
Accrued interest			2,150
Total Performing			$ 27,560

Allowance for estimated losses			(1,826)
Total			$ 25,734

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

NOTE 4. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.  Investments accounted for via the equity method consists of the following:

Investee	Percent ownership
	2013	2012
TCI Eton Square, L.P. ("Eton Square")	0%	10%

Our interest in TCI Eton Square, LP in the amount of 10% was accounted for under the equity method because the general partner is a related party and exercised significant influence over the operations and financial activities. Accordingly, the investment was carried at cost, adjusted for the companies’ proportionate share of earnings or losses.  Due to the losses accounted for under the equity method, our investment was at zero.

As of April 8, 2013 the underlying asset owned by this entity was transferred to the existing lender in a settlement agreement and IOT no longer recorded on its books as an investment in this entity.  IOT recorded no gain or loss on the transfer.

The market values as of the period ended June 30, 2013 and 2012 were not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of June 30,	2013	2012
Real estate, net of accumulated depreciation	$-	$12,761
Other assets	-	660
Notes payable	-	(9,363)
Other liabilities	-	(3,916)
Shareholders' equity/partners capital	$-	$(142)

For the Six Months Ended June 30,	2013	2012
Rental and other property revenues	$66	$308
Depreciation and amortization	20	116
Property operating expenses	39	221
Mortgage and loan interest	107	96
Loss from continuing operations	(100)	(125)
Net loss	$(100)	$(125)

Company's proportionate share of earnings	$-	$(12)

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of June 30, 2013 (dollars in thousands):

Lender	Maturity	Principal Balance
BDF TCI Mercer III, LLC*	04/12/13	$27,710
Propel Financial Services	06/01/20	4
Accrued interest		685
		$28,399

* This mortgage note represents the allocation, based upon the original funding, of a note with an aggregate outstanding balance of $36.0 million and accrued interest of $0.9 million as of June 30, 2013.  The remaining balance of this is held on the books of TCI, the company’s parent.  As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan and as of April 12, 2011, the borrower is in default under the current loan documents and the lender accelerated the maturity of the indebtedness. On April 28, 2011, a one-year forbearance agreement was entered into between the borrower, the guarantor and the lender in order to temporarily suspend the lender from the exercise of its rights and remedies under the loan documents and foreclose on the property.  The forbearance agreement has been subsequently modified and the Fourth Modification to the Forbearance Agreement expired on April 12, 2013.

On June 7, 2013 a wholly-owned subsidiary of the Company entered into a Settlement and Release Agreement and a Loan Purchase Agreement in order to purchase the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, at a discount.  Under the agreement, the Company is required to make monthly deposits of $250,000 through August 6, 2013 or, if an extension option is exercised, September 5, 2013, with a final lump sum payment of $28,663,277 due October 4, 2013.  Under these agreements, the Company also agreed to purchase an obligation known as the Lamar land loan, due by a subsidiary of its parent, TCI, from BDF.  The Lamar land loan is to be purchased for $1,836,723, requiring a cash payment of $336,723 due September 5, 2013 or, if the extension option is exercised, October 4, 2013, and two promissory notes of $750,000 each.  The promissory notes will accrue interest at 5% and are due in full on the maturity dates, which will be six and twelve months from the closing date of September 5, 2013 or, if the extension option is exercised, October 4, 2013.

During this time, the Company is still obligated to make monthly mortgage payments of $150,000 per month according to the Fourth Modification to the Forbearance Agreement.

There is also a property tax loan in the amount of $4,449 that accrues interest at 12.50% and matures on June 1, 2020.

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

	TCI	Pillar	Total
Related party receivable, December 31, 2012	$58,534	$-	58,534
Cash transfers	-	556	556
Advisory fees	-	(411)	(411)
Net income fee	-	(104)	(104)
POA fees	-	(24)	(24)
Cost reimbursements	-	(118)	(118)
Expenses paid by advisor	-	(110)	(110)
Financing (mortgage payments)	-	(692)	(692)
Interest income	1,192	-	1,192
Purchase of obligation	(903)	903	-
Related party receivable, June 30, 2013	$58,823	$-	$58,823

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating segment information for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

For the Three Months Ended June 30, 2013	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	9	-	9
Mortgage and loan interest	294	-	294
Interest income	-	1,417	1,417
Segment operating income (loss)	$(303)	$1,417	$1,114
Capital expenditures	-	-	-
Real estate assets	24,511	-	24,511

For the Three Months Ended June 30, 2012	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	14	-	14
Mortgage and loan interest	277	-	277
Interest income	-	1,713	1,713
Segment operating income (loss)	$(291)	$1,713	$1,422
Capital expenditures	-	-	-
Real estate assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	June 30,
	2013	2012
Segment operating income	$1,114	$1,422
Other non-segment items of income (expense)
General and administrative	(261)	(207)
Advisory fee	(207)	(205)
Equity from unconsolidated subsidiaries and investees	-	(12)
Income from continuing operations	$646	$998

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2013	2012
Segment assets	$24,511	$24,511
Notes and interest receivable	25,734	25,247
Other assets and related party receivables	60,691	59,738
Total assets	$110,936	$109,496

For the Six Months Ended June 30, 2013	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	23	-	23
Mortgage and loan interest	581	-	581
Interest income	-	2,824	2,824
Segment operating income (loss)	$(604)	$2,824	$2,220
Capital expenditures	-	-	-
Real estate assets	24,511	-	24,511

For the Six Months Ended June 30, 2012	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	45	-	45
Mortgage and loan interest	552	-	552
Interest income	-	2,896	2,896
Segment operating income (loss)	$(597)	$2,896	$2,299
Capital expenditures	-	-	-
Real estate assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended
	June 30,
	2013	2012
Segment operating income	$2,220	$2,299
Other non-segment items of income (expense)
General and administrative	(449)	(360)
Advisory fee	(412)	(402)
Equity from unconsolidated subsidiaries and investees	-	(23)
Income tax expense	(6)	(3)
Income from continuing operations	$1,353	$1,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2013	2012
Segment assets	$24,511	$24,511
Notes and interest receivable	25,734	25,247
Other assets and related party receivables	60,691	59,738
Total assets	$110,936	$109,496

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2013.  Included in the loss from discontinued operations are legal expenses relating to a commercial property sold in 2011. There were no properties sold in 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.

The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Rental and other property revenues	$-	$-	$-	$-
Other income	-	-	-	-
	-	-	-	-
Expenses
Property operating expense	-	-	-	-
Mortgage and loan interest expense	-	-	-	-
Loan cost amortization	-	-	-	-
Loan fee expense	-	-	-	-
General and administrative	-	-	18	9
Depreciation and amortization	-	-	-	-
Advisory fees	-	-	-	-
Provision on impairment of real estate assets	-	-	-	-
	$-	$-	$18	$9
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	-	-	(18)	(9)
Gain on sale of discontinued operations	-	-	-	-
Equity in investee	-	-	-	-
Loss from discontinued operations	$-	$-	$(18)	$(9)
Income tax benefit	-	-	6	3
Net loss from discontinued operations	$-	$-	$(12)	$(6)

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

NOTE 10. SUBSEQUENT EVENTS

There were no subsequent events for the period ending June 30, 2013.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of June 30, 2013, we owned or had interests in 178.1 acres of land, located in Texas and held for future development or sale.  We have no employees.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months and six months ended June 30, 2013 and 2012, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended June 30, 2013 to the same period ended 2012

We had net income of $646,000 or $0.15 per diluted earnings per share for the period ended June 30, 2013, as compared to net income of $998,000 or $0.24 per diluted earnings per share for the same period ended 2012.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended June 30, 2013, nor for the prior period ended 2012.

Expenses

General and administrative expenses were $261,000 for the three months ended June 30, 2013.  This represents an increase of $54,000, as compared to the prior period general and administrative services of $207,000.  The increase was primarily due to an increase in the cost reimbursements to our Advisor and professional fees, offset by a decrease in the net income fee due to our Advisor.

Other income (expense)

Interest income was $1.4 million for the three months ended June 30, 2013.  This represents a decrease of $0.3 million as compared to the prior period interest income of $1.7 million.  The majority of the decrease is due to the cash received on one of the surplus cash flow notes from Unified Housing Foundation, Inc., in the prior period.  These were refinance proceeds received which allowed for the recognition of previously deferred interest income.  This decrease was offset by an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Mortgage and loan interest was $294,000 for the three months ending June 30, 2013.  This represents an increase of $17,000 as compared to the prior period mortgage and loan interest expense of $277,000.  The lender for the Mercer/Travelers land mortgage was applying 100% of the monthly debt service to principal until the October 2012 extension of the forbearance agreement. The lender reallocated the payments to accrued interest, thereby changing the amount of interest owed. We corrected our accruals to represent the change in allocation between principal and interest made by the lender, thereby increasing the principal balance and the interest due going forward.

There were no earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP for the three months ended June 30, 2013.  This investment was accounted for under the equity method and recognized its portion of the current period earnings until IOT recorded the sale of its investment on April 8, 2013.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2013.  There were no properties sold in 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.

The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

For the Three Months Ended June 30,
	2013	2012
Revenue
Rental and other property revenues	$-	$-
Other income	-	-
	-	-
Expenses
Property operating expense	-	-
Mortgage and loan interest expense	-	-
Loan cost amortization	-	-
Loan fee expense	-	-
General and administrative	-	-
Depreciation and amortization	-	-
Advisory fees	-	-
Provision on impairment of real estate assets	-	-
	$-	$-
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	-	-
Gain on sale of discontinued operations	-	-
Equity in investee	-	-
Loss from discontinued operations	$-	$-
Income tax expense	-	-
Net loss from discontinued operations	$-	$-

Comparison of the six months ended June 30, 2013 to the same period ended 2012

We had net income of $1.3 million or $0.32 per diluted earnings per share for the period ended June 30, 2013, as compared to a net income of $1.5 million or $0.36 per diluted earnings per share for the same period ended 2012.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the six months ended June 30, 2013, nor for the prior period ended 2012.

Expenses

Property operating expenses were $23,000 for the six months ended June 30, 2013.  This represents a decrease of $22,000, as compared to the prior period operating expenses of $45,000.  There was a decrease in property operating expenses related to the land portfolio due to a decrease in POA fees.

General and administrative expenses were $449,000 for the six months ended June 30, 2013.  This represents an increase of $89,000 as compared to the prior period general and administrative expenses of $360,000.  The increase was primarily due to an increase in the cost reimbursements to our Advisor and professional fees, offset by a decrease in the net income fee due to our Advisor.

Other income (expense)

Interest income was $2.8 million for the six months ended June 30, 2013.  This represents a decrease of $0.1 million as compared to the prior period interest income of $2.9 million.  The majority of the decrease is due to the cash received on one of the surplus cash flow notes from Unified Housing Foundation, Inc., in the prior period.  These were refinance proceeds received which allowed for the recognition of previously deferred interest income.  This decrease was offset by an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Mortgage loan and interest expense was $581,000 for the six months ended June 30, 2013.  This represents an increase of $29,000 as compared to the prior period expense of $552,000.

There were no earnings from unconsolidated subsidiaries and investees relate to IOT’s 10.0% investment in TCI Eton Square, LP for the six months ended June 30, 2013.  This investment was accounted for under the equity method and recognized its portion of the current period earnings until IOT recorded the sale of its investment on April 8, 2013.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2013.  There were no properties sold in 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Six Months Ended June 30,
	2013	2012
Revenue
Rental and other property revenues	$-	$-
Other income	-	-
	-	-
Expenses
Property operating expense	-	-
Mortgage and loan interest expense	-	-
Loan cost amortization	-	-
Loan fee expense	-	-
General and administrative	18	9
Depreciation and amortization	-	-
Advisory fees	-	-
Provision on impairment of real estate assets	-	-
	$18	$9
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(18)	(9)
Gain on sale of discontinued operations	-	-
Equity in investee	-	-
Loss from discontinued operations	$(18)	$(9)
Income tax benefit	6	3
Net loss from discontinued operations	$(12)	$(6)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

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

Management believes that it has adequate funding sources to complete the loan buyout described in Note 5. “Notes and Interest Payable” from the proceeds from the sales contract described in Note 2 “Real Estate Activity” and from securing new financing.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	June 30,
	2013	2012	Variance

Net cash provided by operating activities	$300	$3,736	$(3,436)
Net cash used in investing activities	$(289)	$(3,056)	$2,767
Net cash used in financing activities	$-	$(670)	$670

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

Inflation

The effects of inflation on our operations are not quantifiable.  Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in real estate costs.  Fluctuations in the rate of inflation also affect the sales value of properties and the ultimate gain to be realized from property sales.  To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings, as well as the cost of variable interest rate debt, will be affected.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2013, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the second quarter of 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance as of March 31, 2013			1,034,761	615,239
April 30, 2013	-	$-	1,034,761	615,239
May 31, 2013	-	$-	1,034,761	615,239
June 30, 2013	-	$-	1,034,761	615,239

Total	-

ITEM 6.     EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number		Description

3.0		Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1		Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.3
Advisory Agreement dated as of April 30, 2011 between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current on Form 10-Q for event of May 2, 2011).

10.4		Loan Purchase Agreement (without exhibits), dated as of June 7, 2013 between IORI Operating Inc. and BDF TCI Mercer III, LLC.

10.5
Settlement and Release Agreement dated June 7, 2013 among TCI Mercer Crossing, Inc., Income Opportunity Realty Investors, Inc., Transcontinental Lamar, Inc., Transcontinental Realty Investors, Inc., Prime Income Asset Management, LLC, American Realty Investors, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., BDF TCI Mercer III, LLC, and Transcontinental BDF III, LLC.

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

___________________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 14, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

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

10.3
Advisory Agreement dated as of April 30, 2011 between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current on Form 10-Q for event of May 2, 2011).

10.4		Loan Purchase Agreement (without exhibits), dated as of June 7, 2013 between IORI Operating Inc. and BDF TCI Mercer III, LLC.

10.5
Settlement and Release Agreement dated June 7, 2013 among TCI Mercer Crossing, Inc., Income Opportunity Realty Investors, Inc., Transcontinental Lamar, Inc., Transcontinental Realty Investors, Inc., Prime Income Asset Management, LLC, American Realty Investors, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., BDF TCI Mercer III, LLC, and Transcontinental BDF III, LLC.

31.1	*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Interactive data files pursuant to Rule 405 of Regulation S-T.
__________________
*	Filed herewith