Form 10-Q
period 2013-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2013-11-14
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at November 5, 2013)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2013	2012
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	28,388	27,002
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	26,562	25,176

Cash and cash equivalents	3	2
Receivable and accrued interest from related parties	57,972	58,534
Other assets	2,226	1,283
Total assets	$111,274	$109,506

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$28,350	$28,508
Deferred gain (from sales to related parties)	5,127	5,127
Accounts payable and other liabilities	109	149
Total liabilities	33,586	33,784
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000. issued 4,173,675 and outstanding 4,168,214 shares in 2013 and 2012	42	42
Treasury stock at cost, 5,461 shares in 2013 and 2012	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	15,730	13,764
Total shareholders' equity	77,688	75,722
Total liabilities and shareholders' equity	$111,274	$109,506

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-	$-

Expenses:
Property operating expenses (including $13 and $11 for the three months and $36 and $53 for the nine months ended 2013 and 2012, respectively, from related parties)	49	14	72	60
General and administrative (including $60 and $34 for the three months and $178 and $115 for the nine months ended 2013 and 2012, respectively, from related parties)	192	42	536	283
Net income fee to related party	55	23	159	141
Advisory fee to related party	209	206	621	609
Total operating expenses	505	285	1,388	1,093
Net operating loss	(505)	(285)	(1,388)	(1,093)

Other income (expenses):
Interest income from related parties	1,427	972	4,251	3,868
Mortgage and loan interest	(297)	(276)	(879)	(828)
Earnings from unconsolidated subsidiaries and investees	-	(14)	-	(37)
Total other income	1,130	682	3,372	3,003
Net income from continuing operations before tax	625	397	1,984	1,910
Income tax expense	-	(14)	(6)	(17)
Net income from continuing operations	625	383	1,978	1,893
Discontinued operations:
Net loss from discontinued operations	-	(41)	(18)	(48)
Gain (loss) on the sale of real estate from discontinued operations	-	-	-	-
Income tax benefit from discontinued operations	-	14	6	17
Net loss from discontinued operations	-	(27)	(12)	(31)
Net income	$625	$356	$1,966	$1,862

Earnings per share - basic
Net income from continuing operations	$0.15	$0.09	$0.47	$0.45
Net loss from discontinued operations	-	(0.01)	-	(0.01)
Net income applicable to common shares	$0.15	$0.08	$0.47	$0.44

Earnings per share - diluted
Net income from continuing operations	$0.15	$0.09	$0.47	$0.45
Net loss from discontinued operations	-	(0.01)	-	(0.01)
Net income applicable to common shares	$0.15	$0.08	$0.47	$0.44

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013
(unaudited, dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2012	$75,722	4,173,675	$42	$(39)	$61,955	$13,764
Net income	1,966	-	-	-	-	1,966

Balance, September 30, 2013	$77,688	4,173,675	$42	$(39)	$61,955	$15,730

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended
	September 30,
	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,966	$1,862
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Earnings from unconsolidated subsidiaries and investees	-	37
Decrease (increase) in assets:
Accrued interest receivable	(1,386)	2,327
Other assets	(943)	40
Decrease in liabilities:
Accrued interest payable	(158)	-
Other liabilities	(40)	(10)
Net cash provided by (used in) operating activities	(561)	4,256

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	2,990
Related party receivables	562	(7,047)
Net cash provided by (used in) investing activities	562	(4,057)

Cash Flow From Financing Activities:
Payments on notes payable	-	(189)
Net cash used in financing activities	-	(189)

Net increase in cash and cash equivalents	1	10
Cash and cash equivalents, beginning of period	2	1
Cash and cash equivalents, end of period	$3	$11

Supplemental disclosures of cash flow information:
Cash paid for interest	$879	$828

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “IOT”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries.  Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  The Company is headquartered in Dallas, Texas, and its common stock trades on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.1% of the Company’s common stock.  Effective July 17, 2009, IOT’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries.  IOT is a “C” Corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL and its ultimate parent, Realty Advisors Management, Inc.  We have no employees.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At September 30, 2013, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2012, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Certain 2012 financial statement amounts have been reclassified to conform to the 2013 presentation, including adjustments for discontinued operations.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of September 30, 2013, IOT was not the primary beneficiary of a VIE.

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

Real Estate, Depreciation and Impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives.  Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements – 10-40 years; furniture, fixtures and equipment – 5-10 years).  The Company continually evaluates the recoverability of the carrying value of our real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment”.  Factors considered by management in evaluating impairment of our existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature.  Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date.  If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

Newly Issued Accounting Pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our Consolidated Financial Statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results of operations.

NOTE 2. REAL ESTATE ACTIVITY

Our properties consist of 178.1 acres of land, located in Texas, held for future development or sale.

Land	Location	Acres
Mercer Crossing/Travelers Land	Farmers Branch, TX	178.10
	Total Land/Development	178.10

The Company entered into a sales contract with an independent third party, for 100 acres of Travelers land for $17.5 million or $4.02/sf.  The buyer is entitled to an inspection period and has not terminated the agreement.  This land is collateral on a mortgage note, see Note 5. “Notes and Interest Payable” for details.

NOTE 3. NOTES AND INTEREST RECEIVABLE FROM RELATED PARTIES

Junior Mortgage Loans.    Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

At September 30, 2013, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $26.6 million.

Our mortgage notes receivable consist of junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$ 1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,363	Membership Interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	100% Membership Interest in Unified Housing of Tivoli, LLC
Accrued interest			2,978
Total Performing			$ 28,388

Allowance for doubtful accounts			(1,826)
Total			$ 26,562

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

Our interest in TCI Eton Square, LP was 0% and 10% as of September 30, 2013 and September 30, 2012, respectively.  We accounted for this interest under the equity method because the general partner is a related party and exercised significant influence over the operations and financial activities. Accordingly, the investment was carried at cost, adjusted for the companies’ proportionate share of earnings or losses.  Due to the losses accounted for under the equity method, our investment was at zero.

On April 8, 2013 the underlying asset owned by this entity was transferred to the existing lender in a settlement agreement and was no longer recorded as an investment.  IOT recorded no gain or loss on the transfer.

The market value as of September 30, 2013 was zero, due to the transfer.  The market value as of September 30, 2012 was not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of September 30,	2013	2012
Real estate, net of accumulated depreciation	$-	$12,586
Other assets	-	659
Notes payable	-	(9,363)
Other liabilities	-	(3,950)
Partners' capital	-	68

For the Nine Months Ended September 30,	2013	2012
Rental and other property revenues	$224	$866
Depreciation and amortization	(140)	(350)
Property operating expenses	(224)	(636)
General and administrative	(5)	-
Mortgage and loan interest	(155)	(314)
Loss from continuing operations	(300)	(434)
Income from discontinued operations	-	-
Net loss	$(300)	$(434)

Company's proportionate share of earnings	$(30)	$(43)

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of September 30, 2013 (dollars in thousands):

Lender	Maturity	Principal Balance
BDF TCI Mercer III, LLC*	04/12/13	$27,710
Propel Financial Services	06/01/20	4
Accrued interest		636

		$28,350

* This mortgage note represents the allocation, based upon the original funding, of a note with an aggregate outstanding balance of $36.0 million and accrued interest of $0.9 million as of September 30, 2013.  The remaining balance of this note, $8.3 million, is held on the books of TCI, the Company’s parent.  As a joint grantor of the mortgage loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include, but are not limited to, payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.  Since April 11, 2010, interest has accrued on the loan and as of April 12, 2011, the borrower is in default under the current loan documents and the lender accelerated the maturity of the indebtedness. On April 28, 2011, a one-year forbearance agreement was entered into between the borrower, the guarantor and the lender in order to temporarily suspend the lender from the exercise of its rights and remedies under the loan documents and foreclose on the property.  The forbearance agreement has been subsequently modified and the Fourth Modification to the Forbearance Agreement expired on April 12, 2013.

On June 7, 2013 a wholly-owned subsidiary of the Company entered into a Settlement and Release Agreement and a Loan Purchase Agreement to purchase at a discount the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender.  The Company is required to make four deposits of $250,000 through September 5, 2013 and close on October 5, 2013.

On October 5, 2013, the Loan Purchase Agreement was modified.  The Company was required to pay an extension fee of $300,000 and the close was extended to November 5, 2013.  The Company has the option to pay a second extension fee of $400,000 and extend the close to December 5, 2013.  A final lump sum payment of $28,663,277 will be due at closing.  The Company also agreed to purchase an obligation known as the Lamar land loan, due by a subsidiary of its parent, TCI, from BDF.  The Lamar land loan is to be purchased for $1,836,723. This loan will also be due at closing.

From June 7, 2013 through September 5, 2013, the Company was still obligated to make monthly mortgage payments of $150,000 for the Travelers land loan according to the Fourth Modification to the Forbearance Agreement, and $3,500 for the Lamar land loan.

There is also a property tax loan in the amount of $4,256 that accrues interest at 12.50% and matures on June 1, 2020.

NOTE 6. RECEIVABLE FROM AND PAYABLE TO RELATED PARTIES

From time to time, IOT and its related parties have made unsecured advances to each other which include transactions involving the purchase, sale, and financing of property.  In addition, we have a cash management agreement with our Advisor.  The agreement provides for excess cash to be invested in and managed by our Advisor, Pillar, a related party.  The table below reflects the various transactions between IOT, Pillar, and TCI (dollars in thousands):

	TCI	Pillar	Total
Related party receivable, December 31, 2012	$58,534	$-	$58,534
Cash transfers	-	(348)	(348)
Advisory fees	-	(621)	(621)
Net income fee	-	(159)	(159)
Cost reimbursements	-	(178)	(178)
Expenses paid by advisor	-	(8)	(8)
Financing (mortgage payments)	-	(1,039)	(1,039)
Interest income	1,791	-	1,791
Purchase of obligation	(2,353)	2,353	-
Related party receivable, September 30, 2013	$57,972	$-	$57,972

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating segment information for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

For the Three Months Ended September 30, 2013	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	49	-	49
Mortgage and loan interest	297	-	297
Interest income from related parties	-	1,427	1,427
Segment operating income (loss)	$(346)	$1,427	$1,081

Real estate assets	24,511	-	24,511

For the Three Months Ended September 30, 2012	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	14	-	14
Mortgage and loan interest	276	-	276
Interest income from related parties	-	972	972
Segment operating income (loss)	$(290)	$972	$682

Real estate assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	September 30,
	2013	2012
Segment operating income	$1,081	$682
Other non-segment items of income (expense)
General and administrative	(192)	(42)
Net income fee due to related party	(55)	(23)
Advisory fee to related party	(209)	(206)
Equity from unconsolidated subsidiaries and investees	-	(14)
Income tax expense	-	(14)
Net income from continuing operations	$625	$383

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2013	2012
Real estate assets	$24,511	$24,511
Notes and interest receivable	26,562	24,469
Other assets	60,201	60,724
Total assets	$111,274	$109,704

For the Nine Months Ended September 30, 2013	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	72	-	72
Mortgage and loan interest	879	-	879
Interest income from related parties	-	4,251	4,251
Segment operating income (loss)	$(951)	$4,251	$3,300

Real estate assets	24,511	-	24,511

For the Nine Months Ended September 30, 2012	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	60	-	60
Mortgage and loan interest	828	-	828
Interest income from related parties	-	3,868	3,868
Segment operating income (loss)	$(888)	$3,868	$2,980

Real estate assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended
	September 30,
	2013	2012
Segment operating income	$3,300	$2,980
Other non-segment items of income (expense)
General and administrative	(536)	(283)
Net income fee due to related party	(159)	(141)
Advisory fee to related party	(621)	(609)
Equity from unconsolidated subsidiaries and investees	-	(37)
Income tax expense	(6)	(17)
Net income from continuing operations	$1,978	$1,893

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2013	2012
Real estate assets	$24,511	$24,511
Notes and interest receivable	26,562	24,469
Other assets	60,201	60,724
Total assets	$111,274	$109,704

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2013.  Included in the loss from discontinued operations are legal expenses relating to a commercial property sold in 2011. There were no properties sold in 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.

The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental and other property revenues	$-	$-	$-	$-

Expenses:
Property operating expense	-	1	-	1
General and administrative	-	40	18	47
Total operating expenses	-	41	18	48
Loss from discontinued operations	-	(41)	(18)	(48)

Income tax benefit	-	14	6	17
Net loss from discontinued operations	$-	$(27)	$(12)	$(31)

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2013 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation. IOT is involved in various lawsuits arising in the ordinary course of business.  Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

NOTE 10. SUBSEQUENT EVENTS

There were no subsequent events for the period ending September 30, 2013.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of September 30, 2013, we owned or had interests in 178.1 acres of land, located in Texas and held for future development or sale.  We have no employees.

Our primary source of revenue is from the interest income on over $25.4 million of notes receivable due from related parties.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months and nine months ended September 30, 2013 and 2012, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended September 30, 2013 to the same period ended 2012

We had net income of $625,000 or $0.15 per diluted earnings per share for the period ended September 30, 2013, as compared to net income of $356,000 million or $0.08 per diluted earnings per share for the same period ended 2012.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended September 30, 2013, nor for the prior period ended 2012.

Expenses

Property operating expenses were $49,000 for the three months ended September 30, 2013.  This represents an increase of $35,000, as compared to the prior period operating expenses of $14,000.  This increase was due to expenses for professional services relating to the land portfolio.

General and administrative expenses were $192,000 for the three months ended September 30, 2013.  This represents an increase of $150,000, as compared to the prior period general and administrative expenses of $42,000.  This increase was primarily due to an increase in professional fees and the cost reimbursements to our Advisor.

Other income (expense)

Interest income was $1.4 million for the three months ended September 30, 2013.  This represents an increase of $0.4 million as compared to the prior period interest income of $1.0 million.   This increase was due to an agreement made on January 1, 2013, whereby the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Mortgage and loan interest was $297,000 for the three months ending September 30, 2013.  This represents an increase of $21,000 as compared to the prior period mortgage and loan interest expense of $276,000.  The lender for the Mercer/Travelers land mortgage was applying 100% of the monthly debt service to principal until the October 2012 extension of the forbearance agreement. The lender reallocated the payments to accrued interest, thereby changing the amount of interest owed.

There were no earnings from unconsolidated subsidiaries and investees relating to IOT’s investment in TCI Eton Square, LP for the three months ended September 30, 2013.  This investment was accounted for under the equity method and recognized its portion of the prior period earnings until IOT recorded the sale of its investment on April 8, 2013.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2013.  There were no properties sold in 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.

The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	September 30,
	2013	2012
Revenues:
Rental and other property revenues	$-	$-

Expenses:
Property operating expense	-	1
General and administrative	-	40
Total operating expenses	-	41
Loss from discontinued operations	-	(41)

Income tax benefit	-	14
Net loss from discontinued operations	$-	$(27)

Comparison of the nine months ended September 30, 2013 to the same period ended 2012

We had net income of $2.0 million or $0.47 per diluted earnings per share for the nine months ended September 30, 2013, as compared to a net income of $1.9 million or $0.44 per diluted earnings per share for the same nine months ended 2012.

Revenues
Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the nine months ended September 30, 2013, nor for the prior period ended 2012.

Expenses

Property operating expenses were $72,000 for the nine months ended September 30, 2013.  This represents an increase of $12,000, as compared to the prior period operating expenses of $60,000.  This increase was due to an increase in professional services relating to the land portfolio, offset by a decrease in POA fees.

General and administrative expenses were $536,000 for the nine months ended September 30, 2013.  This represents an increase of $253,000 as compared to the prior period expenses of $283,000.  This increase relates to the other portfolio and was primarily due to an increase in professional fees and the cost reimbursements to our Advisor.

Other income (expense)

Interest income was $4.3 million for the nine months ended September 30, 2013.  This represents an increase of $0.4 million as compared to the prior period interest income of $3.9 million.  This increase was due to an agreement made on January 1, 2013, whereby the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Mortgage loan and interest expense was $879,000 for the nine months ended September 30, 2013.  This represents an increase of $51,000 as compared to the prior period expense of $828,000.  The lender for the Mercer/Travelers land mortgage was applying 100% of the monthly debt service to principal until the October 2012 extension of the forbearance agreement. The lender reallocated the payments to accrued interest, thereby changing the amount of interest owed.

There were no earnings from unconsolidated subsidiaries and investees relating to IOT’s investment in TCI Eton Square, LP for the nine months ended September 30, 2013.  This investment was accounted for under the equity method and recognized its portion of the prior period earnings until IOT recorded the sale of its investment on April 8, 2013.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2013.  There were no properties sold in 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2013	2012
Revenues:
Rental and other property revenues	$-	$-

Expenses:
Property operating expense	-	1
General and administrative	18	47
Total operating expenses	18	48
Loss from discontinued operations	(18)	(48)

Income tax benefit	6	17
Net loss from discontinued operations	$(12)	$(31)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flows (dollars in thousands):

	September 30,
	2013	2012	Variance

Net cash provided by (used in) operating activities	$(561)	$4,256	$(4,817)
Net cash provided by (used in) investing activities	$562	$(4,057)	$4,619
Net cash used in financing activities	$-	$(189)	$189

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash is from interest income on notes receivable.  In the prior period, a note receivable due from UHF was paid off from refinance proceeds, generating more cash flow in the prior period.

Our primary cash outlays for investing activities are for investment of excess cash with our Advisor.  During the current period, cash was withdrawn from the investment with our Advisor.  The investing activity in the prior period was mainly due to the proceeds received on the notes receivable, allowing the Company to invest more net cash with our Advisor.

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

Inflation

The effects of inflation on our operations are not quantifiable. Fluctuations in the rate of inflation affect the sales value of properties and the ultimate gain to be realized from property sales.  To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings, as well as the cost of variable interest rate debt, will be affected.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carryforwards available for 2013 and has a loss for federal income tax purposes after consolidation in the ARL group for the first nine months of 2013; therefore, it recorded no provision for income taxes.

At September 30, 2013, IOT had a net deferred tax asset of approximately $1,460,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2013, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the third quarter of 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance as of June 30, 2013			1,034,761	615,239
July 31, 2013	-	$-	1,034,761	615,239
August 31, 2013	-	$-	1,034,761	615,239
September 30, 2013	-	$-	1,034,761	615,239

Total	-

ITEM 6.   EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number		Description
3.0		Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1		Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 14, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)