Form 10-K
period 2013-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2014-03-31
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File Number 001-14784

 Income Opportunity Realty Investors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-2615944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1603 LBJ Freeway, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
(469) 522-4200
Registrant’s Telephone Number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE MKT
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the common stock on the New York Stock Exchange Euronext as of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,879,919 based upon a total of 765,936 shares held as of June 30, 2013 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.
As of March 31, 2014, there were 4,168,214 shares of common stock outstanding.
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

PART I

ITEM 1.       BUSINESS

As used herein, the terms “IOT,” “the Company,” “We,” “Our,” or “Us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  Due to the completion of a tender offer by American Realty Investors, Inc. (“ARI”), a related party, on March 19, 2003, and the resulting concentration of ownership, IOT no longer met the requirement as of January 1, 2003 for tax treatment as a REIT.  As of December 31, 2013, Transcontinental Realty Investors, Inc. (“TCI”), a related party, owns approximately 81.12% of IOT’s outstanding shares of Common Stock. The Company is headquartered in Dallas, Texas, and its common stock trades on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

IOT is a “C” corporation for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, IOT filed an annual consolidated income tax return with ARL and TCI and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, IOT and the rest of the American Realty Investors, Inc. ("ARL") group joined the Realty Advisors Management, Inc. (“RAMI”) consolidated group for tax purposes.

IOT’s Board of Directors is responsible for directing the overall affairs of IOT and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under an Advisory Agreement that is reviewed annually by IOT’s Board of Directors. The directors of IOT are also directors of ARL and TCI.  The Chairman of the Board of Directors of IOT also serves as the Chairman of the Board of Directors of ARL and TCI.  The officers of IOT also serve as officers of ARL, TCI and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is RAMI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  Pillar also serves as an Advisor and Cash Manager to ARL and TCI. IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2013, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.  Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of the significant transactions for the ended December 31, 2013 are discussed below:

On December 30, 2013, the Company and its parent, TCI, paid off the Mercer/Travelers land and the Lamar land loans according to the Settlement and Release Agreement and a Loan Purchase Agreement executed on June 7, 2013.  According to the terms of the agreement, the Company and TCI purchased, at a discount, the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, for $29,635,211. The agreement also included the purchase of an obligation, known as the Lamar land loan, by a subsidiary of its parent, TCI, from BDF for $1,864,789, which was not discounted. The total settlement price of the agreement for the two loans was $31,500,000.  The result of this agreement was a jointly recognized gain of $7.5 million for the discount received.  Prior to the loan payoffs, the Company and TCI incurred extension fees of $1.08 million. IOT recorded a gain for the prorated share of the discount received of $5.8 million and an expense of $0.8 million for its share of the extension fees.

On December 30, 2013 RAI, a related party, obtained a $20 million mortgage to First NBC Bank on the behalf of IOT and TCI, secured by 178.1 acres of land owned by IOT and by 100.05 acres of land owned by TCI.  IOT and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based on the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

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

We had total indebtedness at December 31, 2013 of approximately $12.4 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

On December 31, 2013, our portfolio consisted of 178.1 contiguous acres of land held for development or sale. The table below shows information relating to the land owned:

Land	Location	Acres
Mercer Crossing/Travelers Land	Farmers Branch, TX	178.1
	Total Land/Development	178.1

The Company entered into a sales contract with an independent third party, for 100 acres of Mercer Crossing/Travelers land for $17.5 million or $4.02/sf.  The buyer was entitled to an inspection period, which expired August 15, 2013.  The contract has not been extended at this time and requires a change in zoning in order to proceed.  The future of this sales contract is unknown.

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

	2013		2012
	High	Low	High	Low
First Quarter	$4.00	$3.14	$1.61	$1.15
Second Quarter	$4.20	$3.16	$2.60	$1.34
Third Quarter	$5.60	$3.50	$4.78	$1.56
Fourth Quarter	$5.20	$4.35	$4.31	$2.51

On March 15, 2014, the closing sale price of the Company’s common stock on the NYSE MKT was $5.75 per share. The approximate number of record holders of our common stock at March 15, 2014 was 622.

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2013, 2012, or 2011. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance as of September 30, 2013			1,034,761	615,239
October 31, 2013	-	$-	1,034,761	615,239
November 30, 2013	-	$-	1,034,761	615,239
December 31, 2013	-	$-	1,034,761	615,239

Total	-

ITEM 6.        SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$-	$-	$-	$-	$3
Total operating expenses	2,346	1,396	1,388	1,395	1,456
Operating loss	(2,346)	(1,396)	(1,388)	(1,395)	(1,453)
Other income, net of other expenses	10,943	3,862	3,184	3,173	2,999
Income before gain on land sales, non-controlling interest, and taxes	8,597	2,466	1,796	1,778	1,546
Income tax benefit (expense)	(3,063)	(876)	(815)	52	(541)
Net income from continuing operations	5,534	1,590	981	1,830	1,005
Net income (loss) from discontinued operations	(16)	(69)	(312)	8	(85)
Net income	$5,518	$1,521	$669	$1,838	$920

PER SHARE DATA
Earnings per share - basic
Net income from continuing operations	$1.33	$0.38	$0.24	$0.44	$0.24
Net income (loss) from discontinued operations	(0.00)	(0.02)	(0.08)	0.00	(0.02)
Net income applicable to common shares	$1.33	$0.36	$0.16	$0.44	$0.22
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,264

Earnings per share - diluted
Net income from continuing operations	$1.33	$0.38	$0.24	$0.44	$0.24
Net income (loss) from discontinued operations	(0.00)	(0.02)	(0.08)	0.00	(0.02)
Net income applicable to common shares	$1.33	$0.36	$0.16	$0.44	$0.22
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,264

BALANCE SHEET DATA
Real estate, net	$24,511	$24,511	$24,511	$29,561	$29,503
Notes and interest receivable, net	$28,867	$25,176	$29,786	$36,579	$36,992
Total assets	$93,813	$104,379	$108,041	$117,087	$115,665
Notes and interest payables	$12,357	$28,508	$28,588	$36,604	$37,080
Shareholders' equity	$81,240	$75,722	$74,201	$73,532	$71,694
Book value per share	$19.49	$18.17	$17.80	$17.64	$17.20

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

Overview

Our primary business is in real estate holdings and investment in mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2013, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.  Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

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

Effective since January 1, 2011, Regis manages our commercial properties and provides brokerage services.  Regis is entitled to receive a fee for its property management and brokerage services.  See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management” and “Directors, Executive Officers and Corporate Governance – Real Estate Brokerage

We have historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of December 31, 2013, IOT is not the primary beneficiary of a VIE.

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

Sales to our parent, TCI, have previously been reflected at the fair value sales price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those asset sales, in the prior year, to reflect a sales price equal to the cost basis in the asset at the time of the sale.  The related party payables from TCI were reduced for the lower asset price.

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with w hich the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense. Our aggregate obligations subsequent to December 31, 2013 are shown in the table below (dollars in thousands):

	Total	2014	2015	2016-2018	Thereafter
Long-term debt obligation	$14,475	$742	$1,640	$12,092	$1
Capital lease obligation	-	-	-	-	-
Operating lease obligation	-	-	-	-	-
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the	-	-	-	-	-
Registrant's Balance Sheet under GAAP
Total	$14,475	$742	$1,640	$12,092	$1

Results of Operations

The following discussion is based on our Consolidated Financial Statements “Consolidated Statement of Operations” for the years ended December 31, 2013, 2012, and 2011 from Part II, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held for future development or sale. Our operating expenses relate primarily to the administration and maintenance costs associated with the land held for development or sale. The other segment consists of revenue and expenses related to the notes receivable and corporate entities.

We also have other income and expense items. We receive interest income from the funds deposited with our advisor at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income. Our other significant expense item is from the mortgage expense which includes interest payments on the debt secured by our land portfolio.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

We have net income of $5.5 million or $1.33 per diluted earnings per share for the year ended December 31, 2013, as compared to net income of $1.5 million or $0.36 per diluted earnings per share for the same period ended 2012.

Revenue

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the twelve months ended December 31, 2013 and December 31, 2012.

Expenses

General and administrative expenses were $734,000 for the twelve months ended December 31, 2013.  This represents an increase of $400,000, as compared to the prior period operating expenses of $334,000.  This increase relates to the other segment and was primarily due to increased professional fees.  In addition, there was an increase in cost reimbursements paid to our Advisor.

Net income fee was $695,000 for the twelve months ended December 31, 2013.  This represents an increase of $515,000, as compared to the prior period net income fee of $180,000.  The net income fee paid to Pillar is calculated at the rate of 7.5% of net income.  The net income increased from last year due to the $5.8 million discount recognized for the Company’s portion of the Mercer/Travelers land mortgage note buyout.

Other income (expense)

Interest income was $7.1 million for the twelve months ended December 31, 2013.  This represents an increase of $1.9 million in the current year, as compared to interest income of $5.2 million in the prior period. This increase was due to an agreement made on January 1, 2013, whereby the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for an early termination of the preferred interest rate.  The original note gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12%.

Other income was $5.8 million for the twelve months ended December 31, 2013.  There was no other income recorded in 2012.  On December 30, 2013 the Mercer/Travelers land mortgage note buyout was paid off at a discounted rate.  The Company recognized its prorated share of that discount, shared with its parent, TCI.

Loan charges were $0.8 million for the twelve months ended December 31, 2013.  There were no loan charges in 2012.  These charges were due to extension fees relating to the Mercer/Travelers land mortgage note buyout and were shared with the Company’s parent, TCI.

Income tax expense was $3.1 million for the twelve months ended December 31, 2013.  This represents an increase of $2.2 million as compared to the prior period income tax expense of $876,000.  The increase was due to the increase in the current period net income, as compared to the prior period.  IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009 and due to the positive net income in the current period, it used net operating losses from its parent(s) and is required to compensate for those losses used in the current period.

Discontinued operations

There were no properties sold in 2013 or 2012. The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2013	2012
Revenue
Rental and other property revenues	$-	$-
	-	-
Expenses
General and administrative	24	106
	$24	$106
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(24)	(106)
Income tax benefit	8	37
Net loss from discontinued operations	$(16)	$(69)

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

We had net income $1.5 million or $0.36 per diluted earnings per share for the year ended December 31, 2012, as compared to net income $669,000 or $0.16 per diluted earnings per share for the same period ended 2011.

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

Expenses

General and administrative expenses were $334,000 for the twelve months ended December 31, 2012.  This represents a decrease of $112,000, as compared to the prior period expenses of $446,000.  This decrease was mainly due to a decrease in professional fees and a decrease in cost reimbursements due to our Advisor.

Net income fee was $180,000 for the twelve months ended December 31, 2012.  This represents an increase of $126,000, as compared to the prior period net income fee of $54,000.  The net income fee paid to Pillar is calculated at the rate of 7.5% of net income.  The net income was higher than in the prior year due to a $1.5 million provision for loss that was booked for the sale of Eagle Crest in 2011.

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

Mortgage loan interest expense was $1.3 million for the twelve months ended December 31, 2012.  This represents an increase of $73,000 in the current year, as compared to interest expense of $1.2 million in the prior period.  The lender for the Travelers land mortgage, which was under a forbearance agreement in, was applying 100% of the monthly debt service to principal until the forbearance agreement was extended.  The lender reallocated the payments to accrued interest, thereby changing the amount of interest owed.  We adjusted our accruals to represent the change in allocation between principal and interest made by the lender.

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

Discontinued operations

There were no properties sold in 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2012	2011
Revenue
Rental and other property revenues	$-	$159
	-	159
Expenses
Property operating expense	-	27
Mortgage and loan interest expense	-	84
General and administrative	106	1
Provision on impairment of real estate assets	-	1,474
	106	1,586
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(106)	(1,427)
Gain on sale of discontinued operations	-	947
Income tax benefit	37	168
Net loss from discontinued operations	$(69)	$(312)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

 We may also issue additional equity securities, including common stock.  Management anticipates that our cash as of December 31, 2013, along with cash that will be generated in 2014 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

Financial Position

The following impacted our balance sheet as of December 31, 2013:

The notes and interest receivable balance increased due to the interest rate increase on the related party receivables.

The receivables and accrued interest from related parties balance decreased due to cash infusions from the Company’s parent, TCI.

There were no changes in real estate holding for the period.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $3,000 and $2,000 as of December 31, 2013 and December 31, 2012, respectively. The increase was a result of the following increases and decreases in cash flows:

	Year ended December 31,
	2013	2012	Variance
	(dollars in thousands)
Net cash provided by operating activities	$1,159	$3,385	$(2,226)
Net cash provided by (used in) investing activities	$14,200	$(3,384)	$17,584
Net cash used in financing activities	$(15,358)	$-	$(15,358)

         Net cash provided by operating activities is primarily related to the receipt of accrued interest on notes receivable from related parties and expenses relating to land and other segments.  Net cash provided by operating activities was lower in the current period due to an increase in professional services and tax sharing agreement expenses, due to our parent, TCI, offset by the discount received on the Mercer/Travelers land mortgage note buyout

The increase in the net cash provided by investing activities was due to the decrease in the related party receivables from our parent, TCI, by facilitating the payoff of the Mercer/Travelers land mortgage note buyout.

The net cash used in financing activities was to pay off the Mercer/Travelers land loan, net of new financing proceeds.  IOT borrowed funds in order to fund the debt payoff per the buyout agreement.

We paid no dividends in 2013, 2012, or 2011. It is unlikely that we will pay any quarterly dividends in 2014.

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

IOT is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IOT does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IOT’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IOT’s market risk is exposure to short-term interest rates from variable rate borrowings. If market interest rates for variable rate debt average 100 basis points more in 2014 than they did during 2013, IOT’s interest expense would increase and net income would decrease by $123,526. This amount is determined by considering the impact of hypothetical interest rates on IOT’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IOT’s financial structure.

The following table contains only those exposures that existed at December 31, 2013. Anticipation of exposures or risk on positions that could possibly arise was not considered. IOT’s ultimate interest rate risk and its affect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Note Receivable
Variable interest rate - fair value							$-
Instrument's maturities	$-	$-	$-	$-	$-	$-	$-
Instrument's amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$25,410
Instrument's maturities	$-	$-	$-	$-	$-	$25,410	$25,410
Instrument's amortization	-	-	-	-	-	-	-
Interest	3,049	3,049	3,049	3,049	3,049	42,688	57,933
Average Rate	12.00%	12.00%	12.00%	12.00%	12.00%	12.00%

Notes Payable	2014	2015	2016	2017	2018	Thereafter	Total
Variable interest rate - fair value							$12,353
Instrument's maturities	$-	$-	$10,450	$-	$-	$-	$10,450
Instrument's amortization	-	923	980	-	-	-	1,903
Interest	741	716	659	-	-	-	2,116
Average Rate	6.00%	6.00%	6.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$4
Instrument's maturities	$-	$-	$-	$-	$-	$-	$-
Instrument's amortization	0.4	0.5	0.6	0.6	0.7	1.2	4
Interest	0.5	0.5	0.4	0.3	0.2	0.1	2
Average Rate	12.50%	12.50%	12.50%	12.50%	12.50%	12.50%

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
Income Opportunity Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  Income Opportunity Realty Investors, Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.
Richardson, Texas
March 31, 2014

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	30,693	27,002
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	28,867	25,176
Cash and cash equivalents	3	2
Receivable and accrued interest from related parties	39,207	53,407
Other assets	1,225	1,283
Total assets	$93,813	$104,379

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$12,357	$28,508
Accounts payable and other liabilities	216	149
	12,573	28,657
Commitments and contingencies:
Shareholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 shares in 2013 and 2012	42	42
Treasury stock at cost, 5,461 shares in 2013 and 2012	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	19,282	13,764
Total shareholders' equity	81,240	75,722
Total liabilities and shareholders' equity	$93,813	$104,379

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-

Expenses:
Property operating expenses (including $51, $61 and $8 for the year ended 2013, 2012 and 2011, respectively, from related parties)	87	67	38
General and administrative (including $234, $155 and $206 for the year ended 2013, 2012 and 2011, respectively, from related parties)	734	334	446
Net income fee to related party	695	180	54
Advisory fee to related party	830	815	850
Total operating expenses	2,346	1,396	1,388
Operating loss	(2,346)	(1,396)	(1,388)

Other income (expense):
Interest income from related parties	7,129	5,183	4,447
Other income	5,804	-	-
Mortgage and loan interest	(1,160)	(1,284)	(1,211)
Loan charges	(830)	-	-
Earnings from unconsolidated subsidiaries and investees	-	(37)	(52)
Total other income	10,943	3,862	3,184
Income before gain on land sales, non-controlling interest, and taxes	8,597	2,466	1,796
Income from continuing operations before tax	8,597	2,466	1,796
Income tax expense	(3,063)	(876)	(815)
Net income from continuing operations	5,534	1,590	981
Discontinued operations:
Loss from discontinued operations	(24)	(106)	(1,427)
Gain on sale of real estate from discontinued operations	-	-	947
Income tax benefit from discontinued operations	8	37	168
Net loss from discontinued operations	(16)	(69)	(312)
Net income	5,518	1,521	669

Earnings per share - basic
Income from continuing operations	$1.33	$0.38	$0.24
Loss from discontinued operations	-	(0.02)	(0.08)
Net income	$1.33	$0.36	$0.16

Earnings per share - diluted
Income from continuing operations	$1.33	$0.38	$0.24
Loss from discontinued operations	-	(0.02)	(0.08)
Net income	$1.33	$0.36	$0.16

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2013
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2010	$73,532	4,173,675	$42	$(39)	$61,955	$11,574
Net income	669	-	-	-	-	669
Balance, December 31, 2011	$74,201	4,173,675	$42	$(39)	$61,955	$12,243
Net income	1,521	-	-	-	-	1,521
Balance, December 31, 2012	$75,722	4,173,675	$42	$(39)	$61,955	$13,764
Net income	5,518	-	-	-	-	5,518
Balance, December 31, 2013	$81,240	4,173,675	$42	$(39)	$61,955	$19,282

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$5,518	$1,521	$669
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	-	-	-
Earnings from unconsolidated subsidiaries and investees	-	37	52
Gain on sale of income producing properties	-	-	(947)
Provision on impairment of real estate assets	-	-	1,474
(Increase) decrease in assets:
Accrued interest receivable	(3,691)	1,620	(2,692)
Other assets	58	263	690
Increase (decrease) in liabilities:
Accrued interest payable	(793)	(80)	1,935
Other liabilities	67	24	(278)
Net cash provided by operating activities	1,159	3,385	903

Cash Flow From Investing Activities:
Proceeds from sales of income-producing properties	-	-	1,892
Proceeds from sales of land	-	-	1,210
Proceeds from notes receivable	-	2,990	2,585
Affiliate receivable	14,200	(6,374)	(3,559)
Net cash provided by (used in) investing activities	14,200	(3,384)	2,128

Cash Flow From Financing Activities:
Proceeds from notes payable	12,343	-	-
Payments on notes payable	-	-	(682)
Payments on maturing notes payable	(27,701)	-	(2,374)
Deferred financing costs	-	-	6
Net cash used in financing activities	(15,358)	-	(3,050)

Net increase (decrease) in cash and cash equivalents	1	1	(19)
Cash and cash equivalents, beginning of period	2	1	20
Cash and cash equivalents, end of period	$3	$2	$1

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,162	$1,385	$1,154
Cash paid for income taxes	$-	$-	$-

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

Certain balances in the 2012 and 2011 presentation have been reclassified to conform to the 2013 presentation.

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

Organization and business.  Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  Due to the completion of a tender offer by American Realty Investors, Inc. (“ARI”), a related party, on March 19, 2003, and the resulting concentration of ownership, IOT no longer met the requirement as of January 1, 2003 for tax treatment as a REIT.  IOT cannot re-qualify for REIT tax status for at least five years after January 1, 2003.  As of December 31, 2013, Transcontinental Realty Investors, Inc. (“TCI”), a related party, owns approximately 81.12% of IOT’s outstanding shares of Common Stock. The Company is headquartered in Dallas, Texas, and its common stock trades on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

IOT is a “C” corporation for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, IOT filed an annual consolidated income tax return with ARL and TCI and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, IOT and the rest of the American Realty Investors, Inc. ("ARL") group joined the Realty Advisors Management, Inc. (“RAMI”) consolidated group for tax purposes.

IOT’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of IOT and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under an Advisory Agreement that is reviewed annually by IOT’s Board of Directors. The directors of IOT are also directors of ARL and TCI.  The Chairman of the Board of Directors of IOT also serves as the Chairman of the Board of Directors of ARL and TCI.  The officers of IOT also serve as officers of ARL, TCI and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is RAMI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2013, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.  Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of December 31, 2013, IOT was not the primary beneficiary of a VIE.

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

Sales to our parent, TCI, have previously been reflected at the fair value sales price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those asset sales, in the prior year, to reflect a sales price equal to the cost basis in the asset at the time of the sale.  The related party payables from TCI were reduced for the lower asset price.

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

Income Taxes.    The Company is a “C” corporation for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, the Company filed an annual consolidated income tax return with ARL and TCI and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, the Company and the rest of the ARL group joined the RAMI consolidated group for tax purposes.  The income tax expense for the 2011 tax period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012 and all of 2013.  The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent Accounting Pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.         REAL ESTATE

Real estate consisted of the following at December 31, (dollars in thousands):

	2013	2012
Mercer Crossing/Travelers Land	$24,511	$24,511
	$24,511	$24,511

The Travelers land owned by the Company is a contiguous land parcel in Farmers Branch, TX and is part of a larger development project referred to as “Mercer Crossing”.  It is expected that this land will be developed or sold for development in the future.

The Company entered into a sales contract with an independent third party, for 100 acres of Travelers land for $17.5 million or $4.02/sf.  The buyer was entitled to an inspection period, which expired August 15, 2013.  The contract has not been extended at this time and requires a change in zoning in order to proceed.  The future of this sales contract is unknown.

Sales to our parent, TCI, have previously been reflected at the fair value sales price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those asset sales, in the prior year, to reflect a sales price equal to the cost basis in the asset at the time of the sale.  The related party payables from TCI were reduced for the lower asset price.

There were no significant real estate acquisitions or sales that closed for the year ended December 31, 2013.

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

At December 2013 and 2012, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $28.9 million and $25.2 million, respectively. The loans mature in December 2032 and have interest rates at 12.0%. As of December 31, 2013 and 2012, we recognized interest income of $4.8 million and $2.5 million, respectively, related to these notes receivable.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$ 1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			5,283
Total Performing			$ 30,693

Allowance for estimated losses			(1,826)
Total			$ 28,867

All are related party notes.

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the Company due to our significant investment in the performance of the collateral secured under the notes receivable.

The loans mature on December 31, 2032, with interest rates of 12.0%.   Payments are due from surplus cash flow from operations, sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired.

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

	Percent ownership
Investee	2013	2012	2011
TCI Eton Square, L.P. ("Eton Square")	0%	10%	10%

            Our interest in Eton Square, LP was 0% as of December 31, 2013, and 10% as of December 31, 2012 and December 31, 2011, respectively.  We accounted for this interest under the equity method because the general partner was a related party and exercised significant influence over the operations and financial activities.  Accordingly, the investment was carried at cost, and adjusted for the Companies’ proportionate share of earnings or losses.  Due to the losses accounted for under the equity method, our investment is now at zero.

As of April 8, 2013, the underlying asset owned by this entity was transferred to the existing lender in a settlement agreement and IOT no longer recorded this entity as an investment on its books.  IOT recorded no gain or loss on the transfer.

The market value as of the year ended December 31, 2013 was zero, due to the transfer.  The market values as of December 31, 2012 and 2011 were not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	2013(1)	2012	2011
Real Estate, net of accumulated depreciation	$-	$9,660	$12,976
Other assets	-	641	533
Notes payable	-	(9,647)	(9,363)
Other liabilities	(7,470)	(3,972)	(3,779)
Shareholders' equity/partners' capital	$7,470	$3,318	$(367)

Rents	$224	$1,117	$1,385
Depreciation and amortization	(140)	(877)	(462)
Property operating expenses	(224)	(819)	(828)
General and administrative	(5)	(24)	(15)
Mortgage and loan interest	(155)	(682)	(599)
Provision for losses	-	(2,400)	-
Loss from continuing operations	(300)	(3,685)	(519)
Income from discontinued operations	-	-	-
Net loss	$(300)	$(3,685)	$(519)

Company's proportionate share of losses(2)	$-	$(37)	$(52)

(1)Financial results are represented through April 2013, the date of the asset transfer to the existing lender.
(2)Losses are recorded to the extent of the carrying value of the partner's capital contribution.

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of December 31, 2013 (dollars in thousands):

Lender	Maturity	Principal Balance
Realty Advisors, Inc.*	12/30/16	$12,353
Propel Financial Services	06/01/20	$4
Accrued interest		-
		$12,357

The following table shows the principal payments due on our notes payable through the next five years and thereafter (dollars in thousands):

Year	Amount
2014	$0
2015	924
2016	11,430
2017	1
2018	1
Thereafter	1
Total	$12,357

On December 30, 2013, the Company and its parent, TCI, paid off the Mercer/Travelers land and the Lamar land loans according to the Settlement and Release Agreement and a Loan Purchase Agreement executed on June 7, 2013.  According to the terms of the agreement, the Company and TCI purchased, at a discount, the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, for $29,635,211. The agreement also included the purchase of an obligation, known as the Lamar land loan, by a subsidiary of its parent, TCI, from BDF for $1,864,789, which was not discounted. The total settlement price of the agreement for the two loans was $31,500,000.  The result of this agreement was a jointly recognized gain of $7.5 million for the discount received.  Prior to the loan payoffs, the Company and TCI incurred extension fees of $1.08 million. IOT recorded a gain for the prorated share of the discount received of $5.8 million and an expense of $0.8 million for its share of the extension fees.

*On December 30, 2013, RAI, a related party, obtained a $20 million mortgage to First NBC Bank on the Company’s behalf, secured by Mercer/Travelers land owned by the Company and 100.05 acres of land owned by its parent TCI.  The Company and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based on the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

There is a property tax loan in the amount of $4,155 that accrues interest at 12.50% and matures on June 1, 2020.

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

The fees and cost reimbursements paid to Pillar, Prime, TCI and related parties are detailed below (dollars in thousands):

Fees:		2013	2012	2011
	Advisory	830	815	850
	Net income	695	180	54
	Construction managmeent	-	-	-
	Tax sharing agreement	3,055	839	647
		$4,580	$1,834	$1,551

Other Expense:
	Cost reimbursements	234	155	206

Revenue:
	Rental revenue	-	-	-
	Interest received	$2,364	$2,695	$1,756
		2,364	2,695	1,756

As of December 31, 2013, IOT has notes and interest receivable of $30.7 million due from Unified Housing Foundation, Inc. and recognized interest income of $4.8 million related to these notes receivable.  See details in Part 2, Item 8. “Note 3. Notes and Interest Receivable From Related Parties.”

The following table reconciles the beginning and ending balances of amounts receivable from related parties as of December 31, 2013 (dollars in thousands):

	TCI	Pillar	Total
Balance, December 31, 2012	$53,407	$-	$53,407
Cash transfers	-	(1,506)	(1,506)
Advisory fees	-	(830)	(830)
Net income fee	-	(695)	(695)
Cost reimbursements	-	(234)	(234)
Expenses paid by advisor	-	(25)	(25)
Financing (mortgage payments)	-	(1,154)	(1,154)
Financing (Mercer/Travelers land)	-	(9,065)	(9,065)
Interest income	2,364	-	2,364
Tax Sharing Expense	(3,055)	-	(3,055)
Purchase of obligation	(13,509)	13,509	-
Balance, December 31, 2013	$39,207	$-	$39,207

Sales to our parent, TCI, have previously been reflected at the fair value sales price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those asset sales, in the prior year, to reflect a sales price equal to the cost basis in the asset at the time of the sale.  The related party payables from TCI were reduced for the lower asset price.

On December 30, 2013, RAI, a related party, obtained a $20 million mortgage to First NBC Bank on the Company’s behalf, secured by Mercer/Travelers land owned by the Company and 100.05 acres of land owned by its parent TCI.  The Company and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016 and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based on the land valuation, $7.6 million of this loan is held on the books of TCI.

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by TCI, ARL, IOT and RAMI for the remainder of 2012 and all of 2013.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.  IOT paid TCI $3.1 million in 2013 for the tax sharing agreement.

 NOTE 7.        DIVIDENDS

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2013, 2012, or 2011. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 8.         INCOME TAXES

For tax periods ending before August 31, 2012, the Company was part of the ARL consolidated federal return.  After that date, the Company and the rest of the ARL group joined the RAMI consolidated group for tax purposes.  The income tax expense for the 2011 tax period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012 and all of 2013.  For 2013, RAMI, ARL, TCI and IOT had a combined net taxable loss and IOT recorded a current tax expense of $3,055,000.  The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35% per the tax sharing and compensating agreements.

Current income tax expense is attributable to (dollars in thousands):

	2013	2012	2011

Income from continuing operations	$3,063	$876	$815
Loss from discontinued operations	(8)	(37)	(168)
	$3,055	$839	$647

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (dollars in thousands):

	2013	2012	2011

Federal income tax at statutory rate	$3,055	$839	$647
State tax expense	-	8	12
Gain on sale differences	-	-	-
Other	-	(8)	(12)
Utilization of net operating loss and minimum tax credit carry forwards	-	-	-
Effective income tax rate	35%	35%	35%

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

	2013	2012	2011

Accumulated depreciation and amortization	$(514)	$(514)	$(514)
Allowance for loss	694	694	694
Other	-	38	24
Federal benefit of NOL carryforward	1,078	1,078	1,078
Federal benefit of AMT caryforward	164	164	164
Deferred tax asset	$1,422	$1,460	$1,446
Less valuation allowance	(1,422)	(1,460)	(1,446)
Total deferred tax asset	$-	$-	$-

Recognition of the benefits of deferred tax assets will require IOT to generate future taxable income.  There is no assurance that IOT will generate earnings in future years.  Therefore, IOT has established a valuation allowance for deferred tax assets of approximately $1,422,000, $1,460,000 and $1,446,000 as of December 31, 2013, 2012 and 2011, respectively.

In 2013, IOT used approximately $8,729,000 of current losses from the consolidated group.  In 2012, the company used approximately $2,397,000 of losses from the ARL consolidated group.  In 2011, IOT used approximately $1,847,000 of losses from the consolidated group.  In 2010 and prior, the company generated taxable loss carryforwards totaling $2,837,968.  The most recent loss year is 2010, which, if not used, will expire in 2030.  The alternative minimum tax credit balance did not change in 2013 and remains at approximately $164,000.  The credit has no expiration date.

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

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are; commercial, land and other (dollars in thousands).

	Commercial
For year ended 2013	Properties	Land	Other	Total
Operating revenue	$-	$-	$-	$-
Operating expenses	-	87	-	87
Mortgage and loan interest	-	1,160	-	1,160
Loan charges	-	830	-	830
Interest income	-	-	7,129	7,129
Segment operating income (loss)	$-	$(2,077)	$7,129	$5,052
Capital expenditures	-	-	-	-
Assets	-	24,511	-	24,511

Property Sales
Sales price	$-	$-	$-	$-
Cost of sale	-	-	-	-
Deferred current gain	-	-	-	-
Recognized prior deferred gain	-	-	-	-
Gain on sale	$-	$-	$-	$-

	Commercial
	Properties	Land	Other	Total
For year ended 2012
Operating revenue	$-	$-	$-	$-
Operating expenses	-	67	-	67
Mortgage and loan interest	-	1,284	-	1,284
Interest income	-	-	5,183	5,183
Segment operating income (loss)	$-	$(1,351)	$5,183	$3,832
Capital expenditures	-	-	-	-
Assets	-	24,511	-	24,511

Property Sales
Sales price	$-	$-	$-	$-
Cost of sale	-	-	-	-
Deferred current gain	-	-	-	-
Recognized prior deferred gain	-	-	-	-
Gain on sale	$-	$-	$-	$-

	Commercial
	Properties	Land	Other	Total
For year ended 2011
Operating revenue	$-	$-	$-	$-
Operating expenses	-	31	7	38
Mortgage and loan interest	-	1,211	-	1,211
Interest income	-	-	4,447	4,447
Segment operating income (loss)	$-	$(1,242)	$4,440	3,198
Capital expenditures	-	-	-	-
Assets	-	24,511	-	24,511

Property Sales
Sales price	$-	$5,050	$-	$5,050
Cost of sale	-	5,525	-	5,525
Deferred current gain	-	-	-	-
Recognized prior deferred gain	1,422	-	-	1,422
Gain (loss) on sale	$1,422	$(475)	$-	$947

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2013	2012	2011
Segment operating income	$5,052	$3,832	$3,198
Other non-segment items of income (expense)
General and administrative	(734)	(334)	(446)
Net income fee	(695)	(180)	(54)
Advisory fee to related party	(830)	(815)	(850)
Other income	5,804	-	-
Equity from unconsolidated subsidiaries and investees	-	(37)	(52)
Income tax expense	(3,063)	(876)	(815)
Income from continuing operations	$5,534	$1,590	$981

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	2013	2012	2011
Segment assets	$24,511	$24,511	$29,561
Notes and interest receivable	28,866	25,176	29,786
Other assets and receivables	40,436	54,692	48,694
Total assets	$93,813	$104,379	$108,041

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

Discontinued operations relates to properties that were either sold or repositioned as held-for-sale as of the year ended 2013, 2012 and 2011. There were no properties sold in 2013 or 2012. In 2011, we sold 13.0 acres of land with a storage warehouse (Eagle Crest).  The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2012	2011	2010
Revenue
Rental and other property revenues	$-	$-	$159
	-	-	159
Expenses
Property operating expense		-	27
Mortgage and loan interest expense	-	-	84
General and administrative	24	106	1
Provision on impairment of real estate assets		-	1,474
Total operating expenses	24	106	1,586
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(24)	(106)	(1,427)
Gain on sale of discontinued operations	-	-	947
Loss from discontinued operations	(24)	(106)	(480)
Income tax benefit	8	37	168
Net loss from discontinued operations	$(16)	$(69)	$(312)

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2013, 2012 and 2011 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 11.       QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2013, 2012 and 2011:

	Three Months Ended 2013
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2013
Rental and other property revenues	$-	$-	$-	$-
Total operating expenses	406	477	505	958
Operating loss	(406)	(477)	(505)	(958)
Other income, net of other expenses	1,119	1,123	1,130	7,571
Income before gain on land sales, non-contolling interest, and taxes	713	646	625	6,613
Gain on land sales	-	-	-	-
Income tax expense	(6)	-	-	(3,057)
Net income from continuing operations	707	646	625	3,556
Net loss from discontinued operations	(12)	-	-	(4)
Net income	$695	$646	$625	$3,552

PER SHARE DATA
Earnings per share - basic
Income from continuing operations	$0.17	$0.15	$0.15	$0.85
Discontinued operations	(0.00)	-	-	(0.00)
Net income applicable to common shares	$0.17	$0.15	$0.15	$0.85
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income from continuing operations	$0.17	$0.15	$0.15	$0.85
Discontinued operations	(0.00)	-	-	(0.00)
Net income applicable to common shares	$0.17	$0.15	$0.15	$0.85
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2012
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2012
Rental and other property revenues	$-	$-	$-	$-
Total operating expenses	383	426	283	304
Operating loss	(383)	(426)	(283)	(304)
Other income, net of other expenses	897	1,424	680	862
Income before gain on land sales, non-controlling interest, and taxes	514	998	397	558
Gain on land sales	-	-	-	-
Income tax expense	(2)	-	(14)	(860)
Net income(loss) from continuing operations	512	998	383	(302)
Net loss from discontinued operations	(5)	-	(27)	(38)
Net income (loss)	$507	$998	$356	$(340)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.12	$0.24	$0.09	$(0.07)
Discontinued operations	(0.00)	-	(0.01)	(0.01)
Net income (loss) applicable to common shares	$0.12	$0.24	$0.08	$(0.08)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$0.12	$0.24	$0.09	$(0.07)
Discontinued operations	(0.00)	-	(0.01)	(0.01)
Net income (loss) applicable to common shares	$0.12	$0.24	$0.08	$(0.08)
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2011
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2011
Rental and other property revenues	$-	$-	$-	$-
Total operating expenses	328	406	320	334
Operating loss	(328)	(406)	(320)	(334)
Other income, net of other expenses	14	307	288	2,575
Income (loss) before gain on land sales, non-controlling interest, and taxes	(314)	(99)	(32)	2,241
Gain on land sales	-	-	-	-
Income tax benefit (expense)	2	(499)	(169)	(149)
Net income (loss) from continuing operations	(312)	(598)	(201)	2,092
Net income (loss) from discontinued operations	5	(928)	(314)	925
Net income (loss)	$(307)	$(1,526)	$(515)	$3,017

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.07)	$(0.14)	$(0.05)	$0.50
Discontinued operations	0.00	(0.23)	(0.08)	0.23
Net income (loss) applicable to common shares	$(0.07)	$(0.37)	$(0.13)	$0.73
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$(0.07)	$(0.14)	$(0.05)	$0.50
Discontinued operations	0.00	(0.23)	(0.08)	0.23
Net income (loss) applicable to common shares	$(0.07)	$(0.37)	$(0.13)	$0.73
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

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

Liquidity

Management anticipates that IOT will generate excess cash from operations in 2014 due to the interest collected from notes receivable; however, such excess may not be sufficient to discharge all of IOT’s debt obligations as they mature.  Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

NOTE 13.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2014, the date the financial statements were available to be issued, and has determined that there are none to be reported.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate and Accumulated Depreciation
December 31, 2013

					Gross Amounts at Which
		Initial Cost			Carried at End of Year
	Encumbrances	Land	Building & I mprovements	Cost Capitalized Subsequent to Acquisition and Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Mercer Crossing Land
Mercer/Travelers Land, Farmers Branch, TX	12,357	24,511	-	-	24,511	-	24,511

	$12,357	$24,511	$-	$-	$24,511	$-	$24,511

SCHEDULE III
(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate and Accumulated Depreciation
December 31, 2013

	2013	2012	2011
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$24,511	$24,511	$29,561
Additions
Acquisitions and improvements	-	-	-
Deductions
Sale of real estate	-	-	(5,050)
Balance at December 31,	$24,511	$24,511	$24,511

Reconciliation of Acc. Depreciation
Balance at January 1,	$-	$-	$-
Additions
Depreciation	-	-	-
Deductions
Sale of real estate	-	-	-
Balance at December 31,	$-	$-	$-

Schedule IV
INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable on Real Estate
December 31, 2013

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
JUNIOR MORTGAGE LOANS
Unified Housing Foundation, Inc. (Echo Station/UH of Temple,LLC)	12.00%	12/32	Excess cash flow	9,977	1,809	1,481	-
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	16,156	8,836	6,363	-
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin,LLC)	12.00%	12/32	Excess cash flow	14,159	3,300	3,057	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	12.00%	12/32	Excess cash flow	12,524	2,427	2,250	-
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing,LLC)	12.00%	12/32	Excess cash flow	11,911	2,409	1,936	-
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	23,575	5,587	5,174	-
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell,LLC)	12.00%	12/32	Excess cash flow	7,494	1,702	1,323	-
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,809	2,019	1,826	-
100% Interest in UH of Tivoli, LLC

UNSECURED LOANS
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	16,156	2,189	2,000	-

				$106,605	$30,278	$25,410	$-
				Interest receivable		5,283
				Allowance for estimated losses		(1,826)
						$28,867

Schedule IV
(Continued)
INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable on Real Estate
December 31, 2013

	2013	2012	2011
	(dollars in thousands)

Balance at January 1,	$27,002	$31,612	$38,405
Additions
New mortgages	-	-	-
Conversion of accrued interest to principal	-	-	-
Increase of interest receivable on mortgage loans	4,766	2,487	2,692
Deductions
Amounts paid	(1,075)	(7,097)	(2,585)
Non-cash reduction	-	-	-
Cost of mortgages sold	-	-	(6,900)
Balance at December 31,	$30,693	$27,002	$31,612

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER, age 63, Director, (Affiliated) (since February 2011) and Chairman of the Board (since May 2011)

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC effective since April 30, 2011, and its predecessor, Prime (since July 2003).  He was owner/operator (1989 to 1991) of Butler Interests, Inc.  Mr. Butler is a Director  (since February 8, 2011) and Chairman of the Board (since May 12, 2011) of the Company.   He was previously a Director of the Company from December 2001 to July 1, 2003.  Mr. Butler is Chairman of the Board (since May 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI.

ROBERT A. JAKUSZEWSKI, age 51, Director (Independent) (since March 2004).

Mr. Jakuszewski is currently a Medical Specialist for VAYA Pharma, Inc.  He was the Senior Medical Liaison (January 2013 to July 2013) for Vein Clinics of America; Vice President of Sales and Marketing (since September 1998 to December 2012) for New Horizons Communications, Inc.; Regional Sales Manager (1996-1998) for Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; and Sales Representative (1986-1987) of Muro Pharmaceutical, Inc.  Mr. Jakuszewski has been a Director of the Company since his election on March 16, 2004. He is also a Director of ARL (since November 22, 2005) and a Director of TCI (since November 22, 2005).

SHARON HUNT, age 71, Director (Independent) (Since October  2011)

    Ms. Hunt is a licensed Realtor in Arkansas, with Keystone Realty.  She was President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997) a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate. Ms. Hunt has been a Director of the Company since her election on October 25, 2011.  She is also a Director of ARL (since October 25, 2011) and previously (February 20, 2004 to January 31, 2011), and a Director of TCI (since October 25, 2011) and previously (February 20, 2004 to January 31, 2011).

TED R. MUNSELLE, age 58, Director (Independent) (since May 2009).

    Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.  On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee.  Spindletop’s stock is traded on the Over-the-Counter (OTC) market.  He was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle has been a Director of the Company since his election on May 21, 2009.  He is also a Director of ARL (since February 20, 2004) and a Director of TCI (since February 20, 2004).  Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOT has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT.

Board Meetings and Committees

The Board of Directors held seven meetings during 2013. For such year, no incumbent Director attended fewer than 86% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines, are Ms. Sharon Hunt, and Messrs. Jakuszewski, and Munselle (Chairman). Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. All members of the Audit Committee meet the experience requirements of the listing standards of the NYSE MKT. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met six times in 2013.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Ms. Sharon Hunt (Chairman) and Messrs. Jakuszewski and Munselle.  All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met once in 2013.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Ms Sharon Hunt and Messrs. Jakuszewski (Chairman) and Munselle.  All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met once in 2013.

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

Following the annual meeting of stockholders held December 2013 for the fiscal year ended December 31, 2012, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held following the fiscal year ended December 31, 2013.

Determination of Director Independence

In February 2004, the Board enhanced its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the American Stock Exchange. The full text of the Corporate Governance Guidelines can be found in the Investor Relations section of the Company’s website (www.incomeopp-realty.com). A copy may also be obtained upon request from the Company’s Corporate Secretary. Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of Director independence in March 2013.  During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between Directors or their related parties and members of the Company’s senior management or their related parties. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

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

DANIEL J. MOOS, 63

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

GENE S. BERTCHER, 65

Executive Vice President (since February 2008), Chief Financial Officer (since May 2008), and Treasurer (since October 2013) of the Company, ARL and TCI. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present), Chief Financial Officer (since January 2003) and a Director (from November 1989 to September 1996 and from June 1999 to present) of NCE, a Nevada corporation which has its common stock listed on the NYSE MKT.  Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973.

LOUIS J. CORNA, 66

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

ALFRED CROZIER, 62

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

Officers

Although not an executive officer of the Company, Aimee Cole currently serves as Senior Vice President and Corporate Controller.  Her position with the Company is not subject to a vote of stockholders.  Her age, term of service and all positions and offices with the company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

AIMEE COLE, 34

Senior Vice President, Corporate Controller (Since October 2011) of ARL, TCI and IOT.  For five years prior thereto, Ms. Cole was employed by Pillar (Effective April 30, 2012) or Prime (Since May 2008) in various accounting capacities including Senior Controller and Accounting Manager.  For more than seven years prior thereto, Ms. Cole was employed by Eenhoorn, LLC, a property management and investment company, in various accounting capacities, including Controller (January 2001 through February 2008).

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

Compliance with Section 16(a) of Reporting Requirements

Section 16(a) under the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers and any persons holding 10% or more of the Company’s shares of Common Stock are required to report their ownership of the Company’s shares of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) on specified report forms. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during each fiscal year. The Company believes that all of these filing requirements were satisfied by the Company’s Directors and executive officers and holders of more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2013.  . In making these statements, the Company has relied upon the written representations of its Directors and executive officers and the holders of 10% or more of the Company’s Common Stock and copies of the reports that each has filed with the SEC.

The Advisor

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is RAMI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, RAI, RAMI or IOT, nor is he a Trustee of the May Trust.  Pillar is a company of which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers.

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

Pillar may assign the Advisory Agreement only with the prior consent of IOT.

As of March 15, 2014, the principal officers and directors of Pillar are set forth below:

Name	Directors/Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Development
Mickey N. Phillips	Director
Ryan T. Phillips	Director

Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.  During that period, Prime, was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was RAI, a Nevada corporation, the sole shareholder of which was RAMI, a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

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

Tax Sharing Agreement

For tax periods ending before August 31, 2012, IOT was part of the American Realty Investors, Inc. consolidated federal return.  After that date, IOT and the rest of the American Realty Investors, Inc. (ARL) group joined the RAMI consolidated group for tax purposes.  The income tax expense for the 2011 tax period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012 and all of 2013.  For 2013, RAMI, ARL, TCI and IOT had a combined net taxable loss and IOT recorded a current tax expense of $3,055,000.  The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35% per the tax sharing and compensating agreements.

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

Effective January 15, 2011, each non-affiliated Director is entitled to receive an annual retainer of $5,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500.  The Company also reimburses Directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-related business. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.

During 2013, $15,500 was paid to the non-employee Directors in total Directors’ fees.  Those fees received by Directors were Robert A. Jakuszewski $5,000; Ted R. Munselle $5,500; and Sharon Hunt $5,000.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 15, 2014.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,381,270	81.12%	%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 20, 2014:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Gene S. Bertcher	3,381,270 (1)	81.12%
Henry A. Butler	3,381,270 (1)	81.12%
Alfred Crozier	3,381,270 (1)	81.12%
Louis J. Corna	3,381,270 (1)	81.12%
Robert A. Jakuszewski	3,381,270 (1)	81.12%
Daniel J. Moos	3,381,270 (1)	81.12%
Ted R. Munselle	3,381,270 (1)	81.12%
Sharon Hunt	3,381,270 (1)	81.12%
All Directors and executive officers as a group (8 people)	3,381,270 (1)	81.12%
______________________
*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 15, 2014.
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

Certain Business Relationships

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is RAMI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor and Cash Manager from July 1, 2009 through April 30, 2011.  During that period, Prime, was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was RAI, a Nevada corporation, the sole shareholder of which was RAMI, a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, RAI, RAMI or IOT, nor is he a Trustee of the May Trust.  Pillar is a company of which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers.

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

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by TCI, ARL, IOT and RAMI for the remainder of 2012 and all of 2013.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.  IOT paid TCI $3.1 million in 2013, $839,000 in 2012 and $647,000 in 2011 for the tax sharing agreement.

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

At December 31, 2013, TCI owned 3,381,270 shares of Common Stock of IOT (approximately 81.1%).  TCI owes $39.2 million to IOT which includes the $17.9 million note assumed from the acquisition of a majority ownership of IOT in 2009 plus accrued interest of $3.4 million and $17.9 million of obligations purchased from the Company’s Advisor, Pillar.  For the period ended December 31, 2013, IOT received $0.8 million in interest income on the amounts owed by TCI.  In addition, for the period ending December 31, 2013, IOT paid $3.1 million to TCI pursuant to the tax sharing agreement described in detail in Note 8 “Income Taxes”.

From time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms, are unsecured and have been reflected in the Company’s financial statements as receivables from or payables to related parties.   Such advances bear interest at 1% above the prime rate. During 2013, the Company received interest of $1.6 million from Pillar related to the advances to date.

In 2013, pursuant to the Advisory fee agreement, the Company paid Pillar $0.8 million in advisory fees and $234,000 in cost reimbursements.  The Company also paid Pillar $695,000 in net income fees.

As of December 31, 2013, the Company had notes and interest receivables of $30.7 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, IOT recognized $4.8 million of interest income from these related party notes receivables.

On December 30, 2013 RAI, a related party, obtained a $20 million mortgage to First NBC Bank on the Company’s behalf, secured by 178.1 acres of land owned by the Company and 100.05 acres of land owned by its parent, TCI.  The Company and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based on the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

Sales to our parent, TCI, have previously been reflected at the fair value sales price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those asset sales, in the prior year, to reflect a sales price equal to the cost basis in the asset at the time of the sale.  The related party payables from TCI were reduced for the lower asset price.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2013 and 2012 by the Company’s principal accounting firm, Swalm & Associates, P.C. (dollars in thousands):

	2013	2012
Types of Fees
Audit Fees	$56,947	$46,104
Total	$56,947	$46,104

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2013 and 2012 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2013 and 2012

•	Consolidated Statements of Operations—years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows—years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

•	Schedule IV—Mortgage Loans on Real Estate

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
__________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014

By:	/S/ GENE S. BERTCHER
Gene S. Bertcher, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2014

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2014

/S/ SHARON HUNT Sharon Hunt	Director	March 31, 2014

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2014

/S/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

/S/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2014