Form 10-Q
period 2014-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2014-05-15
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 5, 2014)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2014	2013
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	26,620	30,693
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	24,794	28,867

Cash and cash equivalents	3	3
Receivable and accrued interest from related parties	43,757	39,207
Other assets	1,224	1,225
Total assets	$94,289	$93,813

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable - related parties	$12,357	$12,357
Accounts payable and other liabilities	133	216
Total liabilities	12,490	12,573
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000. issued 4,173,675 and outstanding 4,168,214 shares in 2014 and 2013	42	42
Treasury stock at cost, 5,461 shares in 2014 and 2013	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	19,841	19,282
Total shareholders' equity	81,799	81,240
Total liabilities and shareholders' equity	$94,289	$93,813

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$-	$-

Expenses:
Property operating expenses (including $14 and $13 for the three months ended 2014 and 2013, respectively, from related parties)	18	14
General and administrative (including $64 and $43 for the three months ended 2014 and 2013, respectively, from related parties)	162	132
Net income fee to related party	45	56
Advisory fee to related party	165	204
Total operating expenses	390	406
Net operating loss	(390)	(406)

Other income (expenses):
Interest income from related parties	1,133	1,407
Mortgage and loan interest	(184)	(288)
Total other income	949	1,119
Net income from continuing operations before tax	559	713
Income tax expense	-	(6)
Net income from continuing operations	559	707
Discontinued operations:
Net loss from discontinued operations	-	(18)
Gain (loss) on the sale of real estate from discontinued operations	-	-
Income tax benefit from discontinued operations	-	6
Net loss from discontinued operations	-	(12)
Net income	$559	$695

Earnings per share - basic
Net income from continuing operations	$0.13	$0.17
Net income from discontinued operations	-	-
Net income applicable to common shares	$0.13	$0.17

Earnings per share - diluted
Net income from continuing operations	$0.13	$0.17
Net income from discontinued operations	-	-
Net income applicable to common shares	$0.13	$0.17

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2014
(unaudited, dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2013	$81,240	4,173,675	$42	$(39)	$61,955	$19,282
Net income	559	-	-	-	-	559

Balance, March 31, 2014	$81,799	4,173,675	$42	$(39)	$61,955	$19,841

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$559	$695
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Earnings from unconsolidated subsidiaries and investees	-	-
Decrease (increase) in assets:
Accrued interest receivable	4,073	263
Other assets	1	1
Decrease in liabilities:
Accrued interest payable	(83)	(56)
Other liabilities	-	(32)
Net cash provided by operating activities	4,550	871

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	-
Related party receivables	(4,550)	(871)
Net cash used in investing activities	(4,550)	(871)

Cash Flow From Financing Activities:
Payments on notes payable	-	-
Net cash used in financing activities	-	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	3	2
Cash and cash equivalents, end of period	$3	$2

Supplemental disclosures of cash flow information:
Cash paid for interest	$183	$290

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “IOT”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries.  Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  The Company is headquartered in Dallas, Texas, and its common stock trades on the NYSE MKT under the symbol (“IOT”).

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At March 31, 2014, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2013, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Certain 2013 financial statement amounts have been reclassified to conform to the 2014 presentation, including adjustments for discontinued operations.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of March 31, 2014, IOT was not the primary beneficiary of a VIE.

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

NOTE 2. REAL ESTATE ACTIVITY

On March 31, 2014, our portfolio consisted of 178.1 contiguous acres of land held for development or sale.  The table below shows information relating to the land owned:

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

At March 31, 2014, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $24.8 million.  The loans mature in December 2032 and have interest rates at 12.0%.  As of March 31, 2014, we recognized interest income of $0.7 million related to these notes receivable.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$ 1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,363	Membership Interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	100% Membership Interest in Unified Housing of Tivoli, LLC
Accrued interest			1,210
Total Performing			$ 26,620

Allowance for doubtful accounts			(1,826)
Total			$ 24,794

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

Investee	Percent ownership
	2014	2013
TCI Eton Square, L.P. ("Eton Square")	0%	10%

Our interest in TCI Eton Square, LP was 0% as of March 31, 2014, and 10% as of March 31, 2013.  We accounted for this interest under the equity method because the general partner is a related party and exercised significant influence over the operations and financial activities. Accordingly, the investment was carried at cost, adjusted for the companies’ proportionate share of earnings or losses.  Due to the losses accounted for under the equity method, our investment was at zero.

On April 8, 2013, the underlying asset owned by this entity was transferred to the existing lender in a settlement agreement and was no longer recorded as an investment.  IOT recorded no gain or loss on the transfer.

The market value as of March 31, 2014 was zero, due to the transfer.  The market value as of March 31, 2013 was not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of March 31,	2014	2013
Real estate, net of accumulated depreciation	$-	$9,547
Other assets	-	658
Notes payable	-	(9,689)
Other liabilities	-	(4,005)
Shareholders' equity/partners' capital	-	3,489

For the Three Months Ended March 31,	2014	2013
Rental and other property revenues	$-	$289
Depreciation and amortization	-	(120)
Property operating expenses	-	(184)
Mortgage and loan interest	-	(155)
Loss from continuing operations	-	(170)
Income from discontinued operations	-	-
Net loss	$-	$(170)

Company's proportionate share of losses	$-	$-

NOTE 5. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of March 31, 2014 (dollars in thousands):

Lender	Maturity	Principal Balance
Realty Advisors, Inc *	12/30/16	$12,353
Propel Financial Services	06/01/20	4
Accrued interest		-

		$12,357

*On December 31, 2013, Realty Advisors, Inc. (“RAI”), a related party, obtained a $20 million mortgage on the Company’s behalf, secured by Mercer/Travelers land owned by the Company and 100.05 acres of land owned by its parent TCI.  The Company and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based on the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

There is a property tax loan in the amount of $4,045 that accrues interest at 12.50% and matures on June 1, 2020.

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

	TCI	Pillar	Total
Balance, December 31, 2013	$39,207	$-	$39,207
Cash transfers	-	4,589	4,589
Advisory fees	-	(165)	(165)
Net income fee	-	(45)	(45)
Cost reimbursements	-	(64)	(64)
Expenses paid by advisor	-	(22)	(22)
Financing (mortgage payments)	-	(183)	(183)
Interest income	440	-	440
Purchase of obligation	4,110	(4,110)	-
Balance, March 31, 2014	$43,757	$-	$43,757

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

NOTE 7. OPERATING SEGMENTS

The Company’s segments are based on management’s method of internal reporting which classifies operations by the type of property in the portfolio.  The Company’s segments by use of property are land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating segment information for the three months ended March 31, 2014 and 2013 (dollars in thousands):

For the Three Months Ended March 31, 2014	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	18	-	18
Mortgage and loan interest	184	-	184
Interest income from related parties	-	1,133	1,133
Segment operating income (loss)	$(202)	$1,133	$931

Real estate assets	24,511	-	24,511

For the Three Months Ended March 31, 2013	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	14	-	14
Mortgage and loan interest	288	-	288
Interest income from related parties	-	1,407	1,407
Segment operating income (loss)	$(302)	$1,407	$1,105

Real estate assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2014	2013
Segment operating income	$931	$1,105
Other non-segment items of income (expense)
General and administrative	(162)	(132)
Net income fee due to related party	(45)	(56)
Advisory fee to related party	(165)	(204)
Income tax expense	-	(6)
Net income from continuing operations	$559	$707

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	March 31,
	2014	2013
Real estate assets	$24,511	$24,511
Notes and interest receivable	24,794	24,913
Other assets	44,984	60,689
Total assets	$94,289	$110,113

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the period ended March 31, 2014.  Included in the loss from discontinued operations are legal expenses relating to a commercial property sold in 2011. There were no properties sold in 2014 or 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental and other property revenues	$-	$-

Expenses:
General and administrative	-	18
Total operating expenses	-	18
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	-	(18)
Income tax benefit	-	6
Net loss from discontinued operations	$-	$(12)

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2014 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation. IOT is involved in various lawsuits arising in the ordinary course of business.  Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

NOTE 10. SUBSEQUENT EVENTS

There were no subsequent events for the period ended March 31, 2014.

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

The risks included here are not exhaustive.  Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review.  There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of March 31, 2014, we owned or had interests in 178.1 acres of land, located in Texas and held for future development or sale.  We have no employees.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2014 and 2013, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended March 31, 2014 to the same period ended 2013

We had net income of $559,000 or $0.13 per diluted earnings per share for the period ended March 31, 2014, as compared to net income of $695,000 or $0.17 per diluted earnings per share for the same period ended 2013.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended March 31, 2014, nor for the prior period ended 2013.

Expenses

General and administrative expenses were $162,000 for the three months ended March 31, 2014.  This represents an increase of $30,000, as compared to the prior period general and administrative expenses of $132,000.  This increase was primarily due to an increase in professional fees and the cost reimbursements to our Advisor.

Advisory fees were $165,000 for the three months ended March 31, 2014.  This represents a decrease of $39,000, as compared to the prior period advisory fees of $204,000.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $1.1 million for the three months ended March 31, 2014.  This represents a decrease of $0.3 million as compared to interest income of $1.4 million for the three months ended March 31, 2013.   The majority of this decrease was due to a decrease in the receivable amount owed from our Advisor.

Mortgage and loan interest was $184,000 for the three months ending March 31, 2014.  This represents a decrease of $104,000 as compared to the prior period mortgage and loan interest expense of $288,000.  This decrease was due to the Mercer/Travelers land $27.7 million mortgage note buyout in December 2013 that was replaced with a new note with a principal balance of $12.4 million.

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the period ended March 31, 2014.  Included in the loss from discontinued operations are legal expenses relating to a commercial property sold in 2011. There were no properties sold in 2014 or 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental and other property revenues	$-	$-

Expenses:
General and administrative	-	18
Total operating expenses	-	18
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	-	(18)
Income tax benefit	-	6
Net loss from discontinued operations	$-	$(12)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	March 31,
	2014	2013	Variance

Net cash provided by operating activities	$4,550	$871	$3,679
Net cash used in investing activities	$(4,550)	$(871)	$(3,679)
Net cash used in financing activities	$-	$-	$-

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash is from interest income on notes receivable.  We received more proceeds on notes receivable in the current period.

Our primary cash outlays for investing activities are for investment of excess cash with our Advisor.  The investing activity in the current period was mainly due to the proceeds received on the notes receivable, allowing the Company to invest more net cash with our Advisor.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  During the current and prior periods, the Company was not obligated to repay any debt obligations, outside of current accrued interest.

We did not pay quarterly dividends in 2014 or 2013.

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

Tax Matters

In prior periods, IOT was part of the ARL consolidated federal group.  During the third quarter 2012, Realty Advisors Management, Inc. (“RAMI”) subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by the RAMI group.  As a result, IOT joined the RAMI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carryforwards available for 2014 and has a loss for federal income tax purposes after consolidation in the RAMI group for the first three months of 2014; therefore, it recorded no provision for income taxes.

At March 31, 2014, IOT had a net deferred tax asset of approximately $1.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2014, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$12,353	6.00%	$124
Total decrease in IOT’s annual net income			124
Per share			$0.03

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the first quarter of 2014:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance at December 31, 2013			1,034,761	615,239
January 31, 2014	-	$-	1,034,761	615,239
February 28, 2014	-	$-	1,034,761	615,239
March 31, 2014	-	$-	1,034,761	615,239

Total	-

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 15, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)