Form 10-Q
period 2014-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2014-08-14
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 5, 2014)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2014	2013
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings, at cost	$24,511	$24,511
Total real estate	24,511	24,511

Notes and interest receivable from related parties	27,431	30,693
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	25,605	28,867

Cash and cash equivalents	3	3
Receivable and accrued interest from related parties	41,403	39,207
Other assets	1,278	1,225
Total assets	$92,800	$93,813

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable - related parties	$10,240	$12,357
Accounts payable and other liabilities	66	216
Total liabilities	10,306	12,573
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000. issued 4,173,675 and outstanding 4,168,214 shares in 2014 and 2013	42	42
Treasury stock at cost, 5,461 shares in 2014 and 2013	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	20,536	19,282
Total shareholders' equity	82,494	81,240
Total liabilities and shareholders' equity	$92,800	$93,813

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-	$-

Expenses:
Property operating expenses (including $10 and $10 for the three months and $24 and $24 for the six months ended 2014 and 2013, respectively, from related parties)	11	9	28	23
General and administrative (including $57 and $75 for the three months and $121 and $118 for the six months ended 2014 and 2013, respectively, from related parties)	118	213	280	345
Net income fee to related party	56	48	101	104
Advisory fee to related party	178	207	343	412
Total operating expenses	363	477	752	884
Net operating loss	(363)	(477)	(752)	(884)

Other income (expenses):
Interest income from related parties	1,236	1,417	2,369	2,824
Mortgage and loan interest	(178)	(294)	(363)	(581)
Total other income	1,058	1,123	2,006	2,243
Net income from continuing operations before tax	695	646	1,254	1,359
Income tax expense	-	-	-	(6)
Net income from continuing operations	695	646	1,254	1,353
Discontinued operations:
Net loss from discontinued operations	-	-	-	(18)
Gain (loss) on the sale of real estate from discontinued operations	-	-	-	-
Income tax benefit from discontinued operations	-	-	-	6
Net loss from discontinued operations	-	-	-	(12)
Net income	$695	$646	$1,254	$1,341

Earnings per share - basic
Net income from continuing operations	$0.17	$0.15	$0.30	$0.32
Net income from discontinued operations	-	-	-	-
Net income applicable to common shares	$0.17	$0.15	$0.30	$0.32

Earnings per share - diluted
Net income from continuing operations	$0.17	$0.15	$0.30	$0.32
Net income from discontinued operations	-	-	-	-
Net income applicable to common shares	$0.17	$0.15	$0.30	$0.32

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2014
(unaudited, dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2013	$81,240	4,173,675	$42	$(39)	$61,955	$19,282
Net income	1,254	-	-	-	-	1,254

Balance, June 30, 2014	$82,494	4,173,675	$42	$(39)	$61,955	$20,536

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,254	$1,341
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Earnings from unconsolidated subsidiaries and investees	-	-
Decrease (increase) in assets:
Accrued interest receivable from related parties	3,262	(558)
Other assets	(53)	(572)
Decrease in liabilities:
Accrued interest payable to related parties	-	(109)
Other liabilities	(150)	198
Net cash provided by operating activities	4,313	300

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	-
Related party receivables	(2,196)	(289)
Net cash used in investing activities	(2,196)	(289)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	(2,117)	-
Net cash used in financing activities	(2,117)	-

Net increase in cash and cash equivalents	-	11
Cash and cash equivalents, beginning of period	3	2
Cash and cash equivalents, end of period	$3	$13

Supplemental disclosures of cash flow information:
Cash paid for interest	$362	$581

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At June 30, 2014, our land consisted of 178.1 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of June 30, 2014, IOT was not the primary beneficiary of a VIE.

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

NOTE 2. REAL ESTATE ACTIVITY

On June 30, 2014, our portfolio consisted of 178.1 contiguous acres of land held for development or sale.  The table below shows information relating to the land owned:

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

At June 30, 2014, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $25.6 million.  The loans mature in December 2032 and have interest rates at 12.0%.  As of June 30, 2014, we recognized interest income of $1.5 million related to these notes receivable.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$ 1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,363	Membership Interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	100% Membership Interest in Unified Housing of Tivoli, LLC
Accrued interest			2,021
Total Performing			$ 27,431

Allowance for doubtful accounts			(1,826)
Total			$ 25,605

All are related party notes.

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the Company due to our significant investment in the performance of the collateral secured under the notes receivable.

NOTE 4. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of June 30, 2014 (dollars in thousands):

Lender	Maturity	Principal Balance
Realty Advisors, Inc - related party *	12/30/16	$10,236
Propel Financial Services	06/01/20	4
Accrued interest		-

		$10,240

*On December 31, 2013, Realty Advisors, Inc. (“RAI”), a related party, obtained a $20 million mortgage on the Company’s behalf, secured by Mercer/Travelers land owned by the Company and 100.05 acres of land owned by its parent TCI.  The Company and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  On May 28, 2014, a $1.5 million principal payment was made and two additional land parcels, including 8.0 acres of Ladue land owned by TCI and 16.75 acres of Valwood land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account. The principal balance is allocated based on the land valuation.

There is a property tax loan in the amount of $3,936 that accrues interest at 12.50% and matures on June 1, 2020.

NOTE 5. RECEIVABLE FROM AND PAYABLE TO RELATED PARTIES

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

	TCI	Pillar	Total
Balance, December 31, 2013	$39,207	$-	$39,207
Cash transfers	-	4,461	4,461
Advisory fees	-	(343)	(343)
Net income fee	-	(101)	(101)
Cost reimbursements	-	(121)	(121)
Expenses paid by advisor	-	50	50
Financing (mortgage payments)	-	(2,615)	(2,615)
Interest income	865	-	865
Purchase of obligation	1,331	(1,331)	-
Balance, June 30, 2014	$41,403	$-	$41,403

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

NOTE 6. OPERATING SEGMENTS

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating segment information for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

For the Three Months Ended June 30, 2014	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	11	-	11
Mortgage and loan interest	178	-	178
Interest income from related parties	-	1,236	1,236
Segment operating income (loss)	$(189)	$1,236	$1,047

Real estate assets	24,511	-	24,511

For the Three Months Ended June 30, 2013	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	9	-	9
Mortgage and loan interest	294	-	294
Interest income from related parties	-	1,417	1,417
Segment operating income (loss)	$(303)	$1,417	$1,114

Real estate assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	June 30,
	2014	2013
Segment operating income	$1,047	$1,114
Other non-segment items of income (expense)
General and administrative	(118)	(213)
Net income fee due to related party	(56)	(48)
Advisory fee to related party	(178)	(207)
Income tax expense	-	-
Net income from continuing operations	$695	$646

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2014	2013
Real estate assets	$24,511	$24,511
Notes and interest receivable	25,605	27,560
Other assets	42,684	58,865
Total assets	$92,800	$110,936

For the Six Months Ended June 30, 2014	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	28	-	28
Mortgage and loan interest	363	-	363
Interest income from related parties	-	2,369	2,369
Segment operating income (loss)	$(391)	$2,369	$1,978

Real estate assets	24,511	-	24,511

For the Six Months Ended June 30, 2013	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	23	-	23
Mortgage and loan interest	581	-	581
Interest income from related parties	-	2,824	2,824
Segment operating income (loss)	$(604)	$2,824	$2,220

Real estate assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended
	June 30,
	2014	2013
Segment operating income	$1,978	$2,220
Other non-segment items of income (expense)
General and administrative	(280)	(345)
Net income fee due to related party	(101)	(104)
Advisory fee to related party	(343)	(412)
Income tax expense	-	(6)
Net income from continuing operations	$1,254	$1,353

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2014	2013
Real estate assets	$24,511	$24,511
Notes and interest receivable	25,605	27,560
Other assets	42,684	58,865
Total assets	$92,800	$110,936

NOTE 7. DISCONTINUED OPERATIONS

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the period ended June 30, 2014.  Included in the loss from discontinued operations are legal expenses relating to a commercial property sold in 2011. There were no properties sold in 2014 or 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental and other property revenues	$-	$-	$-	$-

Expenses:
General and administrative	-	-	-	18
Total operating expenses	-	-	-	18
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	-	-	-	(18)
Income tax benefit	-	-	-	6
Net loss from discontinued operations	$-	$-	$-	$(12)

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2014 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Litigation. IOT is involved in various lawsuits arising in the ordinary course of business.  Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

NOTE 9. SUBSEQUENT EVENTS

There were no subsequent events for the period ended June 30, 2014.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of June 30, 2014, we owned or had interests in 178.1 acres of land, located in Texas and held for future development or sale.  We have no employees.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and six months ended June 30, 2014 and 2013, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended June 30, 2014 to the same period ended 2013

We had net income of $695,000 or $0.17 per diluted earnings per share for the three months ended June 30, 2014, as compared to net income of $646,000 or $0.15 per diluted earnings per share for the same period ended 2013.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended June 30, 2014, nor for the prior period ended 2013.

Expenses

General and administrative expenses were $118,000 for the three months ended June 30, 2014.  This represents a decrease of $95,000, as compared to the prior period general and administrative expenses of $213,000.  This decrease was primarily due to a decrease in legal fees, professional fees, and the cost reimbursements to our Advisor.

Advisory fees were $178,000 for the three months ended June 30, 2014.  This represents a decrease of $29,000, as compared to the prior period advisory fees of $207,000.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $1.2 million for the three months ended June 30, 2014.  This represents a decrease of $0.2 million as compared to interest income of $1.4 million for the three months ended June 30, 2013.   The majority of this decrease was due to a decrease in the receivable amount owed from our Advisor.

Mortgage and loan interest was $178,000 for the three months ending June 30, 2014.  This represents a decrease of $116,000 as compared to the prior period mortgage and loan interest expense of $294,000.  This decrease was due to the Mercer/Travelers land $27.7 million mortgage note buyout in December 2013 that was replaced with a new note with a principal balance of $12.4 million.

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the period ended June 30, 2014.  There were no properties sold in 2014 or 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

For the Three Months Ended
June 30,
	2014	2013
Revenues:
Rental and other property revenues	$-	$-

Expenses:
General and administrative	-	-
Total operating expenses	-	-
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	-	-
Income tax benefit	-	-
Net loss from discontinued operations	$-	$-

Comparison of the six months ended June 30, 2014 to the same period ended 2013

We had net income of $1.25 million or $0.30 per diluted earnings per share for the six months ended June 30, 2014, as compared to net income of $1.34 million or $0.32 per diluted earnings per share for the same period ended 2013.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the six months ended June 30, 2014, nor for the prior period ended 2013.

Expenses

General and administrative expenses were $280,000 for the six months ended June 30, 2014.  This represents a decrease of $65,000, as compared to the prior period general and administrative expenses of $345,000.  This decrease was primarily due to a decrease in legal fees and professional fees.

Advisory fees were $343,000 for the six months ended June 30, 2014.  This represents a decrease of $69,000, as compared to the prior period advisory fees of $412,000.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $2.4 million for the six months ended June 30, 2014.  This represents a decrease of $0.4 million as compared to interest income of $2.8 million for the six months ended June 30, 2013.   The majority of this decrease was due to a decrease in the receivable amount owed from our Advisor.

Mortgage and loan interest was $363,000 for the six months ending June 30, 2014.  This represents a decrease of $218,000 as compared to the prior period mortgage and loan interest expense of $581,000.  This decrease was due to the Mercer/Travelers land $27.7 million mortgage note buyout in December 2013 that was replaced with a new note with a principal balance of $12.4 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2014.  Included in the loss from discontinued operations are legal expenses relating to a commercial property sold in 2011.  There were no properties sold in 2014 or 2013.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Statement of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	June 30,
	2014	2013	Variance

Net cash provided by operating activities	$4,313	$300	$4,013
Net cash used in investing activities	$(2,196)	$(289)	$(1,907)
Net cash used in financing activities	$(2,117)	$-	$(2,117)

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

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  During the current period, the Company repaid certain debt obligations, outside of current accrued interest.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carryforwards available for 2014 and has a loss for federal income tax purposes after consolidation in the RAMI group for the first six months of 2014; therefore, it recorded no provision for income taxes.

At June 30, 2014, IOT had a net deferred tax asset of approximately $1,422,000 due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2014, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$10,236	6.00%	$102
Total decrease in IOT’s annual net income			102
Per share			$0.03

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the second quarter of 2014:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance at March 31, 2014			1,034,761	615,239
April 30, 2014	-	$-	1,034,761	615,239
May 31, 2014	-	$-	1,034,761	615,239
June 30, 2014	-	$-	1,034,761	615,239

Total	-

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 14, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)