Form 10-K
period 2014-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2015-03-31
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the common stock on the New York Stock Exchange Euronext as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,965,617 based upon a total of 786,944 shares held as of June 30, 2014 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.
As of March 15, 2015, there were 4,168,214 shares of common stock outstanding.

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

PART I

ITEM 1.     BUSINESS

As used herein, the terms “IOT,” “the Company,” “We,” “Our,” or “Us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  Due to the completion of a tender offer by American Realty Investors, Inc. (“ARL”), a related party, on March 19, 2003, and the resulting concentration of ownership, IOT no longer met the requirement as of January 1, 2003 for tax treatment as a REIT.  As of December 31, 2014, Transcontinental Realty Investors, Inc. (“TCI”), a related party, owns approximately 81.12% of IOT’s outstanding shares of Common Stock. The Company is headquartered in Dallas, Texas, and its common stock trades on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

IOT is a “C” corporation for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, IOT filed an annual consolidated income tax return with ARL and TCI and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, IOT and the rest of the ARL group joined the May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc. “RAMI”, effective August 7, 2014), consolidated group for tax purposes.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  Pillar also serves as an Advisor and Cash Manager to ARL and TCI. IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2014, our land consisted of 184.7 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of the significant transactions for the year ended December 31, 2014 are discussed below:

On March 13, 2014, 6.6 acres of land known as Three Hickory located in Farmers Branch, Texas was transferred back to TCI as a result of the settlement agreement with the lender.  On the same day TCI sold the land to the Company for $1.2 million.

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

We had total indebtedness at December 31, 2014 of approximately $10.2 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

On December 31, 2014, our portfolio consisted of 184.7 contiguous acres of land held for development or sale. The table below shows information relating to the land owned:

Land	Location	Acres
Mercer Crossing/Travelers Land	Farmers Branch, TX	178.1
Three Hickory Land	Farmers Branch, TX	6.6
	Total Land/Development	184.7

ITEM 3.    LEGAL PROCEEDINGS

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

In 2005, IOT purchased 10.08 acres of land, located in Dallas County, Texas, from TCI, a related party, and obtained 3rd party financing.  On August 2, 2011, the property was sold to ABCLD Real Estate, LLC ("ABCLD"), a related party. Ownership of this property was subsequently transferred from ABCLD to the lender through foreclosure procedures.

On April 27, 2012, ABCLD filed a lawsuit for wrongful foreclosure against the lender.  On September 9, 2014, the court entered a final judgement declaring that the foreclosure was void as a matter of law.  ABCLD subsequently paid $7 million to get the property back.

The plaintiffs appealed the final judgement and also allege that ABCLD and other various entities are still responsible for deficiencies, unpaid interest and related attorney fees.  With the $7 million that was applied to the outstanding loan balance, the potential loss is significantly reduced, and the amount of final damages is contingent upon the outcome of the appeal.  In the event of an unfavorable outcome, we believe the potential loss should be no more than $2 million.  At this time, it is unknown as to the amount of damages and deficiency balances that the plaintiff will be entitled to recover, if any.  Further, if there is any future obligations, it is unknown what the Company’s portion would be.

ART and ART Midwest, Inc.

In August 2014, David M. Clapper and two entities related to Mr. Clapper (all, collectively, the “Clapper Parties”) filed a complaint in the U. S. District Court against the Company, its directors and certain of its officers alleging purported transactions to the detriment of the Clapper Parties and others by transferring assets, cash and diverting property. Management of the Company believes that there is no basis for this action against the Company and its officers and directors and intends to vigorously defend itself. The August 2014 complaint does not allege any facts relating to the Company, except that the named directors and officers are directors and officers of the Company and that the Company is a Nevada corporation, with its headquarters/principal place of business in Dallas, Texas.

The case arises over other litigation, commenced in 1999, among the Clapper Parties and American Realty Trust, Inc. (“ART”) and its former subsidiary, ART Midwest, Inc., originally arising out of a transaction in 1998, in which ART and the Clapper Parties were to form a partnership to own eight residential apartment complexes.  Over the ensuing years, a number of rulings, both for and against ART and ART Midwest, Inc., were issued, resulting in a ruling in October 2011, under which the Clapper Parties were awarded an initial judgment for approximately $74 million, including $26 million in actual damages and $48 million in interest. The 2011 ruling was only against ART and ART Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in the matter. ART and ART Midwest, Inc. are not and have never been subsidiaries of the Company.

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

	2014		2013
	High	Low	High	Low
First Quarter	$7.97	$4.99	$4.00	$3.14
Second Quarter	$7.88	$5.69	$4.20	$3.16
Third Quarter	$7.69	$5.50	$5.60	$3.50
Fourth Quarter	$6.99	$5.20	$5.20	$4.35

On March 12, 2015, the closing sale price of the Company’s common stock on the NYSE MKT was $6.90 per share. The approximate number of record holders of our common stock at March 12, 2015 was 585.

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2014, 2013, or 2012. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2014:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance as of September 30, 2014			1,034,761	615,239
October 31, 2014	-	$-	1,034,761	615,239
November 30, 2014	-	$-	1,034,761	615,239
December 31, 2014	-	$-	1,034,761	615,239

Total	-

ITEM 6.     SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$-	$-	$-	$-	$-
Total operating expenses	1,518	2,346	1,396	1,388	1,395
Operating loss	(1,518)	(2,346)	(1,396)	(1,388)	(1,395)
Other income, net of other expenses	4,023	10,943	3,862	3,184	3,173
Income before gain on land sales, non-controlling interest, and taxes	2,505	8,597	2,466	1,796	1,778
Income tax benefit (expense)	(946)	(3,063)	(876)	(815)	52
Net income from continuing operations	1,559	5,534	1,590	981	1,830
Net income (loss) from discontinued operations	-	(16)	(69)	(312)	8
Net income	$1,559	$5,518	$1,521	$669	$1,838

PER SHARE DATA
Earnings per share - basic
Net income from continuing operations	$0.37	$1.33	$0.38	$0.24	$0.44
Net income (loss) from discontinued operations	-	(0.00)	(0.02)	(0.08)	0.00
Net income applicable to common shares	$0.37	$1.33	$0.36	$0.16	$0.44
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,264

Earnings per share - diluted
Net income from continuing operations	$0.37	$1.33	$0.38	$0.24	$0.44
Net income (loss) from discontinued operations	-	(0.00)	(0.02)	(0.08)	0.00
Net income applicable to common shares	$0.37	$1.33	$0.36	$0.16	$0.44
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,264

BALANCE SHEET DATA
Real estate, net	$25,717	$24,511	$24,511	$24,511	$29,561
Notes and interest receivable, net	25,635	28,867	25,176	29,786	36,579
Total assets	93,076	93,813	104,379	108,041	117,087
Notes and interest payables	10,240	12,357	28,508	28,588	36,604
Shareholders' equity	82,799	81,240	75,722	74,201	73,532
Book value per share	19.86	19.49	18.17	17.80	17.64

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

Overview

Our primary business is in real estate holdings and investment in mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2014, our land consisted of 184.7 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of December 31, 2014, IOT is not the primary beneficiary of a VIE.

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. IOT’s investment in Eton Square was accounted for under the equity method.

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

Sales to our parent, TCI, have previously been reflected at the fair value sales price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those asset sales, in the previous years, to reflect a sales price equal to the cost basis in the asset at the time of the sale.  The related party payables from TCI were reduced for the lower asset price.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per GAAP, through the term of the obligation such as interest expense. Our aggregate obligations subsequent to December 31, 2014 are shown in the table below (dollars in thousands):

	Total	2015	2016	2017-2019	Thereafter
Long-term debt obligation	$11,348	$1,640	$9,705	$3	$-
Capital lease obligation	-	-	-	-	-
Operating lease obligation	-	-	-	-	-
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the	-	-	-	-	-
Registrant's Balance Sheet under GAAP
Total	$11,348	$1,640	$9,705	$3	$-

Results of Operations

The following discussion is based on our Consolidated Financial Statements “Consolidated Statement of Operations” for the years ended December 31, 2014, 2013, and 2012 from Part II, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

We had a net income applicable to common shares of $1.6 million or $0.37 per diluted earnings per share for the year ended December 31, 2014, as compared to a net income applicable to common shares of $5.5 million or $1.33 per diluted earnings per share for the same period ended 2013.

Revenue

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the twelve months ended December 31, 2014 and December 31, 2013.

Expenses

Property operating expenses were $50,000 for the twelve months ended December 31, 2014. This represents a decrease of $37,000, as compared to the prior period property operating expenses of $87,000. This decrease was primarily due to a decrease in professional services.

General and administrative expenses were $573,000 for the twelve months ended December 31, 2014.  This represents a decrease of $161,000, as compared to the prior period general and administrative expenses of $734,000.  This decrease was primarily due to a decrease in legal fees and professional fees.

Net income fee was $203,000 for the twelve months ended December 31, 2014.  This represents a decrease of $492,000, as compared to the prior period net income fee of $695,000. The net income fee paid to Pillar is calculated at the rate of 7.5% of net income.  The net income decreased from last year due to the $5.8 million discount recognized for the Company’s portion of the Mercer/Travelers land mortgage note buyout in 2013.

Advisory fees were $692,000 for the twelve months ended December 31, 2014.  This represents a decrease of $138,000, as compared to the prior period advisory fees of $830,000.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $4.7 million for the twelve months ended December 31, 2014.  This represents a decrease of $2.4 million in the current year, as compared to interest income of $7.1 million in the prior period. This decrease was primarily due to the recognition of uncollectible interest in the prior period on two of the UHF notes receivable.  We also received less interest on the receivable from our Advisor.

There was no other income recorded in 2014, as compared to $5.8 million for the twelve months ended December 31, 2013. On December 30, 2013, the Mercer/Travelers land mortgage note buyout was paid off at a discounted rate.  The Company recognized its prorated share of that discount, shared with its parent, TCI.

Mortgage and loan interest was $0.7 million for the twelve months ended December 31, 2014. This represents a decrease of $0.5 million, as compared to the prior period expense of $1.2 million. This decrease was due to the Mercer/Travelers land $27.7 million mortgage note buyout in December 2013 that was replaced with a new note with a principal balance of $12.4 million.

Loan charges were $32,000 for the twelve months ended December 31, 2014. This represents a decrease of $798,000, as compared to prior period loan charges of $830,000 for the twelve months ended December 31, 2013.  This decrease was due to prior period extension fees relating to the Mercer/Travelers land mortgage note buyout and were shared with the Company’s parent, TCI.

Income tax expense was $0.9 million for the twelve months ended December 31, 2014.  This represents a decrease of $2.2 million as compared to the prior period income tax expense of $3.1 million.  The decrease was due to the decrease in the current period net income, as compared to the prior period.  IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009 and due to the positive net income in the current period, it used net operating losses from its parent(s) and is required to compensate for those losses used in the current period.

Discontinued operations

There were no properties sold in 2014 or 2013. The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2014	2013
Revenue
Rental and other property revenues	$-	$-
	-	-
Expenses
General and administrative	-	24
	$-	$24
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	-	(24)
Income tax benefit	-	8
Net loss from discontinued operations	$-	$(16)

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

We had a net income applicable to common shares of $5.5 million or $1.33 per diluted earnings per share for the year ended December 31, 2013, as compared to a net income applicable to common shares of $1.6 million or $0.36 per diluted earnings per share for the same period ended 2012.

Revenue

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the twelve months ended December 31, 2013 and December 31, 2012.

Expenses

General and administrative expenses were $734,000 for the twelve months ended December 31, 2013.  This represents an increase of $400,000, as compared to the prior period general and administrative expenses of $334,000.  This increase was primarily due to an increase in professional fees and cost reimbursements paid to our Advisor.

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

Income tax expense was $3.1 million for the twelve months ended December 31, 2013.  This represents an increase of $2.2 million as compared to the prior period income tax expense of $0.9 million.  The increase was due to the increase in the current period net income, as compared to the prior period.  IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries.  Due to the positive net income in 2013, it used net operating losses from its parent(s) and is required to compensate for those losses used.

Discontinued operations

There were no properties sold in 2013 or 2012.  The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2013	2012
Revenue
Rental and other property revenues	$-	$-
	-	-
Expenses
General and administrative	24	106
	24	106
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(24)	(106)
Income tax benefit	8	37
Net loss from discontinued operations	$(16)	$(69)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

 We may also issue additional equity securities, including common stock.  Management anticipates that our cash as of December 31, 2014, along with cash that will be generated in 2015 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

Financial Position

The following impacted our balance sheet as of December 31, 2014:

The notes and interest receivable balance decreased due to payments received on the related party receivables.

There was an acquisition of 6.6 acres of land known as Three Hickory Land.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $7,000 and $3,000 as of December 31, 2014 and December 31, 2013, respectively. The increase was a result of the following increases and decreases in cash flows:

	Year Ended December 31,
	2014	2013	Variance
	(dollars in thousands)
Net cash provided by operating activities	$4,580	$1,159	$3,421
Net cash provided by investing activities	$2,459	$14,200	$(11,741)
Net cash used in financing activities	$(2,117)	$(15,358)	$13,241

         The primary source of cash provided by operating activities is from interest income on notes receivable.  The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs.  The increase in cash provided by operating activities was due to the receipt of more proceeds on notes receivable in the current period.

The investing activity in the current period was mainly due to the proceeds received on the notes receivable, allowing the Company to invest more net cash with our Advisor.  The Company also acquired a parcel of land.

The primary sources of cash from financing activities are from proceeds on notes payables.  The primary cash outlays are for recurring debt payments and payments on maturing notes payable.  The decrease in outgoing cash was due to the Mercer/Travelers land loan buyout in the prior period.  During the current period, the Company paid debt obligations.

We paid no dividends in 2014, 2013, or 2012. It is unlikely that we will pay any quarterly dividends in 2015.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IOT’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the change in the market rates and prices and the effect of these changes on future operations. Market risk is managed by matching a property’s anticipated net operating income to an appropriate financing.

IOT is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. IOT does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate-sensitive assets and liabilities. IOT’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of IOT’s market risk is exposure to short-term interest rates from variable rate borrowings. If market interest rates for variable rate debt average 100 basis points more in 2015 than they did during 2014, IOT’s interest expense would increase and net income would decrease by $102,360. This amount is determined by considering the impact of hypothetical interest rates on IOT’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in IOT’s financial structure.

The following table contains only those exposures that existed at December 31, 2014. Anticipation of exposures or risk on positions that could possibly arise was not considered. IOT’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Note Receivable
Variable interest rate - fair value							$-
Instrument's maturities	$-	$-	$-	$-	$-	$-	$-
Instrument's amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$25,410
Instrument's maturities	$-	$-	$-	$-	$-	$25,410	$25,410
Instrument's amortization	-	-	-	-	-	-	-
Interest	3,049	3,049	3,049	3,049	3,049	39,640	54,885
Average Rate	12.00%	12.00%	12.00%	12.00%	12.00%	12.00%

Notes Payable	2015	2016	2017	2018	2019	Thereafter	Total
Variable interest rate - fair value							$10,236
Instrument's maturities	$-	$8,161	$-	$-	$-	$-	$8,161
Instrument's amortization	1,053	1,022	-	-	-	-	2,075
Interest	586	521	-	-	-	-	1,107
Average Rate	6.00%	6.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$4
Instrument's maturities	$-	$-	$-	$-	$-	$-	$-
Instrument's amortization	0.5	0.6	0.6	0.7	0.8	0.4	4
Interest	0.4	0.5	0.3	0.2	0.1	-	2
Average Rate	12.50%	12.50%	12.50%	12.50%	12.50%	0.00%

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
Income Opportunity Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  Income Opportunity Realty Investors, Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, also assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in the notes to the consolidated financial statements, Income Opportunity Realty Investors, Inc. has significant transactions with and balances due from related parties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2014 and 2013, and the results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.
Richardson, Texas
March 30, 2015

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings, at cost	$25,717	$24,511
Total real estate	25,717	24,511

Notes and interest receivable from related parties	27,461	30,693
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	25,635	28,867
Cash and cash equivalents	7	3
Receivable and accrued interest from related parties	40,460	39,207
Other assets	1,257	1,225
Total assets	$93,076	$93,813

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$10,240	$12,357
Accounts payable and other liabilities	37	216
Total liabilities	10,277	12,573
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2014 and 2013	42	42
Treasury stock at cost, 5,461 shares in 2014 and 2013	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	20,841	19,282
Total shareholders' equity	82,799	81,240
Total liabilities and shareholders' equity	$93,076	$93,813

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$-	$-	$-

Expenses:
Property operating expenses (including $46, $51 and $61 for the year ended 2014, 2013 and 2012, respectively, from related parties)	50	87	67
General and administrative (including $237, $234 and $155 for the year ended 2014, 2013 and 2012, respectively, from related parties)	573	734	334
Net income fee to related party	203	695	180
Advisory fee to related party	692	830	815
Total operating expenses	1,518	2,346	1,396
Net operating loss	(1,518)	(2,346)	(1,396)

Other income (expenses):
Interest income from related parties	4,729	7,129	5,183
Other income	-	5,804	-
Mortgage and loan interest	(674)	(1,160)	(1,284)
Loan charges	(32)	(830)	-
Earnings from unconsolidated subsidiaries and investees	-	-	(37)
Total other income	4,023	10,943	3,862
Income before gain on land sales, non-controlling interest, and taxes	2,505	8,597	2,466
Income from continuing operations before tax	2,505	8,597	2,466
Income tax expense	(946)	(3,063)	(876)
Net income from continuing operations	1,559	5,534	1,590
Discontinued operations:
Net loss from discontinued operations	-	(24)	(106)
Income tax benefit from discontinued operations	-	8	37
Net loss from discontinued operations	-	(16)	(69)
Net income	$1,559	$5,518	$1,521

Earnings per share - basic
Income from continuing operations	$0.37	$1.33	$0.38
Loss from discontinued operations	-	-	(0.02)
Net income	$0.37	$1.33	$0.36

Earnings per share - diluted
Income from continuing operations	$0.37	$1.33	$0.38
Loss from discontinued operations	-	-	(0.02)
Net income	$0.37	$1.33	$0.36

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2014
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2011	$74,201	4,173,675	$42	$(39)	$61,955	$12,243
Net income	1,521	-	-	-	-	1,521
Balance, December 31, 2012	$75,722	4,173,675	$42	$(39)	$61,955	$13,764
Net income	5,518	-	-	-	-	5,518
Balance, December 31, 2013	$81,240	4,173,675	$42	$(39)	$61,955	$19,282
Net income	1,559	-	-	-	-	1,559
Balance, December 31, 2014	$82,799	4,173,675	$42	$(39)	$61,955	$20,841

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,559	$5,518	$1,521
Adjustments to reconcile net income applicable to common shares to net cash used in operating activities:
Earnings from unconsolidated subsidiaries and investees	-	-	37
Decrease (increase) in assets:
Accrued interest receivable from related parties	3,232	(3,691)	1,620
Other assets	(32)	58	263
Increase (decrease) in liabilities:
Accrued interest payable to related parties	-	(793)	(80)
Other liabilities	(179)	67	24
Net cash provided by operating activities	4,580	1,159	3,385

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	-	2,990
Acquisition of land held for development	(1,202)	-	-
Real estate improvements	(4)	-	-
Related party receivables	(1,253)	14,200	(6,374)
Net cash provided by (used in) investing activities	(2,459)	14,200	(3,384)

Cash Flow From Financing Activities:
Proceeds from notes payable	-	12,343	-
Payments on notes payable to related parties	(2,117)	-	-
Payments on maturing notes payable	-	(27,701)	-
Net cash used in financing activities	(2,117)	(15,358)	-

Net increase in cash and cash equivalents	4	1	1
Cash and cash equivalents, beginning of period	3	2	1
Cash and cash equivalents, end of period	$7	$3	$2

Supplemental disclosures of cash flow information:
Cash paid for interest	$674	$1,162	$1,385

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. ("IOT") and consolidated entities were prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Summary of Significant Accounting Policies”. The Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances in the 2013 and 2012 presentation have been reclassified to conform to the 2014 presentation.

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

Organization and business.  Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985.  Due to the completion of a tender offer by American Realty Investors, Inc. (“ARL”), a related party, on March 19, 2003, and the resulting concentration of ownership, IOT no longer met the requirement as of January 1, 2003 for tax treatment as a REIT.  IOT cannot re-qualify for REIT tax status for at least five years after January 1, 2003.  As of December 31, 2014, Transcontinental Realty Investors, Inc. (“TCI”), a related party, owns approximately 81.12% of IOT’s outstanding shares of Common Stock. The Company is headquartered in Dallas, Texas, and its common stock trades on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

IOT is a “C” corporation for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, IOT filed an annual consolidated income tax return with ARL and TCI and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, IOT and the rest of the ARL group joined the May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc. “RAMI”, effective August 7, 2014), consolidated group for tax purposes.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2014, our land consisted of 184.7 acres of land held for future development or sale. All of our land holdings are located in Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of December 31, 2014, IOT was not the primary beneficiary of a VIE.

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. IOT’s investment in Eton Square was accounted for under the equity method.

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

Earnings per share.    Earnings per share ("EPS") have been computed pursuant to the provisions of ASC 620 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

Use of estimates.    In the preparation of Consolidated Financial Statements in conformity with GAAP, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year ended. Actual results could differ from those estimates.

Income Taxes.    The Company is a “C” corporation for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, the Company filed an annual consolidated income tax return with ARL and TCI and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, the Company and the rest of the ARL group joined the MRHI consolidated group for tax purposes.  The income tax expense for the first part of the 2012 tax period was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years.  The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent Accounting Pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.   REAL ESTATE

Real estate consisted of the following at December 31, (dollars in thousands):

	2014	2013
Mercer Crossing/Travelers Land	$24,515	$24,511
Three Hickory	1,202	-
	$25,717	$24,511

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

On March 13, 2014, 6.6 acres of land known as Three Hickory located in Farmers Branch, Texas was transferred back to TCI as a result of the settlement agreement with the lender.  On the same day TCI sold the land to the Company for the cost basis of $1.2 million.

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

 NOTE 3.     NOTES AND INTEREST RECEIVABLE FROM RELATED PARTIES

Notes and interest receivable from related parties is comprised of junior mortgage loans, which are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

All of the Company’s notes receivable are with Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the Company due to our significant investment in the performance of the collateral secured under the notes receivable.  As of January 1, 2013, the Company agreed to extend the maturity on the notes receivable from UHF for an additional term of five years for the early termination of the preferred interest rate period.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.  The notes mature in December 2032 and have interest rates of 12.0%.

Payments are due from surplus cash flow from operations, sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  Furthermore, any surplus cash available from any of the properties UHF owns, besides the properties underlying these notes, can be used to repay outstanding interest and principal for these notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired.

At December 2014 and 2013, notes and interest receivable from related parties, net of allowances, totaled $25.6 million and $28.9 million, respectively.  As of December 31, 2014 and 2013, we recognized interest income of $3.0 million and $4.8 million, respectively, related to these notes.  Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$ 1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			2,051
Total Performing			$ 27,461

Allowance for estimated losses			(1,826)
Total			$ 25,635

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

	Percent ownership
Investee	2014	2013	2012
TCI Eton Square, L.P. ("Eton Square")	0%	0%	10%

            Our interest in Eton Square, LP was 0% as of December 31, 2014 and December 31, 2013, respectively, and 10% as of December 31, 2012.  We accounted for this interest under the equity method because the general partner was a related party and exercised significant influence over the operations and financial activities.  Accordingly, the investment was carried at cost, and adjusted for the Companies’ proportionate share of earnings or losses.  Due to the losses accounted for under the equity method, our investment is now at zero.

As of April 8, 2013, the underlying asset owned by this entity was transferred to the existing lender in a settlement agreement and IOT no longer recorded this entity as an investment on its books.  IOT recorded no gain or loss on the transfer.

The market values as of the years ended December 31, 2014 and December 31, 2013 were zero, due to the transfer.  The market value as of December 31, 2012 was not determinable as there were no traded markets, either active or inactive, for this investment.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	2014	2013(1)	2012
Real Estate, net of accumulated depreciation	$-	$-	$9,660
Other assets	-	-	641
Notes payable	-	-	(9,647)
Other liabilities	(7,470)	(7,470)	(3,972)
Shareholders' equity/partners' capital	$7,470	$7,470	$3,318

Rents	$-	$224	$1,117
Depreciation and amortization	-	(140)	(877)
Property operating expenses	-	(224)	(819)
General and administrative	-	(5)	(24)
Mortgage and loan interest	-	(155)	(682)
Provision for losses	-	-	(2,400)
Loss from continuing operations	-	(300)	(3,685)
Income from discontinued operations	-	-	-
Net loss	$-	$(300)	$(3,685)

Company's proportionate share of losses (2)	$-	$-	$(37)

(1) Financial results are represented through April 2013, the date of the asset transfer to the existing lender.
(2) Losses are recorded to the extent of the carrying value of the partner's capital contribution.

NOTE 5.      NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of December 31, 2014 (dollars in thousands):

Lender	Maturity	Principal Balance
Realty Advisors, Inc.*	12/30/16	$10,236
Propel Financial Services	06/01/20	$4
Accrued interest		-
		$10,240

The following table shows the principal payments due on our notes payable through the next five years and thereafter (dollars in thousands):

Year	Amount
2015	$ 1,054
2016	9,184
2017	1
2018	1
2019	-
Thereafter	-
Total	$ 10,240

*On December 30, 2013, Realty Advisors, Inc. (“RAI”), a related party, obtained a $20 million mortgage to a lender on the Company’s behalf, secured by Mercer/Travelers land owned by the Company and 100.05 acres of land owned by its parent TCI.  The Company and TCI have executed a promissory note to RAI for the same terms as the lender’s loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  On May 28, 2014, a $1.5 million principal payment was made and two additional land parcels, including 8.0 acres of Ladue land owned by TCI and 16.75 acres of Valwood land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account.  The principal balance is allocated based on the land valuation.

There is a property tax loan in the amount of $3,712 that accrues interest at 12.50% and matures on June 1, 2020.

NOTE 6.        RELATED PARTY TRANSACTIONS AND FEES

The Advisory agreement provides for Pillar or a related party of Pillar to receive fees and cost reimbursements as defined in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  Cost reimbursements are allocated based on the relative market values of the Company’s assets. The Company and Pillar entered into an Advisory Agreement and Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  The fees and cost reimbursements paid to Pillar, TCI and related parties are detailed below (dollars in thousands):

Fees:		2014	2013	2012
	Advisory	692	830	815
	Net income	203	695	180
	Construction managmeent	-	-	-
	Tax sharing agreement	946	3,055	839
		$1,841	$4,580	$1,834

Other Expense:
	Cost reimbursements	237	234	155

Revenue:
	Rental revenue	-	-	-
	Interest received	$1,692	$2,364	$2,695
		1,692	2,364	2,695

As of December 31, 2014, IOT has notes and interest receivable of $27.5 million due from Unified Housing Foundation, Inc. and recognized interest income of $3.0 million related to these notes receivable.  See details in Part 2, Item 8. “Note 3. Notes and Interest Receivable From Related Parties.”

The following table reconciles the beginning and ending balances of amounts receivable from related parties as of December 31, 2014 (dollars in thousands):

	TCI	Pillar	Total
Balance, December 31, 2013	$39,207	$-	$39,207
Cash transfers	-	5,836	5,836
Advisory fees	-	(692)	(692)
Net income fee	-	(203)	(203)
Cost reimbursements	-	(237)	(237)
Expenses paid by advisor	-	(68)	(68)
Financing (mortgage payments)	-	(2,927)	(2,927)
Significant transaction	-	(1,202)	(1,202)
Interest income	1,692	-	1,692
Tax Sharing Expense	(946)	-	(946)
Purchase of obligation	507	(507)	-
Balance, December 31, 2014	$40,460	$-	$40,460

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

On March 13, 2014, 6.6 acres of land known as Three Hickory located in Farmers Branch, Texas was transferred back to TCI as a result of the settlement agreement with the lender.  On the same day TCI sold the land to the Company for $1.2 million.

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by TCI, ARL, IOT and MRHI, for the remainder of 2012 and subsequent years.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.  IOT paid TCI $0.9 million in 2014 for the tax sharing agreement.

 NOTE 7.     DIVIDENDS

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2014, 2013, or 2012. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 8.      INCOME TAXES

For tax periods ending before August 31, 2012, IOT was part of the ARL consolidated federal return.  After that date, IOT and the rest of the ARL group joined the MRHI consolidated group for tax purposes.  The income tax expense for the first part of the 2012 tax period was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years.  For 2014, MRHI, ARL, TCI and IOT had a combined net taxable loss and IOT recorded a current tax expense of $0.9 million.  The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35% per the tax sharing and compensating agreements.

Current income tax expense is attributable to (dollars in thousands):

	2014	2013	2012

Income from continuing operations	$2,705	$8,729	$2,360
Income from discontinued operations	-	-	37
	$2,705	$8,729	$2,397

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (dollars in thousands):

	2014	2013	2012

Federal income tax at statutory rate	$946	$3,055	$839
State tax expense	-	-	8
Gain on sale differences	-	-	-
Other	-	-	(8)
Utilization of net operating loss and minimum tax credit carry forwards	-	-	-
Effective income tax rate	35%	35%	35%

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

	2014	2013	2012

Accumulated depreciation and amortization	$(516)	$(514)	$(514)
Allowance for loss	694	694	694
Other	-	-	38
Federal benefit of NOL carryforward	1,078	1,078	1,078
Federal benefit of AMT caryforward	164	164	164
Deferred tax asset	$1,420	$1,422	$1,460
Less valuation allowance	(1,420)	(1,422)	(1,460)
Total deferred tax asset	$-	$-	$-

Recognition of the benefits of deferred tax assets will require IOT to generate future taxable income. There is no assurance that IOT will generate earnings in future years.  Therefore, IOT has established a valuation allowance for deferred tax assets of approximately $1.4 million, $1.4 million and $1.5 million as of December 31, 2014, 2013 and 2012, respectively.

In 2014, IOT used approximately $2.7 million of current losses from the consolidated group.  In 2013, the company used approximately $8.7 million of losses from the ARL consolidated group.  In 2012, IOT used approximately $2.4 million of losses from the consolidated group. The most recent loss year is 2010, which, if not used, will expire in 2030.  The alternative minimum tax credit balance did not change in 2014 and remains at approximately $0.2 million.  The credit has no expiration date.

IOT is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods.  Management believes IOT is no longer subject to income tax examinations for years prior to 2011.

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

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are land and other (dollars in thousands):

	Commercial
For the Twelve Months Ended December 31, 2014	Properties	Land	Other	Total
Operating revenue	$-	$-	$-	$-
Operating expenses	-	50	-	50
Mortgage and loan interest	-	674	-	674
Loan charges	-	32	-	32
Interest income	-	-	4,729	4,729
Segment operating income (loss)	$-	$(756)	$4,729	$3,973
Capital expenditures	-	-	-	-
Assets	-	25,717	-	25,717

Property Sales
Sales price	$-	$-	$-	$-
Cost of sale	-	-	-	-
Deferred current gain	-	-	-	-
Recognized prior deferred gain	-	-	-	-
Gain on sale	$-	$-	$-	$-

	Commercial
	Properties	Land	Other	Total
For the Twelve Months Ended December 31, 2013
Operating revenue	$-	-	-	$-
Operating expenses	-	87	-	87
Mortgage and loan interest	-	1,160	-	1,160
Loan charges	-	830	-	830
Interest income	-	-	7,129	7,129
Segment operating income (loss)	$-	$(2,077)	$7,129	$5,052
Capital expenditures	-	-	-	-
Assets	-	24,511	-	24,511

Property Sales
Sales price	$-	$-	$-	$-
Cost of sale	-	-	-	-
Deferred current gain	-	-	-	-
Recognized prior deferred gain	-	-	-	-
Gain on sale	$-	$-	$-	$-

	Commercial
	Properties	Land	Other	Total
For the Twelve Months Ended December 31, 2012
Operating revenue	$-	$-	$-	$-
Operating expenses	-	67	-	67
Mortgage and loan interest	-	1,284	-	1,284
Interest income	-	-	5,183	5,183
Segment operating income (loss)	$-	$(1,351)	$5,183	3,832
Capital expenditures	-	-	-	-
Assets	-	24,511	-	24,511

Property Sales
Sales price	$-	$-	$-	$-
Cost of sale	-	-	-	-
Deferred current gain	-	-	-	-
Recognized prior deferred gain	-	-	-	-
Gain (loss) on sale	$-	$-	$-	$-

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2014	2013	2012
Segment operating income	$3,973	$5,052	$3,832
Other non-segment items of income (expense)
General and administrative	(573)	(734)	(334)
Net income fee	(203)	(695)	(180)
Advisory fee to related party	(692)	(830)	(815)
Other income	-	5,804	-
Equity from unconsolidated subsidiaries and investees	-	-	(37)
Income tax expense	(946)	(3,063)	(876)
Income from continuing operations	$1,559	$5,534	$1,590

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	2014	2013	2012
Segment assets	$25,717	$24,511	$24,511
Notes and interest receivable	25,635	28,867	25,176
Other assets and receivables	41,724	40,435	59,819
Total assets	$93,076	$93,813	$109,506

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

Discontinued operations relates to properties that were either sold or repositioned as held-for-sale as of the year ended 2014, 2013 and 2012. There were no properties sold in 2014 or 2013.  The statements of operations for all prior periods presented have been restated to reflect the reclassification to discontinued operations. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2014	2013	2012
Revenue
Rental and other property revenues	$-	$-	$-
	-	-	-
Expenses
General and administrative	-	24	106
	-	24	106
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	-	(24)	(106)
Income tax benefit	-	8	37
Net loss from discontinued operations	$-	$(16)	$(69)

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2014, 2013 and 2012 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 11.     QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2014, 2013 and 2012:

	Three Months Ended 2014
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2014
Rental and other property revenues	$-	$-	$-	$-
Total operating expenses	390	363	380	385
Operating loss	(390)	(363)	(380)	(385)
Other income, net of other expenses	949	1,058	1,003	1,013
Income before gain on land sales, non-contolling interest, and taxes	559	695	623	628
Gain on land sales	-	-	-	-
Income tax expense	-	-	-	(946)
Net income (loss) from continuing operations	559	695	623	(318)
Net income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$559	$695	$623	$(318)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.13	$0.17	$0.15	$(0.08)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) applicable to common shares	$0.13	$0.17	$0.15	$(0.08)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$0.13	$0.17	$0.15	$(0.08)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) applicable to common shares	$0.13	$0.17	$0.15	$(0.08)
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2013
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2013
Rental and other property revenues	$-	$-	$-	$-
Total operating expenses	406	477	505	958
Operating loss	(406)	(477)	(505)	(958)
Other income, net of other expenses	1,119	1,123	1,130	7,571
Income before gain on land sales, non-controlling interest, and taxes	713	646	625	6,613
Gain on land sales	-	-	-	-
Income tax expense	(6)	-	-	(3,057)
Net income from continuing operations	707	646	625	3,556
Net loss from discontinued operations	(12)	-	-	(4)
Net income	$695	$646	$625	$3,552

PER SHARE DATA
Earnings per share - basic
Income from continuing operations	$0.17	$0.15	$0.15	$0.86
Income (loss) from discontinued operations	-	-	-	-
Net income applicable to common shares	$0.17	$0.15	$0.15	$0.86
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income from continuing operations	$0.17	$0.15	$0.15	$0.86
Income (loss) from discontinued operations	-	-	-	-
Net income applicable to common shares	$0.17	$0.15	$0.15	$0.86
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2012
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2012
Rental and other property revenues	$-	$-	$-	$-
Total operating expenses	383	426	285	302
Operating loss	(383)	(426)	(285)	(302)
Other income, net of other expenses	897	1,424	682	859
Income before gain on land sales, non-controlling interest, and taxes	514	998	397	557
Gain on land sales	-	-	-	-
Income tax expense	(2)	-	(14)	(860)
Net income (loss) from continuing operations	512	998	383	(303)
Net loss from discontinued operations	(5)	-	(27)	(37)
Net income (loss)	$507	$998	$356	$(340)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.12	$0.24	$0.09	$(0.07)
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income (loss) applicable to common shares	$0.12	$0.24	$0.08	$(0.08)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$0.12	$0.24	$0.09	$(0.07)
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income (loss) applicable to common shares	$0.12	$0.24	$0.08	$(0.08)
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

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

In 2005, IOT purchased 10.08 acres of land, located in Dallas County, Texas, from TCI, a related party, and obtained 3rd party financing.  On August 2, 2011, the property was sold to ABCLD Real Estate, LLC ("ABCLD"), a related party. Ownership of this property was subsequently transferred from ABCLD to the lender through foreclosure procedures.

On April 27, 2012, ABCLD filed a lawsuit for wrongful foreclosure against the lender.  On September 9, 2014, the court entered a final judgement declaring that the foreclosure was void as a matter of law.  ABCLD subsequently paid $7 million to get the property back.

The plaintiffs appealed the final judgement and also allege that ABCLD and other various entities are still responsible for deficiencies, unpaid interest and related attorney fees.  With the $7 million that was applied to the outstanding loan balance, the potential loss is significantly reduced, and the amount of final damages is contingent upon the outcome of the appeal.  In the event of an unfavorable outcome, we believe the potential loss should be no more than $2 million.  At this time, it is unknown as to the amount of damages and deficiency balances that the plaintiff will be entitled to recover, if any.  Further, if there is any future obligations, it is unknown what the Company’s portion would be.

ART and ART Midwest, Inc.

In August 2014, David M. Clapper and two entities related to Mr. Clapper (all, collectively, the “Clapper Parties”) filed a complaint in the U. S. District Court against the Company, its directors and certain of its officers alleging purported transactions to the detriment of the Clapper Parties and others by transferring assets, cash and diverting property.  Management of the Company believes that there is no basis for this action against the Company and its officers and directors and intends to vigorously defend itself. The August 2014 complaint does not allege any facts relating to the Company, except that the named directors and officers are directors and officers of the Company and that the Company is a Nevada corporation, with its headquarters/principal place of business in Dallas, Texas.

The case arises over other litigation, commenced in 1999, among the Clapper Parties and American Realty Trust, Inc. (“ART”) and its former subsidiary, ART Midwest, Inc., originally arising out of a transaction in 1998, in which ART and the Clapper Parties were to form a partnership to own eight residential apartment complexes.  Over the ensuing years, a number of rulings, both for and against ART and ART Midwest, Inc., were issued, resulting in a ruling in October 2011, under which the Clapper Parties were awarded an initial judgment for approximately $74 million, including $26 million in actual damages and $48 million in interest. The 2011 ruling was only against ART and ART Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in the matter. ART and ART Midwest, Inc. are not and have never been subsidiaries of the Company.

Liquidity

Management anticipates that IOT will generate excess cash from operations in 2015 due to the interest collected from notes receivable; however, such excess may not be sufficient to discharge all of IOT’s debt obligations as they mature.  Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

NOTE 13.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2015, the date the financial statements were available to be issued, and has determined that there are none to be reported.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate and Accumulated Depreciation
December 31, 2014

					Gross Amounts at Which
		Initial Cost			Carried at End of Year
	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition and Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Mercer Crossing Land
Mercer/Travelers Land, Farmers Branch, TX	10,240	24,511	4	-	24,511	4	24,515
Three Hickory Land, Farmers Branch, TX	-	1,202	-	-	1,202	-	1,202

	$10,240	$25,713	$4	$-	$25,713	$4	$25,717

SCHEDULE III
(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate and Accumulated Depreciation
For the Years Ended December 31,

	2014	2013	2012
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$24,511	$24,511	$24,511
Additions
Acquisitions and improvements	1,206	-	-
Deductions
Sale of real estate	-	-	-
Balance at December 31,	$25,717	$24,511	$24,511

Reconciliation of Accumulated Depreciation
Balance at January 1,	$-	$-	$-
Additions
Depreciation	-	-	-
Deductions
Sale of real estate	-	-	-
Balance at December 31,	$-	$-	$-

Schedule IV
INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable on Real Estate
December 31, 2014

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
JUNIOR MORTGAGE LOANS
Unified Housing Foundation, Inc. (Echo Station/UH of Temple,LLC)	12.00%	12/32	Excess cash flow	9,862	1,809	1,481	-
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,965	8,836	6,363	-
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin,LLC)	12.00%	12/32	Excess cash flow	13,893	3,300	3,057	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	12.00%	12/32	Excess cash flow	18,948	2,427	2,250	-
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing,LLC)	12.00%	12/32	Excess cash flow	11,730	2,409	1,936	-
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	23,285	5,587	5,174	-
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell,LLC)	12.00%	12/32	Excess cash flow	7,396	1,702	1,323	-
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,606	2,019	1,826	-
100% Interest in UH of Tivoli, LLC

UNSECURED LOANS
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,965	2,189	2,000	-

						$ 25,410
				Interest receivable		2,051
				Allowance for estimated losses		(1,826)
						$ 25,635

Schedule IV (continued)
INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable on Real Estate
For the Years Ended December 31,

	2014	2013	2012
	(dollars in thousands)

Balance at January 1,	$30,693	$27,002	$31,612
Additions
New mortgage loans	-	-	-
Conversion of accrued interest to principal	-	-	-
Increase of interest receivable on mortgage loans	3,037	4,766	2,487
Deductions
Amounts received	(6,269)	(1,075)	(7,097)
Non-cash reduction	-	-	-
Cost of mortgages sold	-	-	-
Balance at December 31,	$27,461	$30,693	$27,002

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors

The current Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company or its current advisor, Pillar, their principal occupations, business experience and Directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a Director, means that the Director is an officer, Director or employee of Pillar, or an officer of the Company, or an officer or Director of a related party of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company, nor a Director, officer or employee of Pillar (but may be a Director of the Company), although the Company may have certain business or professional relationships with such Director as discussed in Item 13. “Certain Relationships and Related Transactions and Director Independence”.

HENRY A. BUTLER, age 64, Director, (Affiliated) (since February 2011) and Chairman of the Board (since May 2011)

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (since April 2011), and its predecessor, Prime Income Asset Management, LLC ( July 2003 to April 2011).  Mr. Butler is a Director (since February 8, 2011) and Chairman of the Board (since May 12, 2011) of the Company.   He is also Chairman of the Board (since May 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI.

ROBERT A. JAKUSZEWSKI, age 52, Director (Independent) (since March 2004).

Mr. Jakuszewski is currently a Medical Specialist for VAYA Pharma, Inc.  He was the Senior Medical Liaison (January 2013 to July 2013) for Vein Clinics of America, and the Vice President of Sales and Marketing (September 1998 to December 2012) for New Horizons Communications, Inc.  Mr. Jakuszewski is a Director of the Company (since March 2004).  He is also a Director of ARL (since November 2005) and a Director of TCI (since November 2005).

SHARON HUNT, age 72, Director (Independent) (Since October  2011)

    Ms. Hunt is a licensed Realtor in Arkansas, with Keystone Realty.  Ms. Hunt is a Director of the Company (since October, 2011).  She is also a Director of ARL (since October, 2011) and previously (February 2004 to January 2011), and a Director of TCI (since October, 2011) and previously (February, 2004 to January, 2011).

TED R. MUNSELLE, age 59, Director (Independent) (since May 2009).

    Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.  On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee.  Spindletop’s stock is traded on the Over-the-Counter (OTC) market.  He is a certified public accountant (since 1980).  Mr. Munselle has been a Director of the Company (since May 2009).  He is also a Director of ARL (since February 2004) and a Director of TCI (since February 2004).  Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOT has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT.

Board Meetings and Committees

The Board of Directors held five meetings during 2014. For such year, no incumbent Director attended fewer than 100% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines, are Ms. Sharon Hunt, and Messrs. Jakuszewski, and Munselle (Chairman). Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. All members of the Audit Committee meet the experience requirements of the listing standards of the NYSE MKT. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met five times in 2014.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Ms. Sharon Hunt (Chairman) and Messrs. Jakuszewski and Munselle.  All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met once in 2014.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Ms Sharon Hunt and Messrs. Jakuszewski (Chairman) and Munselle.  All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met once in 2014.

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

Following the annual meeting of stockholders held December 2014 for the fiscal year ended December 31, 2013, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held following the fiscal year ended December 31, 2015.

Determination of Director Independence

In February 2004, the Board enhanced its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the American Stock Exchange. The full text of the Corporate Governance Guidelines can be found in the Investor Relations section of the Company’s website (www.incomeopp-realty.com). A copy may also be obtained upon request from the Company’s Corporate Secretary. Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence in March 2014.  During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between Directors or their related parties and members of the Company’s senior management or their related parties. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

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

DANIEL J. MOOS, 64

President (since April 2007) and Chief Executive Officer (effective March 2010) of the Company, ARL, TCI, (effective March 2007) of Prime, and (effective since April, 2011) of Pillar.

GENE S. BERTCHER, 66

Executive Vice President (since February 2008), Chief Financial Officer (since May 2008), and Treasurer (since October 2013) of the Company, ARL and TCI. Mr. Bertcher is also Chief Executive Officer (since December 2006), Chief Financial Officer (since January 2003) and a Director (since June 1999) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the NYSE MKT.  Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant (since 1973).

LOUIS J. CORNA, 67

Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004) of the Company, ARL and TCI.  He is also Executive Vice President—Tax (since April 2011) of Pillar.  Mr. Corna was also a Director and Vice President (June 2004 to December 2010) and Secretary (January 2005 to December 2010) of the First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

ALFRED CROZIER, 63

    Executive Vice President—Residential Development of Prime (November 2006 to April 2011) and the Company, ARL, IOT and Pillar (since April 2011).

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

Compliance with Section 16(a) of Reporting Requirements

Section 16(a) under the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers and any persons holding 10% or more of the Company’s shares of Common Stock are required to report their ownership of the Company’s shares of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) on specified report forms. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during each fiscal year. The Company believes that all of these filing requirements were satisfied by the Company’s Directors and executive officers and holders of more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2014.  . In making these statements, the Company has relied upon the written representations of its Directors and executive officers and the holders of 10% or more of the Company’s Common Stock and copies of the reports that each has filed with the SEC.

The Advisor

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Mr. Phillips is not an officer, manager or Director of Pillar, Realty Advisors, LLC, RAI, MRHI or IOT, nor is he a Trustee of the May Trust.  Pillar is a company of which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers.

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

IOT entered into a Cash Management Agreement with Pillar on April 30, 2011, to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal prime rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.  IOT’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

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

As of March 15, 2015, the principal officers and directors of Pillar are set forth below:

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

Tax Sharing Agreement

For tax periods ending before August 31, 2012, IOT was part of the American Realty Investors, Inc. consolidated federal return.  After that date, IOT and the rest of the ARL group joined the MRHI consolidated group for tax purposes.  The income tax expense for the 2012 tax period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years.  For 2014, MRHI, ARL, TCI and IOT had a combined net taxable loss and IOT recorded a current tax expense of $0.9 million.  The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35% per the tax sharing and compensating agreements.

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

During 2014, $15,572 was paid to the non-employee Directors in total Directors’ fees.  Those fees received by Directors were Robert A. Jakuszewski $5,000; Ted R. Munselle $5,572; and Sharon Hunt $5,000.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 15, 2015.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,381,270	81.12%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 20, 2015:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Gene S. Bertcher	3,381,270 (1)	81.12%
Henry A. Butler	3,381,270 (1)	81.12%
Alfred Crozier	3,381,270 (1)	81.12%
Louis J. Corna	3,381,270 (1)	81.12%
Robert A. Jakuszewski	3,381,270 (1)	81.12%
Daniel J. Moos	3,381,270 (1)	81.12%
Ted R. Munselle	3,381,270 (1)	81.12%
Sharon Hunt	3,381,270 (1)	81.12%
All Directors and executive officers as a group (8 people)	3,381,270 (1)	81.12%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 15, 2015.
(1)
Includes 3,381,270 shares owned by TCI of which the Directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as Directors and executive officers. Each of the current Directors (Messrs. Butler, Munselle,  Jakuszewski and Ms. Hunt) and executive officers (Messrs. Moos, Bertcher, Corna, and Crozier) of TCI disclaim beneficial ownership of such shares.

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

Certain Business Relationships

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Mr. Phillips is not an officer, manager or Director of Pillar, Realty Advisors, LLC, RAI, MRHI or IOT, nor is he a Trustee of the May Trust.

Regis also provides brokerage services, on a non-exclusive basis, for the Company and receives brokerage commissions in accordance with a brokerage agreement.

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by TCI, ARL, IOT and MRHI for the remainder of 2012 and subsequent years.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.  IOT paid TCI $0.9 million in 2014, $3.1 million in 2013 and $0.8 million in 2012 for the tax sharing agreement.

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

At December 31, 2014, TCI owned 3,381,270 shares of Common Stock of IOT (approximately 81.1%).  TCI owes $41.4 million to IOT which includes the $17.9 million note assumed from the acquisition of a majority ownership of IOT in 2009 plus accrued interest of $4.2 million and $19.3 million of obligations purchased from the Company’s Advisor, Pillar.  For the period ended December 31, 2014, IOT received $0.8 million in interest income on the amounts owed by TCI.  In addition, for the period ending December 31, 2014, IOT paid $0.9 million to TCI pursuant to the tax sharing agreement described in detail in Note 8 “Income Taxes”.

From time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms, are unsecured and have been reflected in the Company’s financial statements as receivables from or payables to related parties.   Such advances bear interest at 1% above the prime rate. During 2014, the Company received interest of $0.9 million from Pillar related to the advances to date.

In 2014, pursuant to the Advisory fee agreement, the Company paid Pillar $0.7 million in advisory fees and $0.2 million in cost reimbursements.  The Company also paid Pillar $0.2 million in net income fees.

As of December 31, 2014, the Company had notes and interest receivables of $27.5 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, IOT recognized $3.0 million of interest income from these related party notes receivables.

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

 ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2014 and 2013 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

	2014	2013
Types of Fees

Audit Fees	$54,356	$56,947
Total	$54,356	$56,947

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate IOT’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2014 and 2013 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2014 and 2013

•	Consolidated Statements of Operations—years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows—years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

•	Schedule IV—Mortgage Loans on Real Estate

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
________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2015

By:	/S/ GENE S. BERTCHER
Gene S. Bertcher, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER Henry A. Butler	Director	March 30, 2015

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 30, 2015

/S/ SHARON HUNT Sharon Hunt	Director	March 30, 2015

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 30, 2015

/S/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2015

/S/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2015