Form 10-Q
period 2015-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2015-05-13
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 5, 2015)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2015	2014
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings, at cost	$25,717	$25,717
Total real estate	25,717	25,717

Notes and interest receivable from related parties	26,142	27,461
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	24,316	25,635

Cash and cash equivalents	3	7
Receivable and accrued interest from related parties	42,193	40,460
Other assets	1,245	1,257
Total assets	$93,474	$93,076

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable - related parties	$10,025	$10,240
Accounts payable and other liabilities	96	37
Total liabilities	10,121	10,277
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000; issued 4,173,675 and outstanding 4,168,214 shares in 2015 and 2014	42	42
Treasury stock at cost, 5,461 shares in 2015 and 2014	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	21,395	20,841
Total shareholders' equity	83,353	82,799
Total liabilities and shareholders' equity	$93,474	$93,076

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$-	$-

Expenses:
Property operating expenses (including $7 and $14 for the three months ended 2015 and 2014, respectively, from related parties)	7	18
General and administrative (including $68 and $64 for the three months ended 2015 and 2014, respectively, from related parties)	174	162
Net income fee to related party	45	45
Advisory fee to related party	175	165
Total operating expenses	401	390
Net operating loss	(401)	(390)

Other income (expenses):
Interest income from related parties	1,120	1,133
Mortgage and loan interest	(165)	(184)
Total other income	955	949
Net income from continuing operations before tax	554	559
Income tax expense	-	-
Net income from continuing operations	554	559
Net income	$554	$559

Earnings per share - basic
Net income from continuing operations	$0.13	$0.13
Net income applicable to common shares	$0.13	$0.13

Earnings per share - diluted
Net income from continuing operations	$0.13	$0.13
Net income applicable to common shares	$0.13	$0.13

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2015
(unaudited, dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2014	$82,799	4,173,675	$42	$(39)	$61,955	$20,841
Net income	554	-	-	-	-	554

Balance, March 31, 2015	$83,353	4,173,675	$42	$(39)	$61,955	$21,395

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$554	$559
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Decrease in assets:
Accrued interest receivable from related parties	1,319	4,073
Other assets	12	1
Increase (decrease) in liabilities:
Accrued interest payable to related parties	-	(83)
Other liabilities	59	-
Net cash provided by operating activities	1,944	4,550

Cash Flow From Investing Activities:
Receivable and accrued interest from related parties	(1,733)	(4,550)
Net cash used in investing activities	(1,733)	(4,550)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	(215)	-
Net cash used in financing activities	(215)	-

Net decrease in cash and cash equivalents	(4)	-
Cash and cash equivalents, beginning of period	7	3
Cash and cash equivalents, end of period	$3	$3

Supplemental disclosures of cash flow information:
Cash paid for interest	$153	$183

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

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.1% of the Company’s common stock.  Effective July 17, 2009, IOT’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries.  IOT is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL and its ultimate parent, May Realty Holdings, Inc. (“MRHI”).  We have no employees.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At March 31, 2015, our land consisted of 184.7 acres of land held for future development or sale. All of our land holdings are located in Farmers Branch, Texas.  The principal source of revenue for the Company is interest income on over $25.4 million of note receivables due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2014, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Certain 2014 Consolidated Financial Statement amounts have been reclassified to conform to the 2015 presentation, including any adjustments for discontinued operations.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors.  Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.  As of March 31, 2015, IOT was not the primary beneficiary of a VIE.

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

We capitalize leasing costs, which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable.  We allocate these costs to individual tenant leases and amortize them over the related lease term.

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

NOTE 2. REAL ESTATE ACTIVITY

On March 31, 2015, our portfolio consisted of 184.7 contiguous acres of land held for development or sale.  The table below shows information relating to the land owned:

Land	Location	Acres
Mercer Crossing/Travelers Land	Farmers Branch, TX	178.10
Three Hickory Land	Farmers Branch, TX	6.60
	Total Land/Development	184.70

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

At March 31, 2015, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $24.3 million.  As of March 31, 2015, we recognized interest income of $0.7 million related to these notes receivable.  Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$ 1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,363	Membership Interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	100% Membership Interest in Unified Housing of Tivoli, LLC
Accrued interest			732
Total Performing			$ 26,142

Allowance for doubtful accounts			(1,826)
Total			$ 24,316

All are related party notes.

NOTE 4. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of March 31, 2015 (dollars in thousands):

Lender	Maturity	Principal Balance
Realty Advisors, Inc - related party *	12/30/16	$10,021
Propel Financial Services	06/01/20	4

		$10,025

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

There is a property tax loan in the amount of $3,550 that accrues interest at 12.50% and matures on June 1, 2020.

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

	TCI	Pillar	Total
Balance, December 31, 2014	$40,460	$-	$40,460
Cash transfers	-	1,997	1,997
Advisory fees	-	(175)	(175)
Net income fee	-	(45)	(45)
Cost reimbursements	-	(68)	(68)
Expenses paid by advisor	-	(2)	(2)
Financing (mortgage payments)	-	(367)	(367)
Interest income	393	-	393
Purchase of obligation	1,340	(1,340)	-
Balance, March 31, 2015	$42,193	$-	$42,193

We have historically engaged in and will continue to engage in certain business transactions with related parties, including but not limited to asset acquisitions and dispositions.  Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities.  Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interest of the Company.

NOTE 6. OPERATING SEGMENTS

The Company’s segments are based on management’s method of internal reporting, which classifies operations by the type of property in the portfolio.  The Company’s segments by use of property are land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating segment information for the three months ended March 31, 2015 and 2014 (dollars in thousands):

For the Three Months Ended March 31, 2015	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	(7)	-	(7)
Mortgage and loan interest	(165)	-	(165)
Interest income from related parties	-	1,120	1,120
Segment operating income (loss)	$(172)	$1,120	$948

Real estate assets	25,717	-	25,717

For the Three Months Ended March 31, 2014	Land	Other	Total
Rental and other property revenues	$-	$-	$-
Property operating expenses	(18)	-	(18)
Mortgage and loan interest	(184)	-	(184)
Interest income from related parties	-	1,133	1,133
Segment operating income (loss)	$(202)	$1,133	$931

Real estate assets	24,511	-	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Segment operating income	$948	$931
Other non-segment items of income (expense)
General and administrative	(174)	(162)
Net income fee to related party	(45)	(45)
Advisory fee to related party	(175)	(165)
Net income from continuing operations	$554	$559

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	March 31,
	2015	2014
Real estate assets	$25,717	$24,511
Notes and interest receivable	24,316	24,794
Other assets	43,441	44,984
Total assets	$93,474	$94,289

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the period ended March 31, 2015.  There were no properties sold in 2015 or 2014.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2015 as income from discontinued operations if any. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2015, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

The risks included here are not exhaustive.  Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review.  There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale.  As of March 31, 2015, we owned or had interests in 184.7 acres of land, located in Texas and held for future development or sale.  We have no employees.

Our primary source of revenue is from the interest income on over $25.4 million of notes receivable due from related parties.

We have historically engaged in, and may continue to engage in, certain business transactions with related parties, including but not limited to asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

Pillar is the Company’s external Advisor and Cash Manager.  Although the Board of Directors is directly responsible for managing the affairs of IOT, and for setting the policies which guide it, the day-to-day operations of IOT are performed by Pillar, as the contractual Advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with IOT’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and ARL.

Critical Accounting Policies

We present our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The FASB Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2015 and 2014, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended March 31, 2015 to the same period ended 2014:

We had net income of $554,000 or $0.13 per diluted earnings per share for the three months ended March 31, 2015, as compared to net income of $559,000 or $0.13 per diluted earnings per share for the same period ended 2014.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the three months ended March 31, 2015, nor for the prior period ended 2014.

Expenses

Property operating expenses were $7,000 for the three months ended March 31, 2015.  This represents a decrease of $11,000, as compared to the prior period property operating expenses of $18,000.  This decrease was primarily due to a decrease in property owner association fees.

General and administrative expenses were $174,000 for the three months ended March 31, 2015.  This represents an increase of $12,000, as compared to the prior period general and administrative expenses of $162,000.  This increase was primarily due to an increase in legal fees and professional fees.

Advisory fees were $175,000 for the three months ended March 31, 2015.  This represents an increase of $10,000, as compared to the prior period advisory fees of $165,000.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Mortgage and loan interest was $165,000 for the three months ended March 31, 2015.  This represents a decrease of $19,000 as compared to the prior period mortgage and loan interest expense of $184,000.  This decrease was due to principal payments made in prior periods, thereby requiring less interest to be paid on our debt obligation in the current period.

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the period ended March 31, 2015.  There were no properties sold in 2015 or 2014.  The gain on sale of the properties, if applicable, is also included in discontinued operations for those years.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	March 31,
	2015	2014	Variance

Net cash provided by operating activities	$1,944	$4,550	$(2,606)
Net cash used in investing activities	$(1,733)	$(4,550)	$2,817
Net cash used in financing activities	$(215)	$-	$(215)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash is from interest income on notes receivable.  We received less proceeds on notes receivable in the current period.

Our primary cash outlays for investing activities are for investment of excess cash with our Advisor.  The investing activity in the current period was mainly due to the proceeds received on the notes receivable.  We invested less cash with our Advisor in the current period.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  During the current period, the Company repaid certain debt obligations, outside of current accrued interest.

We did not pay quarterly dividends in 2015 or 2014.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOT has alternative minimum tax credit carryforwards available for 2015 and has a loss for federal income tax purposes after consolidation in the MRHI group for the first three months of 2015; therefore, it recorded no provision for income taxes.

At March 31, 2015, IOT had a net deferred tax asset of approximately $1.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2015, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$10,021	6.00%	$100
Total decrease in IOT’s annual net income			100
Per share			$0.02

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock.  This repurchase program has no termination date.  The following table represents shares repurchased on a monthly basis during the first quarter of 2015:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance at December 31, 2014			1,034,761	615,239
January 31, 2015	-	$-	1,034,761	615,239
February 28, 2015	-	$-	1,034,761	615,239
March 31, 2015	-	$-	1,034,761	615,239

Total	-

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)