Form 10-Q
period 2015-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2015-08-13
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 5, 2015)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2015	December 31, 2014
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings, at cost	$25,717	$25,717
Total real estate	25,717	25,717

Notes and interest receivable from related parties	26,863	27,461
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	25,037	25,635

Cash and cash equivalents	2	7
Receivable and accrued interest from related parties	41,868	40,460
Other assets	1,066	1,257
Total assets	$93,690	$93,076

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable - related parties	$9,717	$10,240
Accounts payable and other liabilities	17	37
Total liabilities	9,734	10,277
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000; issued 4,173,675 and outstanding 4,168,214 shares	42	42
Treasury stock at cost, 5,461 shares	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	21,998	20,841
Total shareholders' equity	83,956	82,799
Total liabilities and shareholders' equity	$93,690	$93,076

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—	$—

Expenses:
Property operating expenses (including $8 and $10 for the three months and $15 and $24 for the six months ended 2015 and 2014, respectively, from related parties)	8	11	16	28
General and administrative (including $59 and $57 for the three months and $127 and 121 for the six months ended 2015 and 2014, respectively, from related parties)	122	118	297	280
Net income fee to related party	46	56	90	101
Advisory fee to related party	176	178	350	343
Total operating expenses	352	363	753	752
Net operating loss	(352)	(363)	(753)	(752)

Other income (expenses):
Interest income from related parties	1,120	1,236	2,239	2,369
Mortgage and loan interest	(165)	(178)	(329)	(363)
Total other income	955	1,058	1,910	2,006
Net income	$603	$695	$1,157	$1,254

Earnings per share - basic
Net income from continuing operations	$0.14	$0.17	$0.28	$0.30
Net income applicable to common shares	$0.14	$0.17	$0.28	$0.30

Earnings per share - diluted
Net income from continuing operations	$0.14	$0.17	$0.28	$0.30
Net income applicable to common shares	$0.14	$0.17	$0.28	$0.30

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2015
(unaudited, dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2014	$82,799	4,173,675	$42	$(39)	$61,955	$20,841
Net income	1,157	—	—	—	—	1,157
Balance, June 30, 2015	$83,956	4,173,675	$42	$(39)	$61,955	$21,998

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30,
	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,157	$1,254
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Decrease in assets:
Accrued interest receivable from related parties	598	3,262
Other assets	191	(53)
Increase (decrease) in liabilities:
Other liabilities	(20)	(150)
Net cash provided by operating activities	1,926	4,313

Cash Flow From Investing Activities:
Receivable and accrued interest from related parties	(1,408)	(2,196)
Net cash used in investing activities	(1,408)	(2,196)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	(523)	(2,117)
Net cash used in financing activities	(523)	(2,117)

Net decrease in cash and cash equivalents	(5)	—
Cash and cash equivalents, beginning of period	7	3
Cash and cash equivalents, end of period	$2	$3

Supplemental disclosures of cash flow information:
Cash paid for interest	$329	$362

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At June 30, 2015, our land consisted of 184.7 acres of land held for future development or sale. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $25.4 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2014, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain 2014 Consolidated Financial Statement amounts have been reclassified to conform to the 2015 presentation.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of June 30, 2015, IOT was not the primary beneficiary of a VIE.

Real Estate, Depreciation and Impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements – 10-40 years; furniture, fixtures and equipment – 5-10 years). The Company continually evaluates the recoverability of the carrying value of our real estate assets using the methodology prescribed in ASC Topic 360 (“ASC 360”), “Property, Plant and Equipment”. Factors considered by management in evaluating impairment of our existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria.

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

Newly Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements.

Disposals representing a strategic shift in operations, such as change in a major line of business, a major geographical area or major equity investment, that have a major effect on a company’s operations and financial results will be presented as discontinued operations. If the disposal does qualify as a discontinued operation under ASU 2014-08, the company will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the disposed of component. The classification of operating results as discontinued operations applied retroactively for all periods presented. The new standard was effective January 1, 2015. We adopted ASU 2014-08 as of January 1, 2015 and believe future sales of our individual operating properties will no longer qualify as discontinued operations. Adoption of this standard has resulted in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria. See Note 7 below.

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new guidance, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new guidance does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company has adopted this standard effective June 30, 2015. The accompanying financials have been reclassified to reflect the adoption.

NOTE 2. REAL ESTATE ACTIVITY

On June 30, 2015, our portfolio consisted of 184.7 contiguous acres of land held for development or sale. The table below shows information relating to the land owned:

Land	Location	Acres
Mercer Crossing/Travelers Land	Farmers Branch, TX	178.10
Three Hickory Land	Farmers Branch, TX	6.60
	Total Land/Development	184.70

NOTE 3. NOTES AND INTEREST RECEIVABLE FROM RELATED PARTIES

Notes and interest receivable from related parties is comprised of junior mortgage loans, which are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and guarantees.

All of the Company’s notes receivable are with Unified Housing Foundation, Inc. (“UHF”). UHF is determined to be a related party to the Company due to our significant reliance in the performance of the collateral secured under the notes receivable. Payments are due from surplus cash flow from operations, sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. Furthermore, any surplus cash available from any of the properties UHF owns, besides the properties underlying these notes, can be used to repay outstanding interest and principal for these notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired.

At June 30, 2015, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $25 million. As of June 30, 2015, we recognized interest income of $1.4 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,363	Membership Interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	100% Membership Interest in Unified Housing of Tivoli, LLC
Accrued interest			1,453
Total Performing			$26,863

Allowance for doubtful accounts			(1,826)
Total			$25,037

All are related party notes.

NOTE 4. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of June 30, 2015 (dollars in thousands):

Lender	Maturity	Principal Balance
Realty Advisors, Inc - related party	12/30/16	$9,714
Propel Financial Services	06/01/20	3
Accrued interest		—
		$9,717

The balance outstanding is net of $0.9 million of unamortized deferred cost at June 30, 2015.

On December 31, 2013, Realty Advisors, Inc. (“RAI”), a related party, obtained a $20 million mortgage on the Company’s behalf, secured by Mercer/Travelers land owned by the Company and 100.05 acres of land owned by its parent TCI. The Company and TCI have executed a promissory note to RAI for the same terms as the original loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%. On May 28, 2014, a $1.5 million principal payment was made and two additional land parcels, including 8.0 acres of land owned by TCI and 16.75 acres of land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account. The principal balance is allocated based on the land valuation.

There is a property tax loan in the amount of $3,385 that accrues interest at 8.00% and matures on June 1, 2020.

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

	TCI	Pillar	Total
Related party receivable, December 31, 2014	$40,460	$—	$40,460
Cash transfers	—	1,875	1,875
Advisory fees	—	(350)	(350)
Net income fee	—	(90)	(90)
Cost reimbursements	—	(127)	(127)
Expenses paid by advisor	—	42	42
Financing (mortgage payments)	—	(734)	(734)
Interest income	792	—	792
Purchase of obligation	616	(616)	—
Related party receivable, June 30, 2015	$41,868	$—	$41,868

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

Presented below is the operating segment information for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

For the Three Months Ended June 30, 2015	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	(8)	—	(8)
Mortgage and loan interest	(165)	—	(165)
Interest income from related parties	—	1,120	1,120
Segment operating income (loss)	$(173)	$1,120	$947

Real estate assets	25,717	—	25,717

For the Three Months Ended June 30, 2014	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	(11)	—	(11)
Mortgage and loan interest	(178)	—	(178)
Interest income from related parties	—	1,236	1,236
Segment operating income (loss)	$(189)	$1,236	$1,047

Real estate assets	24,511	—	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	June 30,
	2015	2014
Segment operating income	$947	$1,047
Other non-segment items of income (expense)
General and administrative	(122)	(118)
Net income fee to related party	(46)	(56)
Advisory fee to related party	(176)	(178)
Net income from continuing operations	$603	$695

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	June 30,
	2015	2014
Real estate assets	$25,717	$24,511
Notes and interest receivable	25,037	25,605
Other assets	42,936	42,537
Total assets	$93,690	$92,653

For the Six Months Ended June 30, 2015	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	(16)	—	(16)
Mortgage and loan interest	(329)	—	(329)
Interest income from related parties	—	2,239	2,239
Segment operating income (loss)	$(345)	$2,239	$1,894

Real estate assets	25,717	—	25,717

For the Six Months Ended June 30, 2014	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	(28)	—	(28)
Mortgage and loan interest	(363)	—	(363)
Interest income from related parties	—	2,369	2,369
Segment operating income (loss)	$(391)	$2,369	$1,978

Real estate assets	24,511	—	24,511

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Six Months Ended
	June 30,
	2015	2014
Segment operating income	$1,894	$1,978
Other non-segment items of income (expense)
General and administrative	(297)	(280)
Net income fee to related party	(90)	(101)
Advisory fee to related party	(350)	(343)
Net income from continuing operations	$1,157	$1,254

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	June 30,
	2015	2014
Real estate assets	$25,717	$24,511
Notes and interest receivable	25,037	25,605
Other assets	42,936	42,537
Total assets	$93,690	$92,653

NOTE 7. discontinued operations

Prior to January 1, 2015, we applied the provisions of ASC 360, “Property, Plant and Equipment”, which requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Effective January 1, 2015, the Company adopted the provisions of ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria of ASC 360 related to determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements.

Disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. The new standard was effective January 1, 2015. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria.

There have been no sales in 2015 or 2014.

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

ART and ART Midwest, Inc. are not and have never been subsidiaries of the Company. Management believes that the Company has no liability for any ultimate judgment in the proceeding involving the Clapper Parties.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2015, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of June 30, 2015, we owned or had interests in 184.7 acres of land, located in Texas and held for future development or sale. We have no employees.

Our primary source of revenue is from the interest income on approximately $25.4 million of notes receivable due from related parties.

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

Critical Accounting Policies

We present our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.

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

Recognition of Revenue

Our revenues are composed largely of interest income on notes receivable recorded in accordance with the terms of the notes.

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

Results of Operations

The following discussion is based on our Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended June 30, 2015 to the same period ended 2014:

We had net income of $603,000 or $0.14 per diluted earnings per share for the three months ended June 30, 2015, as compared to net income of $695,000 or $0.17 per diluted earnings per share for the same period ended 2014.

Revenues

Land held for development or sale is our sole operating segment. There was no income generated from this segment for the three months ended June 30, 2015, nor for the prior period ended 2014.

Expenses

General and administrative expenses were $122,000 for the three months ended June 30, 2015. This represents an increase of $5,000, as compared to the prior period general and administrative expenses of $117,000. This increase was primarily due to an increase in professional fees.

Net income fee was $46,000 for the three months ended June 30, 2015. This represents a decrease of $10,000, as compared to the prior period net income fee of $56,000. The net income fee paid to Pillar is calculated at the rate of 7.5% of net income.

Other income (expense)

Mortgage and loan interest was $165,000 for the three months ended June 30, 2015. This represents a decrease of $13,000 as compared to the prior period mortgage and loan interest expense of $178,000. This decrease was due to principal payments made in prior periods, thereby requiring less interest to be paid on our debt obligation in the current period.

Comparison of the six months ended June 30, 2015 to the same period ended 2014:

We had net income of $1.16 million or $0.28 per diluted earnings per share for the three months ended June 30, 2015, as compared to net income of $1.25 million or $0.30 per diluted earnings per share for the same period ended 2014.

Revenues

Land held for development or sale is our sole operating segment. There was no income generated from this segment for the six months ended June 30, 2015, nor for the prior period ended 2014.

Expenses

Property operating expenses were $16,000 for the six months ended June 30, 2015. This represents a decrease of $12,000 as compared to the prior period property operating expenses of $28,000. This decrease was primarily due to a decrease in property owner association fees.

General and administrative expenses were $297,000 for the six months ended June 30, 2015. This represents an increase of $17,000 as compared to the prior period general and administrative expenses of $280,000. This increase was primarily due to an increase in professional fees.

Net income fee was $90,000 for the six months ended June 30, 2015. This represents a decrease of $11,000, as compared to the prior period net income fee of $101,000. The net income fee paid to Pillar is calculated at the rate of 7.5% of net income.

Advisory fees were $350,000 for the six months ended June 30, 2015. This represents an increase of $7,000, as compared to the prior period advisory fees of $343,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Mortgage and loan interest was $329,000 for the six months ended June 30, 2015. This represents a decrease of $34,000 as compared to the prior period mortgage and loan interest expense of $363,000. This decrease was due to principal payments made in prior periods, thereby requiring less interest to be paid on our debt obligation in the current period.

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	meet debt service requirements including balloon payments;

•	fund normal recurring expenses;

•	fund capital expenditures; and

•	fund new property acquisitions.

Our primary source of cash is from collection on receivables, sale of assets, and the refinancing of existing mortgages. We will refinance debt obligations as they become due and generate cash from interest payments on notes receivable and the sale of properties. However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all our obligations as they mature, we may sell real estate, refinance real estate, and incur additional borrowings secured by real estate to meet our cash requirements.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	June 30,
	2015	2014	Variance
Net cash provided by operating activities	$1,926	$4,313	$(2,387)
Net cash used in investing activities	$(1,408)	$(2,196)	$788
Net cash used in financing activities	$(523)	$(2,117)	$1,594

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

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. In the prior period, the Company repaid certain debt obligations, outside of current accrued interest.

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

Tax Matters

In 2012, the predecessor of May Realty Holdings, Inc., (“MRHI”) acquired stock of ARL such that more than 80% of ARL was owned by the MRHI group. As a result, IOT is part of the tax sharing agreement for the MRHI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has alternative minimum tax credit carryforwards available for 2015 and has a loss for federal income tax purposes after consolidation in the MRHI group for the first six months of 2015; therefore, it recorded no provision for income taxes.

At June 30, 2015, IOT had a net deferred tax asset of approximately $1.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2015, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$9,717	6.00%	$98
Total decrease in IOT’s annual net income			98
Per share			$0.02

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

PART II. OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the second quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Period
Balance at March 31, 2015			1,034,761	615,239
April 30, 2015	—	$—	1,034,761	615,239
May 31, 2015	—	$—	1,034,761	615,239
June 30, 2015	—	$—	1,034,761	615,239

Total	—

ITEM 6. EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.3	Advisory Agreement dated as of April 30, 2011 between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current on Form 10-Q for event of May 2, 2011).

10.4	Loan Purchase Agreement (without exhibits), dated as of June 7, 2013 between IORI Operating Inc. and BDF TCI Mercer III, LLC.

10.5	Settlement and Release Agreement dated June 7, 2013 among TCI Mercer Crossing, Inc., Income Opportunity Realty Investors, Inc., Transcontinental Lamar, Inc., Transcontinental Realty Investors, Inc., Prime Income Asset Management, LLC, American Realty Investors, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., BDF TCI Mercer III, LLC, and Transcontinental BDF III, LLC.

31.1 *	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

