Form 10-Q
period 2015-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2015-11-13
CIK 949961

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at November 6, 2015)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September	December 31,
	2015	2014
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings, at cost	$22,717	$25,717
Total real estate	22,717	25,717

Notes and interest receivable from related parties	26,143	27,461
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	24,317	25,635

Cash and cash equivalents	2	7
Receivable and accrued interest from related parties	46,135	40,460
Other assets	1,067	1,257
Total assets	$94,238	$93,076

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable - related parties	$9,581	$10,240
Accounts payable and other liabilities	21	37
Total liabilities	9,602	10,277
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000; issued 4,173,675 and outstanding 4,168,214 shares in 2015 and 2014	42	42
Treasury stock at cost, 5,461 shares in 2015 and 2014	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	22,678	20,841
Total shareholders' equity	84,636	82,799
Total liabilities and shareholders' equity	$94,238	$93,076

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—	$—

Expenses:
Property operating expenses (including $11 and $13 for the three months and $25 and $37 for the nine months ended 2015 and 2014, respectively, from related parties)	56	13	71	42
General and administrative (including $45 and $61 for the three months and $171 and $198 for the nine months ended 2015 and 2014, respectively, from related parties)	62	143	359	422
Net income fee to related party	51	51	142	152
Advisory fee to related party	176	173	526	516
Total operating expenses	345	380	1,098	1,132
Net operating loss	(345)	(380)	(1,098)	(1,132)

Other income (expenses):
Interest income from related parties	1,137	1,179	3,376	3,547
Mortgage and loan interest	(112)	(176)	(441)	(538)
Total other income	1,025	1,003	2,935	3,009
Income tax expense	—	—	—	—
Net income	$680	$623	$1,837	$1,877

Earnings per share - basic
Net income from continuing operations	$0.16	$0.15	$0.44	$0.45
Net income applicable to common shares	$0.16	$0.15	$0.44	$0.45

Earnings per share - diluted
Net income from continuing operations	$0.16	$0.15	$0.44	$0.45
Net income applicable to common shares	$0.16	$0.15	$0.44	$0.45

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(unaudited, dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2014	$82,799	4,173,675	$42	$(39)	$61,955	$20,841
Net income	1,837	—	—	—	—	1,837

Balance, September 30, 2015	$84,636	4,173,675	$42	$(39)	$61,955	$22,678

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,837	$1,877
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Decrease in assets:
Accrued interest receivable from related parties	1,318	4,002
Other assets	190	(35)
Increase (decrease) in liabilities:
Other liabilities	(16)	(177)
Net cash provided by operating activities	3,329	5,667

Cash Flow From Investing Activities:
Proceeds from easement transfer	3,000	—
Real estate improvements	—	(4)
Receivable and accrued interest from related parties	(5,675)	(3,546)
Net cash used in investing activities	(2,675)	(3,550)

Cash Flow From Financing Activities:
Payments on notes payable to related parties		(2,117)
Payments on notes payable	(659)	—
Net cash used in financing activities	(659)	(2,117)

Net decrease in cash and cash equivalents	(5)	—
Cash and cash equivalents, beginning of period	7	3
Cash and cash equivalents, end of period	$2	$3

Supplemental disclosures of cash flow information:
Cash paid for interest	$404	$519

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “IOT”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas, and its common stock trades on the NYSE MKT under the symbol (“IOT”).

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.1% of the Company’s common stock. Accordingly, IOT’s financial results are consolidated with those of TCI and its subsidiaries. IOT is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with of TCI’s parent American Realty Investors, Inc, (“ARL”) and its ultimate parent, May Realty Holdings, Inc. . We have no employees.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At September 30, 2015, our land consisted of 184.7 acres of land held for future development or sale. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $25.4 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of September 30, 2015, IOT was not the primary beneficiary of a VIE.

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

Newly Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, ”Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements.

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

NOTE 2. REAL ESTATE ACTIVITY

On September 30, 2015, our real estate land holdings consisted of 184.7 contiguous acres of land, located in Farmers Branch, Texas, held for development or sale.

During the three months ended September 30, 2015 the Company, in exchange for a $3.0 million payment, granted additional easement rights to the City of Farmers Branch, Texas.  The Company retained title to the property and recorded the payment as a reduction in real estate land holdings.

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

At September 30, 2015, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $24.3 million. As of September 30, 2015, we recognized interest income of $3.4 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity		Interest
Borrower	Date		Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12	/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12	/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12	/32	12.00%	6,363	Secured
Unified Housing Foundation, Inc. (Limestone Canyon)	12	/32	12.00%	3,057	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12	/32	12.00%	2,250	Secured
Unified Housing Foundation, Inc. (Parkside Crossing)	12	/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge)	12	/32	12.00%	5,174	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12	/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)	12	/32	12.00%	1,826	Secured
Accrued interest				733
Total Performing				$26,143
Allowance for doubtful accounts				(1,826)
Total				$24,317

All are related party notes.

NOTE 4. NOTES AND INTEREST PAYABLE

The following table lists the mortgage notes payable as of September 30, 2015 (dollars in thousands):

Lender	Maturity	Principal Balance
Realty Advisors, Inc - related party	12/30/16	$9,581

The balance outstanding is net of $0.08 million of unamortized deferred cost at September 30, 2015.

On December 31, 2013, Realty Advisors, Inc. (“RAI”), a related party, obtained a $20 million mortgage on the Company’s behalf, secured by land owned by the Company and 100.05 acres of land owned by TCI. The Company and TCI have executed a promissory note to RAI for the same terms as the original loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%. On May 28, 2014, a $1.5 million principal payment was made and two additional land parcels, including 8.0 acres of land owned by TCI and 16.75 acres of land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account. The principal balance is allocated based on the land valuation.

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

	TCI	Pillar	Total
Related party receivable, December 31, 2014	$40,460	$—	$40,460
Cash transfers	—	7,649	7,649
Advisory fees	—	(526)	(526)
Net income fee	—	(142)	(142)
Cost reimbursements	—	(171)	(171)
Expenses paid by advisor	—	(1,359)	(1,359)
Financing (mortgage payments)	—	(979)	(979)
Interest income	1,203	—	1,203
Purchase of obligation	4,472	(4,472)	—
Related party receivable, September 30, 2015	$46,135	$—	$46,135

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

Presented below is the operating segment information for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

For the Three Months Ended September 30, 2015	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	56	—	56
Mortgage and loan interest	112	—	112
Interest income from related parties	—	1,137	1,137
Segment operating income (loss)	$(168)	$1,137	$969

Real estate assets	22,717	—	22,717

For the Three Months Ended September 30, 2014	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	13	—	13
Mortgage and loan interest	176	—	176
Interest income from related parties	—	1,179	1,179
Segment operating income (loss)	$(189)	$1,179	$990

Real estate assets	24,515	—	24,515

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	September 30,
	2015	2014
Segment operating income	$969	$990
Other non-segment items of income (expense)
General and administrative	(62)	(143)
Net income fee to related party	(51)	(51)
Advisory fee to related party	(176)	(173)
Net income from continuing operations	$680	$623

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	September 30,
	2015	2014
Real estate assets	$22,717	$24,515
Notes and interest receivable	24,317	24,865
Other assets	47,204	43,886
Total assets	$94,238	$93,266

For the Nine Months Ended September 30, 2015	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	71	—	71
Mortgage and loan interest	441	—	441
Interest income from related parties	—	3,376	3,376
Segment operating income (loss)	$(512)	$3,376	$2,864

Real estate assets	22,717	—	22,717

For the Nine Months Ended September 30, 2014	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	42	—	42
Mortgage and loan interest	538	—	538
Interest income from related parties	—	3,547	3,547
Segment operating income (loss)	$(580)	$3,547	$2,967

Real estate assets	24,515	—	24,515

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2015	2014
Segment operating income	$2,864	$2,967
Other non-segment items of income (expense)
General and administrative	(359)	(422)
Net income fee to related party	(142)	(152)
Advisory fee to related party	(526)	(516)
Net income from continuing operations	$1,837	$1,877

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	September 30,
	2015	2014
Real estate assets	$22,717	$24,515
Notes and interest receivable	24,317	24,865
Other assets	47,204	43,886
Total assets	$94,238	$93,266

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

Effective January 1, 2015, the Company adopted the provisions of ASU 2014-08, ”Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria of ASC 360 related to determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements.

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2015, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of September 30, 2015, we owned or had interests in 184.7 acres of land, located in Texas and held for future development or sale. We have no employees.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months and nine months ended September 30, 2015 and 2014, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended September 30, 2015 to the same period ended 2014:

We had net income of $680,000 or $0.16 per diluted earnings per share for the three months ended September 30, 2015, as compared to net income of $623,000 or $0.15 per diluted earnings per share for the same period ended 2014.

Revenues

Land held for development or sale is our sole operating segment. There was no income generated from this segment for the three months ended September 30, 2015, nor for the prior period ended 2014.

Expenses

Property operating expenses were $56,000 for the three months ended September 30, 2015. This represents an increase of $43,000, as compared to the prior period property operating expenses of $13,000. This increase was primarily due to the refund real estate taxes in 2014.

General and administrative expenses were $62,000 for the three months ended September 30, 2015. This represents a decrease of $81,000, as compared to the prior period general and administrative expenses of $143,000. This decrease was primarily due to a decrease in legal fees and professional fees.

Advisory fees were $176,000 for the three months ended September 30, 2015. This represents an increase of $3,000, as compared to the prior period advisory fees of $173,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $1.1 million for the three months ended September 30, 2015. This represents a decrease of $0.1 million as compared to interest income of $1.2 million for the three months ended September 30, 2014. The majority of this decrease was due to a decrease in the receivable amount owed from related parties.

Mortgage and loan interest was $112,000 for the three months ending September 30, 2015. This represents a decrease of $64,000 as compared to the prior period mortgage and loan interest expense of $176,000. This reduction is due to reductions in the outstanding debt obligations from the 2014 balances.

Comparison of the nine months ended September 30, 2015 to the same period ended 2014:

We had net income of $1.8 million or $0.44 per diluted earnings per share for the nine months ended September 30, 2015, as compared to net income of $1.9 million or $0.45 per diluted earnings per share for the same period ended 2014.

Revenues

Land held for development or sale is our sole operating segment. There was no income generated from this segment for the nine months ended September 30, 2015, nor for the prior period ended 2014.

Expenses

Property operating expenses were $71,000 for the nine months ended September 30, 2015. This represents an increase of $29,000, as compared to the prior period property operating expenses of $42,000. This increase was primarily due to the refund real estate taxes from 2014.

General and administrative expenses were $359,000 for the nine months ended September 30, 2015. This represents a decrease of $63,000, as compared to the prior period general and administrative expenses of $422,000. This decrease was primarily due to a decrease in legal fees and professional fees.

Advisory fees were $526,000 for the nine months ended September 30, 2015. This represents an increase of $10,000, as compared to the prior period advisory fees of $516,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $3.4 million for the nine months ended September 30, 2015. This represents a decrease of $0.1 million as compared to interest income of $3.5 million for the nine months ended September 30, 2014. The majority of this decrease was due to a decrease in the receivable amount owed from related parties.

Mortgage and loan interest was $441,000 for the nine months ending September 30, 2015. This represents a decrease of $97,000 as compared to the prior period mortgage and loan interest expense of $538,000. This reduction is due to reductions in the outstanding debt obligations from the 2014 balances.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	September 30,
	2015	2014	Variance

Net cash provided by operating activities	$3,329	$5,667	$(2,338)
Net cash used in investing activities	$(2,675)	$(3,550)	$875
Net cash used in financing activities	$(659)	$(2,117)	$1,458

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has alternative minimum tax credit carryforwards available for 2015 and has a loss for federal income tax purposes after consolidation in the MRHI group for the first nine months of 2015; therefore, it recorded no provision for income taxes.

At September 30, 2015, IOT had a net deferred tax asset of approximately $2.7 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that IOT will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2015, IOT’s exposure to a change in interest rates on its debt was as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$9,661	6.00%	$96
Total decrease in IOT’s annual net income			96
Per share			$0.02

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

PART II. OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the third quarter of 2015:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Program	Under the Program
Period
Balance at June 30, 2015			1,034,761	615,239
July 31, 2015	—	$—	1,034,761	615,239
August 31, 2015	—	$—	1,034,761	615,239
September 30, 2015	—	$—	1,034,761	615,239

Total	—

ITEM 6. EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number		Description

3.0		Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1		Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.3		Advisory Agreement dated as of April 30, 2011 between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current on Form 10-Q for event of May 2, 2011).

10.4		Loan Purchase Agreement (without exhibits), dated as of June 7, 2013 between IORI Operating Inc. and BDF TCI Mercer III, LLC.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)