Form 10-K
period 2015-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2016-03-30
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the common stock on the New York Stock Exchange Euronext (“NYSE MKT”) as of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $5,820,267 based upon a total of 781,244 shares held as of June 30, 2015 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 18, 2016, there were 4,168,214 shares of common stock outstanding.

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

As used herein, the terms “IOT,” “the Company,” “We,” “Our,” or “Us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas, and its common stock is listed and trades on the NYSE MKT under the symbol (“IOT”).

Transcontinental Realty Investors, Inc. (“TCI”), a related party, owns approximately 81.12% of IOT’s outstanding shares of Common Stock. Accordingly, IOT’s financial results are consolidated with those of TCI. IOT is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent American Realty Investors, Inc., (“ARL”) and its ultimate parent May Realty Holdings, Inc (“MRHI”). The Company has no employees.

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

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI. As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. Pillar also serves as an Advisor and Cash Manager to ARL and TCI. The Company has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), provides brokerage services. Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.

Our primary business is investing in real estate and mortgage receivables. Land held subject to sales contract is our sole operating segment. At December 31, 2015, our land consisted of 131.1acres of land held subject to sales contract All of our land holdings are located in Texas. The principal source of revenue for the Company is interest income on over $24.8 million of notes receivable due from related parties.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of the significant transactions for the year ended December 31, 2015 are discussed below:

During September 2015, the Company, in exchange for a $3.0 million payment, granted additional easement rights to the City of Farmers Branch, Texas.  The Company retained title to the property and recorded the payment as a reduction in real estate land holdings.

In November 2015, the Company entered into a sales contract with an unrelated party.  The contract was for all of the developable land owned by the Company.  In addition, TCI, ARL and RAI also sold land in this transaction.  Total consideration for the sale was $75 million. The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the note is collected.  The agreement between the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties of $9.6 million was paid off.  Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method.  Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition are met.

Business Plan

Our business is investing in equity interests in real estate through direct equity investments and partnerships, and financing real estate and real estate-related activities through investments in mortgage loans. All of our real estate is located in the southwest region of the continental United States. The land portfolio which is land held subject to a sales contract, is currently our only operating segment.

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

Competition

The real estate business is highly competitive and IOT competes with numerous entities engaged in real estate activities (including certain entities described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than IOT. We believe that success against such competition is dependent upon the geographic location, the allowable use of the property and the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to the property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining value. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. See also Part I, Item1A. “Risk Factors”.

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

In our effort to sell or acquire land or other properties, we compete with a broad spectrum of other entities in each of our markets. These competitors include, among others, publicly held REITs, privately held entities and individual property owners. Some of these competitors may be able to offer more attractive financial terms than we are able to offer.

If the availability of land or high quality properties in our markets diminishes, our operating results could be adversely affected.

We may experience increased operating costs, which could adversely affect our financial results and the value of our properties.

Our properties are subject to increases in operating expenses such as insurance, administrative costs, real estate taxes and other costs associated with the ownership and maintenance of our properties. Increased costs may affect our ability to make distributions to shareholders or to service indebtedness could be adversely affected.

We face risks associated with property ownership and acquisitions.

We acquire individual properties and portfolios of properties and intend to continue to do so. Our acquisition activities and their successes are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning, developing or redeveloping acquired properties may be higher than original estimates;

•	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

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

Our properties are located principally in a specific geographic area in Farmers Branch,Texas. Due to the concentration of our properties in this area, performance is dependent on economic conditions. This area has experienced periods of economic decline in the past, and may do so in the future.

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

Our degree of reliance on the operations of certain real estate assets to collect the notes receivable can affect our cash flow.

The collection of our notes receivable are dependent upon the ability of the real estate assets that secure the notes to produce sufficient cash flow to service these notes. Changes in general or local economic conditions in Dallas, Texas area can have an adverseaffect on the payment of these notes.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.

The degree of leverage available to the Company could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. The degree of leverage could also make us more vulnerable to a downturn in business or the economy.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt.

We may incur indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance any then existing debt when it matures.

We may need to sell properties from time to time for cash flow purposes.

Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be impaired. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period we desire or need to sell them, or whether we will be able to sell them at a price that will allow us to fully recoup our investment. We may not be able to realize the full potential value of our assets and we may incur costs related to the early pay-off of the debt secured by such assets. In addition, to the extent that the Company provides financing to the buyer, our ability to collect the amounts owed when due may adversely affect our cash flow.

The overall business is subject to all of the risks associated with the real estate industry.

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	changes in general or local economic conditions—because our real estate assets are concentrated in Farmers Branch, Texas, any deterioration in the general economic conditions in Dallas, Texas area could have an adverse effect on our business and assets;

•	changes in interest rates that may make our ability to satisfy our debt service requirements materially more burdensome;

•	lack of availability of financing that may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control; and

•	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

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

On December 31, 2015, our portfolio consisted of 131.1 developable acres of land subject to sales contract located in Farmers Branch, Texas.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

In 2005, IOT purchased 10.08 acres of land, located in Dallas County, Texas, from TCI, a related party, and obtained 3rd party financing. On August 2, 2011, the property was sold to ABCLD Real Estate, LLC (“ABCLD”), a related party. Ownership of this property was subsequently transferred from ABCLD to the lender through foreclosure procedures.

On April 27, 2012, ABCLD filed a lawsuit for wrongful foreclosure against the lender. On September 9, 2014, the court entered a final judgement declaring that the foreclosure was void as a matter of law. ABCLD subsequently paid $7 million to get the property back.

The plaintiffs appealed the final judgement and alleged that ABCLD and other various entities were responsible for deficiencies, unpaid interest and related attorney fees. With the $7 million that was applied to the outstanding loan balance, the potential loss is significantly reduced, and the amount of final damages is contingent upon the outcome of the appeal.  As part of a settlement agreement, ABCLD paid an additional $2.6 million to regain ownership of the parcel.  As of December 31, 2015 the Company has no further obligations related to this parcel.

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

As a result of a final Memorandum Opinion and Order issued by the court on January 25, 2016, all claims alleged by the plaintiff against IOT have been dismissed. During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

ART and ART Midwest, Inc. are not and have never been subsidiaries of the Company.  Management believes that the Company has no liability for any ultimate judgment proceeding involving the Clapper Parties.

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

	2015		2014
	High	Low	High	Low
First Quarter	$7.47	$5.63	$7.97	$4.99
Second Quarter	$7.77	$6.33	$7.88	$5.69
Third Quarter	$9.00	$7.10	$7.69	$5.50
Fourth Quarter	$8.50	$6.60	$6.99	$5.20

On March 14, 2016, the closing sale price of the Company’s common stock on the NYSE MKT was $7.00 per share. The approximate number of record holders of our common stock at March 14, 2016 was 547.

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2015, 2014, or 2013. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date.  There were no shares purchased under this program during 2015.  As of December 31, 2015, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA

		For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$—	$—	$—	$—	$—
Total operating expenses	1,418	1,518	2,346	1,396	1,388
Operating loss	(1,418)	(1,518)	(2,346)	(1,396)	(1,388)
Other income, net of other expenses	3,724	4,023	10,943	3,862	3,184
Income before gain on land sales, non-controlling interest, and taxes	2,306	2,505	8,597	2,466	1,796
Income tax benefit (expense)	(807)	(946)	(3,063)	(876)	(815)
Net income from continuing operations	1,499	1,559	5,534	1,590	981
Net income (loss) from discontinued operations	—	—	(16)	(69)	(312)
Net income	$1,499	$1,559	$5,518	$1,521	$669

PER SHARE DATA
Earnings per share - basic
Net income from continuing operations	$0.36	$0.37	$1.33	$0.38	$0.24
Net income (loss) from discontinued operations	—	—	(0.00)	(0.02)	(0.08)
Net income applicable to common shares	$0.36	$0.37	$1.33	$0.36	$0.16
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Net income from continuing operations	$0.36	$0.37	$1.33	$0.38	$0.24
Net income (loss) from discontinued operations	—	—	(0.00)	(0.02)	(0.08)
Net income applicable to common shares	$0.36	$0.37	$1.33	$0.36	$0.16
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,214

BALANCE SHEET DATA
Real estate, net	$22,717	$25,717	$24,511	$24,511	$24,511
Notes and interest receivable, net	24,882	25,635	28,867	25,176	29,786
Total assets	84,304	93,076	93,813	104,379	108,041
Notes and interest payables	—	10,240	12,357	28,508	28,588
Shareholders’ equity	84,298	82,799	81,240	75,722	74,201
Book value per share	20.22	19.86	19.49	18.17	17.80

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our primary business is in real estate holdings and investment in mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2015, our land consisted of 131.1 acres of land held subject to sales contract. All of our land holdings are located in Farmers Branch,Texas. The principal source of revenue for the Company is interest income on over $24.8 million of note receivables due from related parties.

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

Effective since January 1, 2011, Regis manages our commercial properties and provides brokerage services.  Regis is entitled to receive a fee for its property management and brokerage services. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management” and “Directors, Executive Officers and Corporate Governance – Real Estate Brokerage

We have historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition, dispositions and financings. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2015, IOT is not the primary beneficiary of a VIE.

The Company does not have any entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary.

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

Transfers to or from TCI or other related parties reflect a sales price equal to the cost basis in the asset at the time of the sale.

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

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the revenue or gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the full revenue recognition sales criteria are met.

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

Contractual Obligations

At December 31, 2015 the Company had no outstanding debt, lease or purchase obligations.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company has adopted this standard effective June 30, 2015. The accompanying financials have been reclassified to reflect the adoption.

In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases” was issued.  This new guidance establishes a new model for accounting for leases and provides for enhanced disclosures.   ASU 2016-02 is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

Results of Operations

The following discussion is based on our Consolidated Financial Statements “Consolidated Statement of Operations” for the years ended December 31, 2015, 2014, and 2013 from Part II, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held subject to sales contract. Our operating expenses relate primarily to the administration and maintenance costs associated with the land held for development or sale. The other segment consists of revenue and expenses related to the notes receivable and corporate entities.

We also have other income and expense items. We receive interest income from the funds deposited with our advisor at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income. Our other significant expense item is from the mortgage expense which includes interest payments on the debt secured by our land portfolio.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

We had a net income applicable to common shares of $1.5 million or $0.36 per diluted earnings per share for the year ended December 31, 2015, as compared to a net income applicable to common shares of $1.6 million or $0.37 per diluted earnings per share for the same period ended 2014.

Revenue

Land held subject to sales contract is our sole operating segment. There was no income generated from this segment for the twelve months ended December 31, 2015 and December 31, 2014.

Expenses

Property operating expenses were $61,000 for the twelve months ended December 31, 2015. This represents an increase of $11,000, as compared to the prior period property operating expenses of $50,000. This increase was primarily due to an increase in real estate taxes and professional services.

General and administrative expenses were $466,000 for the twelve months ended December 31, 2015. This represents a decrease of $107,000, as compared to the prior period general and administrative expenses of $573,000. This decrease was primarily due to a decrease in legal fees.

Net income fee was $187,000 for the twelve months ended December 31, 2015. This represents a decrease of $16,000, as compared to the prior period net income fee of $203,000. The net income fee paid to Pillar is calculated at the rate of 7.5% of net income.

Advisory fees were $704,000 for the twelve months ended December 31, 2015. This represents an increase of $12,000, as compared to the prior period advisory fees of $692,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $4.4 million for the twelve months ended December 31, 2015. This represents a decrease of $300,000 in the current year, as compared to interest income of $4.7 million in the prior period. This decrease is primarily due to a decrease in the receivable amount owed from our Advisor.

Mortgage and loan interest was $652,000 million for the twelve months ended December 31, 2015. This represents a decrease of $54,000, as compared to the prior period expense of $706,000. This decrease is due to a reduction in the outstanding debt obligations in the current year.

Income tax expense was $0.8 million for the twelve months ended December 31, 2015. This represents a decrease of $0.1 million as compared to the prior period income tax expense of $0.9 million. The decrease was due to lower net income before taxes.

Discontinued operations

There were no properties sold in 2015 or 2014 and as a result, no discontinued operations are presented for 2015 or 2014.

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

General and administrative expenses were $573,000 for the twelve months ended December 31, 2014. This represents a decrease of $161,000, as compared to the prior period general and administrative expenses of $734,000. This decrease was primarily due to a decrease in legal and professional fees.

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

Other income (expense)

Interest income was $4.7 million for the twelve months ended December 31, 2014. This represents a decrease of $2.4 million in the current year, as compared to interest income of $7.1 million in the prior period. This decrease was primarily due to the recognition of uncollectible interest in the prior period on two notes receivable and the decreased balance outstanding on the notes. We also received less interest on the receivable from our Advisor due to decreased balances outstanding with Pillar.

Other income was $5.8 million for the twelve months ended December 31, 2013. There was no other income recorded in 2014. On December 30, 2013 a land mortgage note buyout was paid off at a discounted rate. The Company recognized its prorated share of that discount, shared with its parent, TCI.

Loan charges were $32,000 for the twelve months ended December 31, 2014. This represents a decrease of $798,000, as compared to prior period Loan charges of $0.8 million for the twelve months ended December 31, 2013. The decrease was due to prior period extension fees relating to the Mercer/Travelers land mortgage note buyout and were shared with the Company’s parent, TCI.

Income tax expense was $946,000 for the twelve months ended December 31, 2014. This represents a decrease of $2.2 million as compared to the prior period income tax expense of $3.1 million. The decrease was due to the decrease in the current period net income, as compared to the prior period. IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries. Due to the positive net income in 2014, it used net operating losses from its parent and is required to compensate for those losses utilized.

Discontinued operations

There were no properties sold in 2014 or 2013. Amounts reflected in 2013 represent residual costs for sales prior to 2013. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2014	2013
Revenue
Rental and other property revenues	$—	$—
	—	—
Expenses
General and administrative	—	24
	—	24
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	—	(24)
Income tax benefit	—	8
Net loss from discontinued operations	$—	$(16)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock. Management anticipates that our cash as of December 31, 2015, along with cash that will be generated in 2016 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $2,000 and $7,000 as of December 31, 2015 and December 31, 2014, respectively. The decrease was a result of the following increases and decreases in cash flows:

	Year Ended December 31,
	2015	2014	Variance
	(dollars in thousands)
Net cash provided by operating activities	$274	$4,580	$(3,499)
Net cash provided by (used in) investing activities	$9,961	$(2,459)	$11,613
Net cash used in financing activities	$(10,240)	$(2,117)	$(8,123)

The primary source of cash provided by operating activities is from interest income on notes receivable. The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. The decrease in cash provided by operating activities was due to less proceeds received on notes receivable in the current period.

The investing activity in the current period was mainly due to the proceeds received on the notes receivable and cash received from the sale of land.

The use of cash from financing activities relates to the payoff of the note payable during the year.

We paid no dividends in 2015, 2014, or 2013. It is unlikely that we will pay any quarterly dividends in 2016.

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

The following table contains only those exposures that existed at December 31, 2015. Anticipation of exposures or risk on positions that could possibly arise was not considered. IOT’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Note Receivable
Variable interest rate - fair value							$—
Instrument’s maturities	$—	$—	$—	$—	$—	$—	$—
Instrument’s amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$25,410
Instrument’s maturities	$—	$—	$—	$—	$—	$25,410	$25,410
Instrument’s amortization	—	—	—	—	—	—	—
Interest	2,884	2,884	2,884	2,884	2,884	34,604	49,024
Average Rate	12.00%	12.00%	12.00%	12.00%	12.00%	12.00%

	2015	2016	2017	2018	2019	Thereafter	Total
Note Payable
Variable interest rate - fair value							$—
Instrument’s maturities	$—	$—	$—	$—	$—	$—	$—
Instrument’s amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$—
Instrument’s maturities	$—	$—	$—	$—	$—	$—	$—
Instrument’s amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Income Opportunity Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Income Opportunity Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

Richardson, Texas

March 30, 2016

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$25,717
Total real estate	22,717	25,717

Notes and interest receivable from related parties	26,708	27,461
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	24,882	25,635
Cash and cash equivalents	2	7
Receivable and accrued interest from related parties	34,313	40,460
Other assets	2,390	1,257
Total assets	$84,304	$93,076

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$—	$10,240
Accounts payable and other liabilities	6	37
Total liabilities	6	10,277
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2015 and 2014	42	42
Treasury stock at cost, 5,461 shares in 2015 and 2014	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	22,340	20,841
Total shareholders’ equity	84,298	82,799
Total liabilities and shareholders’ equity	$84,304	$93,076

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—

Expenses:
Property operating expenses (including $10, $46 and $51 for the year ended 2015, 2014 and 2013, respectively, from related parties)	61	50	87
General and administrative (including $240, $237 and $234 for the year ended 2015, 2014 and 2013, respectively, from related parties)	466	573	734
Net income fee to related party	187	203	695
Advisory fee to related party	704	692	830
Total operating expenses	1,418	1,518	2,346
Net operating loss	(1,418)	(1,518)	(2,346)

Other income (expenses):
Interest income from related parties	4,376	4,729	7,129
Other income	—	—	5,804
Mortgage and loan interest	(652)	(674)	(1,160)
Loan charges	—	(32)	(830)
Total other income	3,724	4,023	10,943

Income before gain on land sales and taxes	2,306	2,505	8,597
Income from continuing operations before tax	2,306	2,505	8,597
Income tax expense	(807)	(946)	(3,063)
Net income from continuing operations	1,499	1,559	5,534
Discontinued operations:
Net loss from discontinued operations	—	—	(24)
Income tax benefit from discontinued operations	—	—	8
Net loss from discontinued operations	—	—	(16)
Net income	$1,499	$1,559	$5,518

Earnings per share - basic
Income from continuing operations	$0.36	$0.37	$1.33
Loss from discontinued operations	—	—	—
Net income	$0.36	$0.37	$1.33

Earnings per share - diluted
Income from continuing operations	$0.36	$0.37	$1.33
Loss from discontinued operations	—	—	—
Net income	$0.36	$0.37	$1.33

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2015
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2012	$75,722	4,173,675	$42	$(39)	$61,955	$13,764
Net income	5,518	—	—	—	—	5,518
Balance, December 31, 2013	$81,240	4,173,675	$42	$(39)	$61,955	$19,282
Net income	1,559	—	—	—	—	1,559
Balance, December 31, 2014	$82,799	4,173,675	$42	$(39)	$61,955	$20,841
Net income	1,499	—	—	—	—	1,499
Balance, December 31, 2015	$84,298	4,173,675	$42	$(39)	$61,955	$22,340

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,499	$1,559	$5,518
Adjustments to reconcile net income applicable to common shares to net cash used in operating activities:
Decrease (increase) in assets:
Accrued interest receivable from related parties	(1,385)	3,232	(3,691)
Other assets	191	(32)	58
Increase (decrease) in liabilities:	—	—
Accrued interest payable to related parties	—	—	(793)
Other liabilities	(31)	(179)	67
Net cash provided by operating activities	274	4,580	1,159

Cash Flow From Investing Activities:
Proceeds from easement transfer	3,000	—	—
Acquisition of land held for development	—	(1,202)	—
Real estate improvements	—	(4)	—
Related party receivables	6,961	(1,253)	14,200
Net cash provided by (used in) investing activities	9,961	(2,459)	14,200

Cash Flow From Financing Activities:
Proceeds from notes payable	—	—	12,343
Payments on notes payable to related parties	(10,240)	(2,117)	—
Payments on maturing notes payable	—	—	(27,701)
Net cash used in financing activities	(10,240)	(2,117)	(15,358)

Net increase in cash and cash equivalents	(5)	4	1
Cash and cash equivalents, beginning of period	7	3	2
Cash and cash equivalents, end of period	$2	$7	$3

Supplemental disclosures of cash flow information:
Cash paid for interest	$534	$674	$1,162
Cash paid for income taxes	$—	$—	$—

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (“IOT”) and consolidated entities were prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Summary of Significant Accounting Policies”. The Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances in the 2014 and 2013 presentation have been reclassified to conform to the 2015 presentation.

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.

           Organization and business. As used herein, the terms “IOT”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas, and its common stock trades on the NYSE MKT under the symbol (“IOT”).

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2015, our land consisted of 131.1 acres of  developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $24.0  million of notes receivable due from related parties.

          Basis of presentation. The Company presents it financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2015, IOT was not the primary beneficiary of a VIE.

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

Transfers to or from TCI or other related parties reflect a sales price equal to the cost basis in the asset at the time of the sale.

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

Earnings per share.    Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC 620 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

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

Income Taxes.    The Company is a “C” corporation for U.S. federal income tax purposes. The Company and the rest of the ARL group are included in the MRHI consolidated group for tax purposes. IOT is a member of a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

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

      In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases” was issued.  This new guidance establishes a new model for accounting for leases and provides for enhanced disclosures.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

NOTE 2.     REAL ESTATE

At December 31, 2015 our real estate land holdings consisted of 131.1 developable acres of land held subject to a sales contract, located in Farmers Branch, Texas. Real estate consisted of the following at December 31, (dollars in thousands):

	2015	2014
Land	$22,717	$25,717
	$22,717	$25,717

 During September 2015, the Company, in exchange for a $3.0 million payment, granted additional easement rights to the City of Farmers Branch, Texas.  The Company retained title to the property and recorded the payment as a reduction in real estate land holdings.

In November 2015, the Company entered into a sales contract with an unrelated party.  The contract was for all of the developable land owned by the Company.  In addition, TCI, ARL and RAI also sold land in this transaction.  Total consideration for the sale was $75 million. The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the note is collected.  The agreement between the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties of $9.6 million was paid off.  Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method.  Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition are met.

Concentration of investment risk.    IOT has a high concentration of investment risk on properties located in Farmers Branch, Texas. This risk includes, but is not limited to, changes in local economic conditions, changes in real estate and zoning laws, increases in real estate taxes, floods, tornados and other acts of God and other factors beyond the control of management. In the opinion of management, this investment risk is partially mitigated by the diversification of property types in other geographical regions of the United States, management’s review of additional investments, acquisitions in other areas and by insurance.

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

At December 2015 and 2014, notes and interest receivable from related parties, net of allowances, totaled $24.9 million and $25.6 million, respectively. As of December 31, 2015 and 2014, we recognized interest income of $2.7 million and $3.0 million, respectively, related to these notes. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	Secured
Accrued interest			2,677
Total Performing			$26,708

Allowance for estimated losses			(1,826)
Total			$24,882

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

	Percent ownership
Investee	2015	2014	2013
TCI Eton Square, L.P. (“Eton Square”)	0%	0%	0%

Our interest in Eton Square, LP was 0% as of December 31, 2015, 2014 and 2013. We accounted for this interest under the equity method because the general partner was a related party and exercised significant influence over the operations and financial activities. Accordingly, the investment was carried at cost, and adjusted for the Companies’ proportionate share of earnings or losses. Due to the losses accounted for under the equity method, our investment is now at zero.

As of April 8, 2013, the underlying asset owned by this entity was transferred to the existing lender in a settlement agreement and IOT no longer recorded this entity as an investment on its books. IOT recorded no gain or loss on the transfer.

The market values as of the years ended December 31, 2015, 2014 and 2013 were zero, due to the transfer.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	2015	2014	2013(1)
Real Estate, net of accumulated depreciation	$—	$—	$—
Other liabilities	(7,470)	(7,470)	(7,470)
Shareholders’ equity/partners’ capital	$7,470	$7,470	$7,470

Rents	$—	$—	$224
Depreciation and amortization	—	—	(140)
Property operating expenses	—	—	(224)
General and administrative	—	—	(5)
Mortgage and loan interest	—	—	(155)
Loss from continuing operations	—	—	(300)
Income from discontinued operations	—	—	—
Net loss	$—	$—	$(300)

Company’s proportionate share of losses (2)	$—	$—	$(37)

(1) Financial results are represented through April 2013, the date of the asset transfer to the existing lender.

(2) Losses are recorded to the extent of the carrying value of the partner’s capital contribution.

NOTE 5.          NOTES AND INTEREST PAYABLE

On December 30, 2013, Realty Advisors, Inc. (“RAI”), a related party, obtained a $20 million mortgage to a lender on the Company’s behalf, secured by land owned by the Company and 100.05 acres of land owned by its parent TCI. The Company and TCI executed a promissory note to RAI for the same terms as the lender’s loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%. In November 2015 the Company entered into a sales contract with an unrelated party.  The contract was for all of the developable land owned by the Company.  In addition, TCI, ARL and RAI also sold land in this transaction.  Total consideration for the sale was $75 million. The agreement between the parties and TCI related to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.  At the closing, the Note Payable to related parties of $9.6 million was paid off.  Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method.  Under the deposit method, the no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition are met.

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

Fees:	2015	2014	2013
Advisory	704	692	830
Net income	187	203	695
Tax sharing agreement		946	3,055
	$891	$1,841	$4,580

Other Expense:
Cost reimbursements	240	237	234

Revenue:
Interest received	$1,636	$1,692	$2,364
	1,636	1,692	2,364

As of December 31, 2015, IOT has notes and interest receivable of $26.7 million due from Unified Housing Foundation, Inc. and recognized interest income of $2.7 million related to these notes receivable. See details in Part 2, Item 8. “Note 3. Notes and Interest Receivable from Related Parties.”

The following table reconciles the beginning and ending balances of amounts receivable from related parties as of December 31, 2015 (dollars in thousands):

	TCI	Pillar	Total
Balance, December 31, 2014	$40,460	$—	$40,460
Cash transfers	—	7,619	7,619
Advisory fees	—	(704)	(704)
Net income fee	—	(187)	(187)
Cost reimbursements	—	(240)	(240)
Expenses paid by advisor	—	(1,370)	(1,370)
Financing (mortgage payments)	—	(1,224)	(1,224)
Significant transaction	—	(9,546)	(9,546)
Interest income	1,636	—	1,636
Income tax expense	—	(807)	(807)
Deferred tax asset	(1,324)	---	(1,324)
Purchase of obligation	(6,459)	6,459	—
Balance, December 31, 2015	$34,313	$—	$34,313

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%. There were no payments under this agreement in  2015.

NOTE 7.          DIVIDENDS

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2015, 2014, or 2013. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 8.            INCOME TAXES

          IOT is a “C” Corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent American Realty Investors, Inc (“ARL”) and its ultimate parent May Realty Holdings, Inc. (“MRHI”). For 2015, ARL, TCI and IOT had combined net taxable income and IOT recorded a current tax expense of $807,000.  The benefit or expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35% per the tax sharing and compensating agreements.

Current income tax expense is attributable to (dollars in thousands):

	2015	2014	2013

Income from continuing operations	$2,306	$2,505	$8,574

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (dollars in thousands):

	2015	2014	2013

Federal income tax at statutory rate	$807	$877	$3,001
Gain on sale differences	1,324	—	—
Utilization of net operating loss and minimum tax credit carry forwards	—	—	—
Effective income tax rate	35%	35%	35%

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

	2015	2014	2013

Accumulated depreciation and amortization	---	$(516)	$(514)
Assets sold for tax, not yet recognized for book	740	---	---
Allowance for loss	694	694	694

Deferred tax asset	$1,434	$178	$180
Less valuation allowance	---	---	---
Total deferred tax asset	$1,434	$178	$180

          In November 2015, IOT, ARL, and TCI sold various tracts of land to a third party in exchange for cash and a promissory note.  The Purchaser’s initial and ongoing investment was inadequate, and as a result, the transaction is recorded using the deposit method.  For tax purposes, the sale is recognized under the installment method.  The deferred tax asset at December 31, 2015 is approximately $1.4 million and is included in other assets.  For years prior to December 31, 2015, IOT had deferred tax assets of approximately $178,000 and $180,000 as of December 31, 2014 and 2013, respectively on a stand-alone basis.

          In 2014, the company used approximately $2.7 million of losses from the ARL consolidated group.  In 2013, IOT used approximately $8.7 million of losses from the consolidated group. On a stand-alone basis, there are no NOL carryforwards for IOT.  However, the Federal Consolidated group for which IOT is a member has a NOL carryforward of approximately $145 million as of December 31, 2014, which is more than sufficient to absorb IOT’s taxable income for 2015.  Of that $145 million of NOL carryforward, approximately $2.8 million of it is attributable to IOT under Federal Income tax allocation rules.  The alternative minimum tax credit balance increased in to approximately $354,000.  The credit has no expiration date.

NOTE 9.            OPERATING SEGMENTS

Our segments are based on management’s method of internal reporting which classifies its operations by property type. The Company’s reportable segments are land held subject to a sales contract and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

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

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are land and other (dollars in thousands):

	Land	Other	Total
For the Twelve Months Ended December 31, 2015
Operating revenue	$—	$—	$—
Operating expenses	26	35	61
Mortgage and loan interest	652	—	652
Loan charges	—	—	—
Interest income	—	4,376	4,376
Segment operating income (loss)	$(678)	$4,341	$3,663
Capital expenditures	—	—	—
Assets	22,717	—	22,717

Property Sales
Sales price	$—	$—	$—
Cost of sale	—	—	—
Deferred current gain	—	—	—
Recognized prior deferred gain	—	—	—
Gain on sale	$—	$—	$—

	Land	Other	Total
For the Twelve Months Ended December 31, 2014
Operating revenue	$—	$—	$—
Operating expenses	50	—	50
Mortgage and loan interest	706	—	706
Loan charges	—	—	—
Interest income	—	4,729	4,729
Segment operating income (loss)	$(756)	$4,729	$3,973
Capital expenditures	—	—	—
Assets	25,717	—	25,717

Property Sales
Sales price	$—	$—	$—
Cost of sale	—	—	—
Deferred current gain	—	—	—
Recognized prior deferred gain	—	—	—
Gain on sale	$—	$—	$—

	Land	Other	Total
For the Twelve Months Ended December 31, 2013
Operating revenue	—	—	$—
Operating expenses	87	—	87
Mortgage and loan interest	1,160	—	1,160
Loan charges	830	—	830
Interest income	—	7,129	7,129
Segment operating income (loss)	$(2,077)	$7,129	$5,052
Capital expenditures	—	—	—
Assets	24,511	—	24,511

Property Sales
Sales price	$—	$—	$—
Cost of sale	—	—	—
Deferred current gain	—	—	—
Recognized prior deferred gain	—	—	—
Gain (loss) on sale	$—	$—	$—

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2015	2014	2013

Segment operating income	$3,663	$3,973	$5,052
Other non-segment items of income (expense)
General and administrative	(466)	(573)	(734)
Net income fee	(187)	(203)	(695)
Advisory fee to related party	(704)	(692)	(830)
Other income	—	—	5,804
Equity from unconsolidated subsidiaries and investees	—	—	—
Income tax expense	(807)	(946)	(3,063)
Income from continuing operations	$1,499	$1,559	$5,534

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	2015	2014	2013
Segment assets	$22,717	$25,717	$24,511
Notes and interest receivable	24,882	25,635	28,867
Other assets and receivables	36,705	41,724	40,435
Total assets	$84,304	$93,076	$93,813

NOTE 10.          DISCONTINUED OPERATIONS

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

There were no sales in 2015 or 2014 that meet the criteria for discontinued operations.

Discontinued operations relates to properties that were either sold or repositioned as held-for-sale as of the year ended 2015, 2014 and 2013. There were no properties sold in 2015, 2014 or 2013. Expenses for 2013 reflected below represent residual costs of properties sold and classified as discontinued in prior years. The results of operations from these properties are shown below (dollars in thousands):

	For Years Ended December 31,
	2015	2014	2013
Revenue
Rental and other property revenues	$—	$—	$—
	—	—	—
Expenses
General and administrative	—	—	24
	—	—	24
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	—	—	(24)
Income tax benefit	—	—	8
Net loss from discontinued operations	$—	$—	$(16)

NOTE 11.         QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2015, 2014 and 2013:

	Three Months Ended 2015
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2015
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	401	352	345	320
Operating loss	(401)	(352)	(345)	(320)
Other income, net of other expenses	955	955	1,025	789
Income before gain on land sales, non-contolling interest, and taxes	554	603	680	469
Income tax expense	—	—	—	(807)
Net income (loss) from continuing operations	554	603	680	(338)
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$554	$603	$680	$(338)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.13	$0.14	$0.16	$(0.08)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$0.13	$0.14	$0.16	$(0.08)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$0.13	$0.14	$0.16	$(0.08)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$0.13	$0.14	$0.16	$(0.08)
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2014
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2014
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	390	363	380	385
Operating loss	(390)	(363)	(380)	(385)
Other income, net of other expenses	949	1,058	1,003	1,013
Income before gain on land sales, non-contolling interest, and taxes	559	695	623	628
Income tax expense	—	—	—	(946)
Net income (loss) from continuing operations	559	695	623	(318)
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$559	$695	$623	$(318)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.13	$0.17	$0.15	$(0.08)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$0.13	$0.17	$0.15	$(0.08)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income (loss) from continuing operations	$0.13	$0.17	$0.15	$(0.08)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$0.13	$0.17	$0.15	$(0.08)
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2013
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2013
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	406	477	505	958
Operating loss	(406)	(477)	(505)	(958)
Other income, net of other expenses	1,119	1,123	1,130	7,571
Income before gain on land sales, non-controlling interest, and taxes	713	646	625	6,613
Income tax expense	(6)	—	—	(3,057)
Net income from continuing operations	707	646	625	3,556
Net loss from discontinued operations	(12)	—	—	(4)
Net income	$695	$646	$625	$3,552

PER SHARE DATA
Earnings per share - basic
Income from continuing operations	$0.17	$0.15	$0.15	$0.86
Income (loss) from discontinued operations	—	—	—	—
Net income applicable to common shares	$0.17	$0.15	$0.15	$0.86
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Income from continuing operations	$0.17	$0.15	$0.15	$0.86
Income (loss) from discontinued operations	—	—	—	—
Net income applicable to common shares	$0.17	$0.15	$0.15	$0.86
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

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

          The plaintiffs appealed the final judgement and alleged that ABCLD and other various entities were responsible for deficiencies, unpaid interest and related attorney fees.  With the $7 million that was applied to the outstanding loan balance, the potential loss is significantly reduced, and the amount of final damages is contingent upon the outcome of the appeal.  As part of a settlement agreement, ABCLD paid an additional $2.6 million to regain ownership of the parcel.  As of December 31, 2015 the Company has no further obligations related to this parcel.

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

As a result of a final Memorandum Opinion and Order issued by the court on January 25, 2016, all claims alleged by the plaintiff against IOT have been dismissed. During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

ART and ART Midwest, Inc. are not and have never been subsidiaries of the Company.  Management believes that the Company has no liability for any ultimate judgment proceeding involving the Clapper Parties.

Liquidity

Management anticipates that IOT will generate excess cash from operations in 2016 due to the interest collected from notes receivable; however, such excess may not be sufficient to discharge all of IOT’s debt obligations as they mature. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

NOTE 13     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2016, the date the financial statements were available to be issued, and has determined that there are none to be reported.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate and Accumulated Depreciation

December 31, 2015

		Initial Cost			Gross Amounts at Which Carried at End of Year
	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition and Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Land, Farmers Branch, TX	—	22,713	4	—	22,713	4	22,717

	$—	$22,713	$4	$—	$22,713	$4	$22,717

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate and Accumulated Depreciation

For the Years Ended December 31,

	2015	2014	2013
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$25,717	$24,511	$24,511
Additions
Acquisitions and improvements		1,206	—
Deductions
Sale of real estate	(3,000)	—	—
Balance at December 31,	$22,717	$25,717	$24,511

Reconciliation of Accumulated Depreciation
Balance at January 1,	$—	$—	$—
Additions
Depreciation	—	—	—
Deductions
Sale of real estate	—	—	—
Balance at December 31,	$—	$—	$—

Schedule IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans Receivable

December 31, 2015

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)

Unified Housing Foundation, Inc. (Echo Station/UH of	12.00%	12/32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	8,836	6,368	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin,LLC)	12.00%	12/32	Excess cash flow	13,621	3,300	2,653	—
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	12.00%	12/32	Excess cash flow	18,641	2,427	1,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing,LLC)	12.00%	12/32	Excess cash flow	11,544	2,409	1,936	—
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	22,984	5,587	4,491	—
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell,LLC)	12.00%	12/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,398	2,019	1,826	—
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	2,189	2,000	—

						$24,031
				Interest receivable		2,677
			Allowance for estimated losses			(1,826)
						$24,882

Schedule IV (continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans Receivable

For the Years Ended December 31,

	2015	2014	2013
	(dollars in thousands)

Balance at January 1,	$27,461	$30,693	$27,002
Additions
New mortgage loans	—	—	—
Conversion of accrued interest to principal	—	—	—
Increase of interest receivable on mortgage loans	2,738	3,037	4,766
Deductions
Amounts received	(3,491)	(6,269)	(1,075)
Non-cash reduction	—	—	—
Cost of mortgages sold	—	—	—
Balance at December 31,	$26,708	$27,461	$30,693

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER, age 65, Director, (Affiliated) (since February 2011) and Chairman of the Board (since May 2011)

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (since April 2011), and its predecessor, Prime Income Asset Management, LLC (July 2003 to April 2011). Mr. Butler is a Director (since February 2011) and Chairman of the Board (since May 2011) of the Company. He is also Chairman of the Board (since May 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI.

ROBERT A. JAKUSZEWSKI, age 53, Director (Independent) (since March 2004).

Mr. Jakuszewski is currently (since April 2015) a Territory Manager for Artesa Labs; he was a Medical Specialist (from January 2014 to April 2015) for VAYA Pharma, Inc. Senior Medical Liaison (January 2013 to July 2013) for Vein Clinics of America, and the Vice President of Sales and Marketing (September 1998 to December 2012) for New Horizons Communications, Inc. Mr. Jakuszewski is a Director of the Company (since March 2004). He is also a Director of ARL (since November 2005) and a Director of TCI (since November 2005).

SHARON HUNT, age 73, Director (Independent) (Since October 2011)

Ms. Hunt is a licensed Realtor in Arkansas, with Keystone Realty. Ms. Hunt is a Director of the Company (since October, 2011). She is also a Director of ARL (since October, 2011) and previously (February 2004 to January 2011), and a Director of TCI (since October, 2011) and previously (February, 2004 to January, 2011).

TED R. MUNSELLE, age 60, Director (Independent) (since May 2009).

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

Board Meetings and Committees

The Board of Directors held five meetings during 2015. For such year, no incumbent Director attended fewer than 100% of the aggregate of (i) the total number of meetings held by Board during the period for which he had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he served during the periods that he served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee. The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines, are Ms. Sharon Hunt, and Messrs. Jakuszewski, and Munselle (Chairman). Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. All members of the Audit Committee meet the experience requirements of the listing standards of the NYSE MKT. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met five times in 2015.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Ms. Sharon Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met twice in 2015.

Compensation Committee. The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Ms. Sharon Hunt and Messrs. Jakuszewski (Chairman) and Munselle. All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met twice in 2015.

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

Following the annual meeting of stockholders held December 2015 for the fiscal year ended December 31, 2014, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held following the fiscal year ended December 31, 2016.

Determination of Director Independence

In February 2004, the Board enhanced its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the NYSE MKT. The full text of the Corporate Governance Guidelines can be found in the Investor Relations section of the Company’s website (www.incomeopp-realty.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence in February 2015. During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between Directors or their related parties and members of the Company’s senior management or their related parties. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

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

DANIEL J. MOOS, 65

President (since April 2007) and Chief Executive Officer (effective March 2010) of the Company, ARL, TCI, (effective March 2007) of Prime, and (effective since April, 2011) of Pillar.

GENE S. BERTCHER, 67

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

LOUIS J. CORNA, 68

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

Compliance with Section 16(a) of Reporting Requirements

Section 16(a) under the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers and any persons holding 10% or more of the Company’s shares of Common Stock are required to report their ownership of the Company’s shares of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) on specified report forms. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during each fiscal year. The Company believes that all of these filing requirements were satisfied by the Company’s Directors and executive officers and holders of more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2015. . In making these statements, the Company has relied upon the written representations of its Directors and executive officers and the holders of 10% or more of the Company’s Common Stock and copies of the reports that each has filed with the SEC.

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

Pillar is a company of which Messrs. Moos, Bertcher, and Corna are officers.

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

As of March 30, 2016, the principal officers and directors of Pillar are set forth below:

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

Tax Sharing Agreement

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.  There were no payments under this agreement in 2015.

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

During 2015, $15,428 was paid to the non-employee Directors in total Directors’ fees. Those fees received by Directors were Robert A. Jakuszewski $5,000; Ted R. Munselle $5,428; and Sharon Hunt $5,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 11, 2016.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,381,270	81.12%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 11, 2016:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Gene S. Bertcher	3,381,270 (1)	81.12%
Henry A. Butler	3,381,270 (1)	81.12%
Louis J. Corna	3,381,270 (1)	81.12%
Robert A. Jakuszewski	3,381,270 (1)	81.12%
Daniel J. Moos	3,381,270 (1)	81.12%
Ted R. Munselle	3,381,270 (1)	81.12%
Sharon Hunt	3,381,270 (1)	81.12%
All Directors and executive officers as a group (8 people)	3,381,270 (1)	81.12%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 11, 2016.

(1)	Includes 3,381,270 shares owned by TCI of which the Directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as Directors and executive officers. Each of the current Directors (Messrs. Butler, Munselle, Jakuszewski and Ms. Hunt) and executive officers (Messrs. Moos, Bertcher, and Corna) of TCI disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.  There were no payments under this agreement in 2015.  IOT paid TCI $0.9 million in 2014 and $3.1 million in 2013 for the tax sharing agreement.

Messrs. Daniel J. Moos and Louis J. Corna are employed by Pillar. Messrs. Moos and Corna are executive officers of the Company, and also serve as executive officers of ARL and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Ms. Hunt and Messrs. Jakuszewski and Munselle serve as Directors of ARL, and TCI and owe fiduciary duties to TCI and ARL as well as the Company, under applicable law. Mr. Bertcher is an officer, Director and employee of NCE and also serves as an officer of ARL and TCI. As such, he owes fiduciary duties to those entities as well as the Company under applicable law.

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

At December 31, 2015, TCI owned 3,381,270 shares of Common Stock of IOT (approximately 81.1%). From time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms, are unsecured and have been reflected in the Company’s financial statements as receivables from or payables to related parties.   Such advances bear interest at 1% above the prime rate. During 2015, the Company received interest of $0.9 million from Pillar related to the advances to date.

In 2015, pursuant to the Advisory fee agreement, the Company paid Pillar $0.7 million in advisory fees and $0.2 million in cost reimbursements. The Company also paid Pillar $0.2 million in net income fees.

As of December 31, 2015, the Company had notes and interest receivables of $26.7 million due from related parties. See Part 2, Item 8. Note 3. “Notes and Interest Receivable”. During the current period, IOT recognized $2.7 million of interest income from these related party notes receivables.

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

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2015 and 2014 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

	2015	2014
Types of Fees
Audit Fees	$54,263	$54,356
Total	$54,263	$54,356

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate IOT’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2015 and 2014 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets—December 31, 2015 and 2014

•	Consolidated Statements of Operations—years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows—years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

•	Schedule III—Real Estate and Cumulative Depreciation

•	Schedule IV—Mortgage Loans on Real Estate

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

Dated: March 30, 2016

By:	/s/ Gene S. Bertcher
Gene S. Bertcher,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER	Director	March 30, 2016
Henry A. Butler

/S/ ROBERT A. JAKUSZEWSKI	Director	March 30, 2016
Robert A. Jakuszewski

/S/ SHARON HUNT	Director	March 30, 2016
Sharon Hunt

/S/ TED R. MUNSELLE	Director	March 30, 2016
Ted R. Munselle

/S/ GENE S. BERTCHER	Executive Vice President and Chief Financial Officer	March 30, 2016
Gene S. Bertcher	(Principal Financial and Accounting Officer)

/S/ DANIEL J. MOOS	President and Chief Executive Officer	March 30, 2016
Daniel J. Moos	(Principal Executive Officer)