Form 10-Q
period 2016-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2016-05-13
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 5, 2016)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	24,870	26,708
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	23,044	24,882

Cash and cash equivalents	1	2
Receivable and accrued interest from related parties	37,043	34,313
Other assets	2,391	2,390
Total assets	$85,196	$84,304

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	5	6
Total liabilities	5	6
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000; issued 4,173,675 and outstanding 4,168,214 shares in 2016 and 2015	42	42
Treasury stock at cost, 5,461 shares in 2016 and 2015	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	23,233	22,340
Total shareholders’ equity	85,191	84,298
Total liabilities and shareholders’ equity	$85,196	$84,304

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues:
Rental and other property revenues	$—	$—

Expenses:
Property operating expenses (including $0 and $7 for the three months ended 2016 and 2015, respectively, from related parties)	—	7
General and administrative (including $43 and $68 for the three months ended 2016 and 2015, respectively, from related parties)	93	174
Net income fee to related party	72	45
Advisory fee to related party	153	175
Total operating expenses	318	401
Net operating loss	(318)	(401)

Other income (expenses):
Interest income from related parties	1,208	1,120
Other Income	3	—
Mortgage and loan interest	—	(165)
Total other income	1,211	955
Net income	$893	$554

Earnings per share - basic
Net income from continuing operations	$0.21	$0.13
Net income applicable to common shares	$0.21	$0.13

Earnings per share - diluted
Net income from continuing operations	$0.21	$0.13
Net income applicable to common shares	$0.21	$0.13

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2016
(unaudited, dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2015	$84,298	4,173,675	$42	$(39)	$61,955	$22,340

Net income	893	—	—	—	—	893

Balance, March 31, 2016	$85,191	4,173,675	$42	$(39)	$61,955	$23,233

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$893	$554
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Decrease in assets:
Accrued interest receivable from related parties	1,838	1,319
Other assets	—	12
Increase (decrease) in liabilities:	—
Other liabilities	(1)	59
Net cash provided by operating activities	2,730	1,944

Cash Flow From Investing Activities:
Receivable from related parties	(2,731)	(1,733)
Net cash used in investing activities	(2,731)	(1,733)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	—	(215)
Net cash used in financing activities	—	(215)

Net decrease in cash and cash equivalents	(1)	(4)
Cash and cash equivalents, beginning of period	2	7
Cash and cash equivalents, end of period	$1	$3

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$153

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

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.1% of the Company’s common stock. Accordingly, IOT’s financial results are consolidated with those of TCI and its subsidiaries. IOT is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with of TCI’s parent American Realty Investors, Inc, (“ARL”) and its ultimate parent, May Realty Holdings, Inc (“MRHI”). We have no employees.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At March 31, 2016 our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $24.0 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2015, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain 2015 Consolidated Financial Statement amounts have been reclassified to conform to the 2016 presentation.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of March 31, 2016, IOT was not the primary beneficiary of a VIE.

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

In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases was issued. This new guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

As of March 31, 2016, our real estate land holdings consisted of 131.1 acres of developable land, located in Farmers Branch, Texas, held subject to a sales contract. In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the noted is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties for $9.6 million was paid off. Due to the inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition are met.

NOTE 3. NOTES AND INTEREST RECEIVABLE FROM RELATED PARTIES

Notes and interest receivable from related parties is comprised of mortgage loans, which are loans secured by mortgages that are subordinate to one or more prior liens on the underlying real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and guarantees.

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

At March 31, 2016, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $23.0 million. As of March 31, 2016, we recognized interest income of $0.8 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	Secured
Accrued interest			839
Total Performing			$24,870

Allowance for doubtful accounts			(1,826)
Total			$23,044

All are related party notes.

NOTE 4. NOTES AND INTEREST PAYABLE

In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and RAI also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the noted is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties for $9.6 million was paid off. Due to the inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition are met.

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

	TCI	Pillar	Total
Related party receivable, December 31, 2015	$34,313	$—	$34,313
Cash transfers	—	2,630	2,630
Advisory fees	—	(153)	(153)
Net income fee	—	(72)	(72)
Cost reimbursements	—	(44)	(44)
Expenses paid by advisor	—	—	—
Financing (mortgage payments)	—	—	—
Interest income	369	—	369
Purchase of obligation	2,361	(2,361)	—
Related party receivable, March 31, 2016	$37,043	$—	$37,043

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

Presented below is the operating segment information for the three months ended March 31, 2016 and 2015 (dollars in thousands):

For the Three Months Ended March 31, 2016	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	—	—	—
Mortgage and loan interest	—	—	—
Interest income from related parties	—	1,208	1,208
Segment operating income (loss)	$—	$1,208	$1,208

Real estate assets	22,717	—	22,717

For the Three Months Ended March 31, 2015	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	(7)	—	(7)
Mortgage and loan interest	(165)	—	(165)
Interest income from related parties	—	1,120	1,120
Segment operating income (loss)	$(172)	$1,120	$948

Real estate assets	25,717	—	25,717

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Segment operating income	$1,208	$948
Other non-segment items of income (expense)
General and administrative	(93)	(174)
Net income fee to related party	(72)	(45)
Advisory fee to related party	(153)	(175)
Other income	3	—
Net income from continuing operations	$893	$554

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	March 31,
	2016	2015
Real estate assets	$22,717	$25,717
Notes and interest receivable	23,044	24,316
Other assets	39,435	43,441
Total assets	$85,196	$93,474

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

There were no sales recognized in 2016 or 2015 meeting discontinued operations criteria.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Litigation. The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2016, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or future sale. As of March 31, 2016, we owned 131.1 developable acres of land held subject to a sales contract, located in Texas. We have no employees.

Our primary source of revenue is from the interest income on approximately $24.0 million of notes receivable due from related parties.

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

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures and includes three levels defined as follows:”

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2016 and 2015, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held subject to a sales contract. Our operating expenses consists mainly of general and administration costs related to the Company.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended March 31, 2016 to the same period ended 2015

We had net income of $893,000 or $0.21 per diluted earnings per share for the three months ended March 31, 2016, as compared to net income of $554,000 or $0.13 per diluted earnings per share for the same period ended 2015.

Revenues

Land held subject to a sales contract is our sole operating segment. There was no income generated from this segment for the three months ended March 31, 2016, nor for the prior period ended 2015.

Expenses

There were no property operating expenses for the three months ended March 31, 2016, as compared to the prior period property operating expenses of $7,000. This decrease was primarily due to a decrease in property owner association fees in 2016.

General and administrative expenses were $93,000 for the three months ended March 31, 2016. This represents a decrease of $81,000, as compared to the prior period general and administrative expenses of $174,000. This decrease was primarily due to a decrease in legal fees and a decrease in the administration expense paid to a related party.

Advisory fees were $153,000 for the three months ended March 31, 2016. This represents a decrease of $22,000, as compared to the prior period advisory fees of $175,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee increased $27,000 for the three months ended March 31, 2016 as compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $1.2 million for the three months ended March 31, 2016. This represents an increase of $88,000 as compared to interest income of $1.1 million for the three months ended March 31, 2015.

The company did not pay any mortgage and loan interest for the three months ending March 31, 2016. This represents a decrease of $165,000 as compared to the prior period mortgage and loan interest expense of $165,000. This decrease was due to the payoff of mortgages in the prior period.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	March 31,
	2016	2015	Variance

Net cash provided by operating activities	$2,730	$1,944	$786
Net cash used in investing activities	$(2,731)	$(1,733)	$(998)
Net cash used in financing activities	$—	$(215)	$215

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash is from interest income on notes receivable. We received more proceeds on notes receivable in the current period.

Our primary cash outlays for investing activities are for investment of excess cash with our Advisor. The investing activity in the current period was mainly due to the proceeds received on the notes receivable. We invested more cash with our Advisor in the current period.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. In the prior period, the Company repaid certain debt obligations, outside of current accrued interest.

We did not pay quarterly dividends in 2016 or 2015.

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

Tax Matters

IOT is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”), and IOT.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has taxable income for the first three months of 2016 on a stand alone basis. This taxable income will be offset by the sharing of NOLs from the MRHI consolidated group.

At March 31 2016, IOT had a net deferred tax asset of approximately $1.5 million due to tax deductions available to it in future years.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2016 the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

PART II. OTHER INFORMATION

ITEM 5.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first quarter of 2016. As of March 31, 2016, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 13, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

