Form 10-Q
period 2016-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2016-08-15
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 5, 2016)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)

	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	25,589	26,708
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	23,763	24,882

Cash and cash equivalents	1	2
Receivable and accrued interest from related parties	37,219	34,313
Other assets	2,257	2,390
Total assets	$85,957	$84,304
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	23	6
Total liabilities	23	6

Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000; issued 4,173,675 and outstanding 4,168,214 shares in 2016 and 2015	42	42
Treasury stock at cost, 5,461 shares in 2016 and 2015	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	23,976	22,340
Total shareholders’ equity	85,934	84,298
Total liabilities and shareholders’ equity	$85,957	$84,304

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—	$—

Expenses:
Property operating expenses (including $0 and $8 for the three months and $0 and $15 for the six months ended 2016 and 2015, respectively, from related parties)	—	8	—	16
General and administrative (including $47 and $59 for the three months and $90 and $127 for the six months ended 2016 and 2015, respectively, from related parties)	128	122	221	297
Net income fee to related party	54	46	126	90
Advisory fee to related party	160	176	313	350
Total operating expenses	342	352	660	753
Net operating loss	(342)	(352)	(660)	(753)

Other income (expenses):
Interest income from related parties	1,085	1,120	2,293	2,239
Other income	—	—	3	—
Mortgage and loan interest	—	(165)	—	(329)
Total other income	1,085	955	2,296	1,910
Net income	$743	$603	$1,636	$1,157

Earnings per share - basic
Net income from continuing operations	$0.18	$0.14	$0.39	$0.28
Net income applicable to common shares	$0.18	$0.14	$0.39	$0.28

Earnings per share - diluted
Net income from continuing operations	$0.18	$0.14	$0.39	$0.28
Net income applicable to common shares	$0.18	$0.14	$0.39	$0.28

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016
(unaudited, dollars in thousands)

		Common Stock
	Total	Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings

Balance, December 31, 2015	$84,298	4,173,675	$42	$(39)	$61,955	$22,340

Net income	1,636	—	—	—	—	1,636

Balance, June 30, 2016	$85,934	4,173,675	$42	$(39)	$61,955	$23,976

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,636	$1,157
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Decrease in assets:
Accrued interest receivable from related parties	1,119	598
Other assets	133	191
Increase (decrease) in liabilities:
Other liabilities	17	(20)
Net cash provided by operating activities	2,905	1,926

Cash Flow From Investing Activities:
Receivable from related parties	(2,906)	(1,408)
Net cash used in investing activities	(2,906)	(1,408)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	—	(523)
Net cash used in financing activities	—	(523)

Net decrease in cash and cash equivalents	(1)	(5)
Cash and cash equivalents, beginning of period	2	7
Cash and cash equivalents, end of period	$1	$2

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$329

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At June 30, 2016, our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $24.0 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of June 30, 2016, IOT was not the primary beneficiary of a VIE.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Effective January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Since the Company adopted ASU 2014-08, effective January 1, 2015, we have had no dispositions that met the discontinued operations criteria.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1 -	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.
Level 2 -	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 -	Unobservable inputs that are significant to the fair value measurement.

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

Newly Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, ”Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for determining which disposals qualify as discontinued operations and modifies related reporting and disclosure requirements. Disposals representing a strategic shift in operations, such as a change in a major line of business, a major geographical area or major equity investment, that have a major effect on a Company’s operations and financial results will be presented as discontinued operations. If the disposal does qualify as a discontinued operation under ASU 2014-08, the Company will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the disposed component. The classification of operating results as discontinued operations is applied retroactively for all periods presented. The Company has had no dispositions that met the criteria for discontinued operations since adoption of ASU 2014-08, effective January 1, 2015. In addition, we believe future sales of our individual operating properties will no longer qualify as discontinued operations. See Note 7 below.

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”, was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new guidance, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new guidance does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial position and results of operations, if any.

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company adopted ASU 2015-03 effective June 30, 2015.

In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases was issued. This new guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial position and results of operations, if any.

NOTE 2. REAL ESTATE ACTIVITY

As of June 30, 2016, our real estate land holdings consisted of 131.1 acres of developable land, located in Farmers Branch, Texas, held subject to a sales contract. In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the noted is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.

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

At June 30, 2016, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $23.8 million. As of June 30, 2016, we recognized interest income of $1.8 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	Secured
Accrued interest			1,558
Total Performing			$25,589

Allowance for doubtful accounts			(1,826)
Total			$23,763

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

	TCI	Pillar	Total
Related party receivable, December 31, 2015	$34,313	$—	$34,313
Cash transfers	—	2,704	2,704
Advisory fees	—	(313)	(313)
Net income fee	—	(127)	(127)
Cost reimbursements	—	(90)	(90)
Expenses paid by advisor	—	(3)	(3)
Financing (mortgage payments)	—	—	—
Significant transaction	—	—	—
Interest income	735	—	735
Tax Sharing Expense	—	—	—
Purchase of obligation	2,171	(2,171)	—
Related party receivable, June 30, 2016	$37,219	$—	$37,219

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

Presented below is the operating segment information for the three months ended June 30, 2016 and 2015 (dollars in thousands):

For the Three Months Ended June 30, 2016	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	—	—	—
Mortgage and loan interest	—	—	—
Interest income from related parties	—	1,086	1,086
Segment operating income (loss)	$—	$1,086	$1,086

Real estate assets	$22,717	$—	$22,717

For the Three Months Ended June 30, 2015	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	(8)	—	$(8)
Mortgage and loan interest	(165)	—	$(165)
Interest income from related parties	—	1,120	$1,120
Segment operating income (loss)	$(173)	$1,120	$947

Real estate assets	$25,717	$—	$25,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30,
	2016	2015
Segment operating income	$1,086	$947
Other non-segment items of income (expense)
General and administrative	(128)	(122)
Net income fee to related party	(54)	(46)
Advisory fee to related party	(161)	(176)
Net income from continuing operations	$743	$603

Presented below is the operating segment information for the six months ended June 30, 2016 and 2015 (dollars in thousands):

For the Six Months Ended June 30, 2016	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	—	—	—
Mortgage and loan interest	—	—	—
Interest income from related parties	—	2,293	2,293
Segment operating income (loss)	$—	$2,293	$2,293

Real estate assets	$22,717	$—	$22,717

For the Six Months Ended June 30, 2015	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	(16)	—	$(16)
Mortgage and loan interest	(329)	—	$(329)
Interest income from related parties	—	2,239	$2,239
Segment operating income (loss)	$(345)	$2,239	$1,894

Real estate assets	$25,717	$—	$25,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Six Months Ended June 30,
	2016	2015
Segment operating income	$2,293	$1,894
Other non-segment items of income (expense)
General and administrative	(221)	(297)
Net income fee to related party	(126)	(90)
Advisory fee to related party	(313)	(350)
Other income	3	—
Net income from continuing operations	$1,636	$1,157

The table below reflects the reconciliation of  the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	June 30,
	2016	2015
Real estate assets	$22,717	$25,717
Notes and interest receivable	23,763	25,037
Other assets	39,477	42,936
Total assets	$85,957	$93,690

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

Effective January 1, 2015, the Company adopted the provisions of ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria of ASC 360 related to determining which disposals qualify to be accounted for as discontinued operations and modified related reporting and disclosure requirements.  Disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations. The Company has had no dispositions that met the criteria for discontinued operations since adoption of ASU 2014-08, effective January 1, 2015.

 NOTE 8. COMMITMENTS AND CONTINGENCIES

Litigation.  The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2016, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

●	risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;

●	demand for apartments and commercial properties in the Company’s markets and the effect on occupancy and rental rates;

●	the Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;

●	risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;

●	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

●	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

●	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

●	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

●	potential liability for uninsured losses and environmental contamination; and

●	risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of June 30, 2016, we owned 131.1 developable acres of land held subject to a sales contract, located in Texas. We have no employees.

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

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures” and includes three levels defined as follows:

Level 1 -	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.
Level 2 -	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 -	Unobservable inputs that are significant to the fair value measurement.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and six months ended June 30, 2016 and 2015, as included in Part I, Item 1. “Financial Statements” of this report.  It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held subject to a sales contract. Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items.  We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%.  We have receivables from related parties which also provide interest income.

Comparison of the three months ended June 30, 2016 to the same period ended 2015:

We had net income of $743,000 or $0.18 per diluted share for the three months ended June 30, 2016, as compared to net income of $603,000 or $0.14 per diluted share for the same period ended 2015.

Revenues

Land held subject to a sales contract is our sole operating segment.  There was no income generated from this segment for the three months ended June 30, 2016 and 2015.

Expenses

There were no property operating expenses for the three months ended June 30, 2016 compared to $8,000 in the prior period. The 2015 expense was due to property owner association fees.

General and administrative expenses increased $6,000 to $128,000 for the three months ended June 30, 2016 compared to $122,000 for the prior period, primarily due to an increase in audit fees incurred during the period.

Advisory fees were $160,000 for the three months ended June 30, 2016 compared to $176,000 for the same period of 2015 for a decrease of $16,000.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party increased $8,000 for the three months ended June 30, 2016 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income

Other income (expense)

Interest income was $1.1 million for the three months ended June 30, 2016, a decrease of $34,000 from interest income recognized in the first quarter of 2015.

The company incurred $0 mortgage and loan interest for the three months ended June 30, 2016 and $165,000 during the three months ended June 30, 2015.  This decrease was due to the payoff of the mortgages for Mercer Crossing and Propel during 2015. We have no outstanding debt as of June 30, 2016.

Comparison of the six months ended June 30, 2016 to the same period ended 2015:

We had net income of $1.6 million or $0.39 per diluted share for the six months ended June 30, 2016 compared to net income of $1.2 million or $0.28 per diluted share for the same period in 2015.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the six months ended June 30, 2016 and 2015.

Expenses

There were no property operating expenses for the six months ended June 30, 2016 compared to $16,000 in the prior period. The 2015 expense was due to property owner association fees.

General and administrative expenses were $221,000 for the six months ended June 30, 2016 compared to $297,000 for the prior period for a decrease of $76,000.  This decrease was primarily due to a decrease in legal fees and a decrease in the administration expense paid to a related party.

Advisory fees were $313,000 for the six months ended June 30, 2016 compared to $350,000 for the same period of 2015 for a decrease of $37,000.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value Net income fee to related party increased $36,000 for the six months ended June 30, 2016 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $2.3 million for the six months ended June 30, 2016. This represents an increase of $54,000 as compared to interest income of $2.2 million for the six months ended June 30, 2015.

The company did not pay any mortgage and loan interest for the three months ending June 30, 2016. This represents a decrease of $329,000 as compared to the prior period mortgage and loan interest expense of $329,000. This decrease was due to the payoff of the mortgages for Mercer Crossing and Propel during 2015.

Liquidity and Capital Resources

General

Our principal liquidity needs are:

●	meet debt service requirements including balloon payments;

●	fund normal recurring expenses;

●	fund capital expenditures; and

●	fund new property acquisitions.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	June 30,
	2016	2015	Variance

Net cash provided by operating activities	$2,905	$1,926	$979
Net cash used in investing activities	$(2,906)	$(1,408)	$(1,498)
Net cash used in financing activities	$—	$(523)	$523

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash for operations is from interest income on notes receivable.

Our primary cash outlays for investing activities are for investment of excess cash with our Advisor. The investing activity in the current period was mainly due to the proceeds received on the notes receivable. We invested more cash with our Advisor in the current period.

Our primary sources of cash from financing activities are from proceeds on notes payable. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.

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

Tax Matters

IOT is a member of the MRHI consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. ARL, TCI, and IOT.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has taxable income for the first six months of 2016 on a stand-alone basis. This taxable income will be offset by the sharing of  NOLs from the MRHI consolidated group.

 At June 30 2016, IOT had a net deferred tax asset of approximately $1.5 million due to tax deductions available to the Company on a stand-alone basis in future years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2016 the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

PART II. OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first quarter of 2016. As of June 30, 2016, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 12, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

