Form 10-Q
period 2016-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2016-11-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at November 7, 2016)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	24,757	26,708
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	22,931	24,882

Cash and cash equivalents	1	2
Receivable and accrued interest from related parties	38,786	34,313
Other assets	2,257	2,390
Total assets	$86,692	$84,304

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$6	$6
Total liabilities	6	6
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000; issued 4,173,675 and outstanding 4,168,214 shares in 2016 and 2015	42	42
Treasury stock at cost, 5,461 shares in 2016 and 2015	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	24,728	22,340
Total shareholders’ equity	86,686	84,298
Total liabilities and shareholders’ equity	$86,692	$84,304

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—	$—

Expenses:
Property operating expenses (including $xx and $11 for the three months and $xx and $25 for the nine months ended 2016 and 2015, respectively, from related parties)	—	56	—	71
General and administrative (including $xx and $45 for the three months and $xx and $171 for the nine months ended 2016 and 2015, respectively, from related parties)	114	62	333	359
Net income fee to related party	67	51	193	142
Advisory fee to related party	162	176	475	526
Total operating expenses	343	345	976	1,098
Net operating loss	(343)	(345)	(1001)	(1,098)

Other income (expenses):
Interest income from related parties	1,095	1,137	3,389	3,376
Other income	—	—	—	—
Mortgage and loan interest	—	(112)	—	(441)
Total other income	1,095	1,025	3,389	2,935
Income before taxes	752	680	2,388	1,837
Net income	$752	$680	$2,388	$1,837

Earnings per share - basic
Net income from continuing operations	$0.18	$0.16	$0.57	$0.44
Net income applicable to common shares	$0.18	$0.16	$0.57	$0.44

Earnings per share - diluted
Net income from continuing operations	$0.18	$0.16	$0.57	$0.44
Net income applicable to common shares	$0.18	$0.16	$0.57	$0.44

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2016
(unaudited, dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings

Balance, December 31, 2015	$84,298	4,173,675	$42	$(39)	$61,955	$22,340

Net income	2,388	—	—	—	—	2,388

Balance, September 30, 2016	$86,686	4,173,675	$42	$(39)	$61,955	$24,728

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$2,388	$1,837
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Decrease in assets:
Accrued interest receivable from related parties	1,951	1,318
Other assets	133	190
Increase (decrease) in liabilities:
Other liabilities	—	(16)
Net cash provided by operating activities	4,472	3,329

Cash Flow From Investing Activities:
Proceeds from easement transfer		3,000
Receivable from related parties	(4,473)	(5,675)
Net cash used in investing activities	(4,473)	(2,675)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	—	(659)
Net cash used in financing activities	—	(659)

Net decrease in cash and cash equivalents	(1)	(5)
Cash and cash equivalents, beginning of period	2	7
Cash and cash equivalents, end of period	$1	$2

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$404

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At September 30, 2016, our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $22.9 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of September 30, 2016, IOT was not the primary beneficiary of a VIE.

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

Newly Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for determining which disposals qualify as discontinued operations and modifies related reporting and disclosure requirements. Disposals representing a strategic shift in operations, such as a change in a major line of business, a major geographical area or major equity investment, that have a major effect on a company’s operations and financial results will be presented as discontinued operations. If the disposal does qualify as a discontinued operation under ASU 2014-08, the Company will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the disposed component. The classification of operating results as discontinued operations is applied retroactively for all periods presented. The Company has had no dispositions that met the criteria for discontinued operations since adoption of ASU 2014-08, effective January 1, 2015. In addition, we believe future sales of our individual operating properties will no longer qualify as discontinued operations. See Note 7 below.

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

NOTE 2. REAL ESTATE ACTIVITY

As of September 30, 2016, our real estate land holdings consisted of 131.1 acres of developable land, located in Farmers Branch, Texas, held subject to a sales contract. In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the noted is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.

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

At September 30, 2016, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $22.9 million. As of September 30, 2016, we recognized interest income of $3.4 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	Secured
Accrued interest			725
Total Performing			$24,757

Allowance for doubtful accounts			(1,826)
Total			$22,931

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

	TCI	Pillar	Total
Balance, December 31, 2015	$34,313	$—	$34,313
Cash transfers	—	4,225	4,225
Advisory fees	—	(475)	(475)
Net income fee	—	(127)	(127)
Cost reimbursements	—	(159)	(159)
Expenses paid by advisor	—	(30)	(30)
Financing (mortgage payments)	—	—	—
Significant transaction	—	—	—
Interest income	1,039	—	1,039
Tax Sharing Expense	—	—	—
Purchase of obligation	3,434	(3,434)	—
Property transfers	—	—	—
Balance, September 30, 2016	$38,786	$—	$38,786

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

Presented below is the operating segment information for the three months ended September 30, 2016 and 2015 (dollars in thousands):

For the Three Months Ended September 30, 2016	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	—	—	—
Mortgage and loan interest	—	—	—
Interest income from related parties	—	1,095	1,095
Segment operating income	$—	$1,095	$1,095

Real estate assets	$22,717	$—	$22,717

For the Three Months Ended September 30, 2015	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	56	—	56
Mortgage and loan interest	112		112
Interest income from related parties	—	1,137	1,137
Segment operating income (loss)	$(168)	$1,137	$969

Real estate assets	$22,717	$—	$22,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended
	September 30,
	2016	2015
Segment operating income	$1,095	$969
Other non-segment items of expense
General and administrative	89	62
Net income fee to related party	67	51
Advisory fee to related party	162	176
Income tax expense	25	—
Net income from continuing operations	$752	$680

Presented below is the operating segment information for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

For the Nine Months Ended September 30, 2016	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	—		—
Mortgage and loan interest	—	—	—
Interest income from related parties	—	3,389	3,389
Segment operating income	$—	$3,389	$3,389

Real estate assets	$22,717	$—	$22,717

For the Nine Months Ended September 30, 2015	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Property operating expenses	71	—	71
Mortgage and loan interest	441	—	441
Interest income from related parties	—	3,376	3,376
Segment operating income (loss)	$(512)	$3,376	$2,864

Real estate assets	$22,717	$—	$22,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Segment operating income	$3,389	$2,864
Other non-segment items of expense
General and administrative	308	359
Net income fee to related party	193	142
Advisory fee to related party	475	526
Income tax expense	25	—
Net income from continuing operations	$2,388	$1,837

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of September 30,
	2016	2015
Real estate assets	$22,717	$22,717
Notes and interest receivable	22,931	24,317
Other assets	41,044	47,204
Total assets	$86,692	$94,238

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2016, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of September 30, 2016, we owned 131.1 developable acres of land held subject to a sales contract, located in Texas. We have no employees.

Our primary source of revenue is from the interest income on approximately $22.9 million of notes receivable due from related parties.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and nine months ended September 30, 2016 and 2015, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the three months ended September 30, 2016 to the same period ended 2015:

We had net income of $752,000 or $0.18 per diluted share for the three months ended September 30, 2016, as compared to net income of $680,000 or $0.16 per diluted share for the same period ended 2015.

Revenues

Land held subject to a sales contract is our sole operating segment. There was no income generated from this segment for the three months ended September 30, 2016 and 2015.

Expenses

There were no property operating expenses for the three months ended September 30, 2016 compared to $56,000 in the prior period. The 2015 expense was due to property owner association fees.

General and administrative expenses increased $27,000 to $89,000 for the three months ended September 30, 2016 compared to $62,000 for the prior period, primarily due to an increase in administration expense paid to a related party.

Advisory fees were $162,000 for the three months ended September 30, 2016 compared to $176,000 for the same period of 2015 for a decrease of $14,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party increased $16,000 for the three months ended September 30, 2016 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $1.1 million for the three months ended September 30, 2016, a decrease of $42,000 from interest income recognized in the first quarter of 2015.

The company incurred no mortgage and loan interest for the nine months ended September 30, 2016 and $112,000 during the three months ended September 30, 2015. This decrease was due to the payoff of the mortgages for Mercer Crossing and Propel during 2015. We have no outstanding debt as of September 30, 2016.

Comparison of the nine months ended September 30, 2016 to the same period ended 2015:

We had net income of $2.4 million or $0.57 per diluted share for the nine months ended September 30, 2016 compared to net income of $1.8 million or $0.44 per diluted share for the same period in 2015.

Revenues

Land held for development or sale is our sole operating segment. There was no income generated from this segment for the nine months ended September 30, 2016 and 2015.

Expenses

There were no property operating expenses for the nine months ended September 30, 2016 compared to $71,000 in the prior period. The 2015 expense was due to property owner association fees.

General and administrative expenses were $333,000 for the nine months ended September 30, 2016 compared to $359,000 for the prior period for a decrease of $26,000. This decrease was primarily due to a decrease in legal fees and a decrease in the administration expense paid to a related party.

Advisory fees were $475,000 for the nine months ended September 30, 2016 compared to $526,000 for the same period of 2015 for a decrease of $51,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party increased $51,000 for the nine months ended September 30, 2016 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income remained fairly constant at $3.4 million for the nine months ended September 30, 2016 compared to the same period in 2015.

The Company incurred no mortgage and loan interest for the nine months ended September 30, 2016 and $441,000 during the nine months ended September 30, 2015. This was due to the payoff of the mortgages for Mercer Crossing and Propel during 2015. We have no outstanding debt as of September 30, 2016.

Liquidity and Capital Resources

General

Our principal liquidity needs are:

●	meet debt service requirements including balloon payments;

●	fund normal recurring expenses;

●	fund capital expenditures; and

●	fund new property acquisitions.

Our primary source of cash is from collection on receivables, sale of assets, and the refinancing of existing mortgages. We will refinance debt obligations as they become due and generate cash from interest payments on notes receivable and the sale of properties. However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all of our obligations as they mature, we may sell real estate, refinance real estate, and incur additional borrowings secured by real estate to meet our cash requirements.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Variance

Net cash provided by operating activities	$4,472	$3,329	$1,143
Net cash used in investing activities	$(4,473)	$(2,675)	$(1,798)
Net cash used in financing activities	$—	$(659)	$659

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has taxable income for the first nine months of 2016 on a stand-alone basis. This taxable income will be offset by the sharing of NOLs from the MRHI consolidated group.

At September 30 2016, IOT had a net deferred tax asset of approximately $1.3 million due to tax deductions available to the Company on a stand-alone basis in future years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2016 the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the third quarter of 2016. As of September 30, 2016, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 14, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)