Form 10-K
period 2016-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2017-03-31
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the common stock on the New York Stock Exchange (“NYSE MKT”) as of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $5,546,832 based upon a total of 781,244 shares held as of June 30, 2016 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 29, 2017, there were 4,168,214 shares of common stock outstanding.

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

As used herein, the terms “IOT”, “the Company”, “We”, “Our,” or “Us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas, and its common stock is listed and trades on the NYSE MKT under the symbol (“IOT”).

Transcontinental Realty Investors, Inc. (“TCI”), and a related party, owns approximately 81.12% of IOT’s outstanding shares of Common Stock. Accordingly, IOT’s financial results are consolidated with those of TCI. IOT is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent, American Realty Investors, Inc. (“ARL”), and its ultimate parent, May Realty Holdings, Inc. (“MRHI”). The Company has no employees.

IOT’s Board of Directors is responsible for directing the overall affairs of IOT and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”), under an Advisory Agreement that is reviewed annually by IOT’s Board of Directors. The Chairman of the Board of Directors of IOT also serves as the Chairman of the Board of Directors of ARL and TCI. The Directors of IOT are also directors of ARL and TCI.

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as The May Trust, became the Company’s external contractual Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement. IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement. This Advisory Agreement is more fully described in Part III, Item 10. Directors, Executive Officers and Corporate Governance—The Advisor. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), a Nevada limited liability company, provides brokerage services. Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. (See Part III, Item 10. Directors, Executive Officers and Corporate Governance—Property Management and Real Estate Brokerage, below.)

Business Plan

Our business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. At December 31, 2016, our real estate land holdings consisted of 131.1 acres of developable land located in Farmers Branch, Texas held subject to a sales contract. The principal source of revenue for the Company is interest income on approximately $23.7 million of notes receivable due from related parties.

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

 Competition

The real estate business is highly competitive and IOT competes with numerous entities engaged in real estate activities (including certain entities described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence), some of which have greater financial resources than IOT. We believe that success against such competition is dependent upon the geographic location, the allowable use of the property and the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to the property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining value. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. (See also Part I, Item1A. Risk Factors, above).

To the extent that the Company seeks to sell any properties, the sales prices for such properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where IOT’s properties are located, as well as aggressive buyers attempting to penetrate or dominate a particular market.

As described above and in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, the officers and directors of IOT also serve as officers and directors of ARL and TCI. Both ARL and TCI have business objectives similar to those of IOT. IOT’s officers and directors owe fiduciary duties to both ARL and TCI, as well as to IOT, under applicable law. In determining whether a particular investment opportunity will be allocated to IOT, ARL or TCI, management considers the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

In addition, as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, IOT competes with related parties of Pillar having similar investment objectives relative to the acquisition, development, disposition, leasing and financing of real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed IOT that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

Available Information

IOT maintains an internet website at http://www.incomeopp-realty.com. We make available through our website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and our Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on our website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

ITEM 1A.    RISK FACTORS

Risk Factors Related to Our Business

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.

We may not be able to compete successfully with other entities that operate in our industry.

We experience a great deal of competition locating land to develop and properties to acquire.

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

Our properties are subject to increases in operating expenses such as insurance, administrative costs, real estate taxes and other costs associated with the ownership and maintenance of our properties. Our ability to make distributions to shareholders or to service indebtedness could be adversely affected by increased costs.

We face risks associated with property ownership and acquisitions.

We acquire individual properties and portfolios of properties and intend to continue to do so. Our acquisition activities and their successes are subject to the following risks:

●	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

●	acquired properties may fail to perform as expected;

●	the actual costs of repositioning, developing or redeveloping acquired properties may be higher than original estimates;

●	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

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

Our land holdings are located principally in a specific geographic area in Farmers Branch, Texas. Due to the concentration of our properties in this area, performance is dependent on economic conditions. This area has experienced periods of economic decline in the past, and may do so in the future.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources on which we rely. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

●	general economic conditions affecting these markets;

●	our own financial structure and performance;

●	the market’s opinion of real estate companies in general; and

●	the market’s opinion of real estate companies that own properties like ours.

Our degree of reliance on the operations of certain real estate assets to collect the notes receivable can affect our cash flow.

The collection of our notes receivable are dependent upon the ability of the real estate assets that secure the notes to produce sufficient cash flow to service these notes. Changes in general or local economic conditions in the Dallas, Texas area can have an adverse effect on the payment of these notes.

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

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

●	changes in general or local economic conditions—because our real estate assets are concentrated in Farmers Branch, Texas, any deterioration in the general economic conditions in the Dallas, Texas area could have an adverse effect on our business and assets;

●	changes in interest rates that may make our ability to satisfy our debt service requirements materially more burdensome;

●	lack of availability of financing that may render the purchase, sale or refinancing of a property more difficult or unattractive;

●	changes in real estate and zoning laws;

●	increases in real estate taxes and insurance costs;

●	federal or local economic or rent control; and

●	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

Adverse economic conditions and dislocations in the credit markets could have a material adverse effect on our results of operation, and financial condition.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations and financial condition as a result of the following, among other, potential consequences:

●	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

●	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

●	one or more lenders could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

On December 31, 2016, our portfolio consisted of 131.1 developable acres of land subject to sales contract located in Farmers Branch, Texas.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to, and in the ordinary course of, its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

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

	2016		2015
	High	Low	High	Low
First Quarter	$8.30	$5.85	$7.47	$5.63
Second Quarter	$7.95	$6.81	$7.77	$6.33
Third Quarter	$7.94	$7.00	$9.00	$7.10
Fourth Quarter	$8.39	$7.08	$8.50	$6.60

On March 10, 2017, the closing sale price of the Company’s common stock on the NYSE MKT was $9.51 per share. The approximate number of record holders of our common stock at March 10, 2017 was 791.

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2016, 2015, or 2014. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during 2016. As of December 31, 2016, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$—	$—	$—	$—	$—
Total operating expenses	1,292	1,418	1,518	2,346	1,396
Operating loss	(1,292)	(1,418)	(1,518)	(2,346)	(1,396)
Other income, net of other expenses	4,494	3,724	4,023	10,943	3,862
Income before gain on land sales, non-controlling interest, and taxes	3,202	2,306	2,505	8,597	2,466
Income tax expense	(1,121)	(807)	(946)	(3,063)	(876)
Net income from continuing operations	2,081	1,499	1,559	5,534	1,590
Net loss from discontinued operations	—	—	—	(16)	(69)
Net income	$2,081	$1,499	$1,559	$5,518	$1,521

PER SHARE DATA
Earnings per share—basic
Net income from continuing operations	$0.50	$0.36	$0.37	$1.33	$0.38
Net loss from discontinued operations	—	—	—	—	(0.02)
Net income applicable to common shares	$0.50	$0.36	$0.37	$1.33	$0.36
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share—diluted
Net income from continuing operations	$0.50	$0.36	$0.37	$1.33	$0.38
Net loss from discontinued operations	—	—	—	—	(0.02)
Net income applicable to common shares	$0.50	$0.36	$0.37	$1.33	$0.36
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,214

BALANCE SHEET DATA
Real estate, net	$22,717	$22,717	$25,717	$24,511	$24,511
Notes and interest receivable, net	23,659	24,882	25,635	28,867	25,176
Total assets	86,402	84,304	93,076	93,813	104,379
Notes and interest payables	—	—	10,240	12,357	28,508
Shareholders’ equity	86,379	84,298	82,799	81,240	75,722
Book value per share	20.72	20.22	19.86	19.49	18.17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

●	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

●	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

●	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

●	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

●	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

●	potential liability for uninsured losses and environmental contamination;

●	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

●	the other risk factors identified in this Form 10-K, including those described under the Part I, Item 1A. “Risk Factors”.

The risks included herein are not exhaustive. Other sections of this report, including Part I, Item 1A. Risk Factors, include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

Our primary business is in real estate holdings and investment in mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2016, our land consisted of 131.1 acres of land held subject to sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on over $23.7 million of note receivables due from related parties.

Since April 30, 2011, Pillar is the Company’s external Advisor and Cash Manager under a contractual arrangement that is reviewed annually by our Board of Directors. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. As the contractual Advisor, Pillar is compensated by IOT under an Advisory Agreement. The Company has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement. This Advisory Agreement is more fully described in Part III, Item 10. Directors, Executive Officers and Corporate Governance—The Advisor. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.

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

The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2016, IOT is not the primary beneficiary of a VIE.

The Company does not have any entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary.

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-market” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with ASC 805 “Business Combinations”, and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

ASC 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by the Company’s Board of Directors, or its Executive Committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC 835-20 “Interest - Capitalization of Interest” and ASC 970 “Real Estate—General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Recognition of Revenue

Our revenues are composed largely of interest income on notes receivable.

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the revenue or gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the full revenue recognition sales criteria are met.

Non-performing Notes Receivable

The Company considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest recognition on Notes Receivable

We record interest income as earned in accordance with the terms of the related loan agreements.

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. (See Note 3, below, Notes and Interest Receivable from Related Parties, for details on our notes receivable.)

Fair Value Measurement

The Company applies the guidance in ASC 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

Related parties

We apply ASC 805, Business Combinations, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Contractual Obligations

At December 31, 2016, the Company had no outstanding debt, lease or purchase obligations.

Newly Issued Accounting Pronouncements

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new guidance, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new guidance does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial position and results of operations, if any.

In February 2016, FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. This guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial position and results of operations, if any.

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2016, 2015, and 2014 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

We had a net income applicable to common shares of $2.1 million or $0.50 per diluted earnings per share for the year ended December 31, 2016, compared to a net income applicable to common shares of $1.5 million or $0.36 per diluted earnings per share for the same period ended 2015.

Revenue

Land held subject to a sales contract is our sole operating segment. There was no income generated from this segment for the years ended December 31, 2016 and December 31, 2015.

Expenses

The Company incurred no property operating expenses for the year ended December 31, 2016 compared to property operating expenses of $61,000 for the year ended December 31, 2015. This decrease was primarily due to a decrease in real estate taxes and professional services.

General and administrative expenses were $396,000 for the year ended December 31, 2016. This represents a decrease of $70,000 compared to general and administrative expenses of $466,000 for the year ended December 31, 2015. This decrease was primarily due to a decrease in legal expenses.

Net income fee to related party was $257,000 for the year ended December 31, 2016. This represents an increase of $70,000, as compared to the net income fee of $187,000 for the year ended December 31, 2015. The net income fee paid is calculated at the rate of 7.5% of net income.

Advisory fees were $639,000 for the year ended December 31, 2016. This represents a decrease of $65,000 compared to advisory fees of $704,000 for the year ended December 31, 2015. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $4.5 million for the year ended December 31, 2016. This represents an increase of $0.1 million, compared to interest income of $4.4 million for the year ended December 31, 2015. This increase was primarily due to an increase in amount receivable owed from our Advisor.

The Company incurred no mortgage and loan interest for the year ended December 31, 2016 compared to $652,000 for the year ended December 31, 2015. This decrease was due to the payoff of the mortgages for Mercer Crossing and Propel during 2015. We have no outstanding debt as of December 31, 2016.

Income tax expense was $1.1 million for the year ended December 31, 2016. This represents an increase of $0.3 million as compared to income tax expense of $0.8 million for the year ended December 31, 2015. This increase was due to an increase of $0.9 million in net income before taxes to $3.2 million for the year ended December 31, 2016 from $2.3 million for the year ended December 31, 2015.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

We had net income applicable to common shares of $1.5 million or $0.36 per diluted earnings per share for the year ended December 31, 2015, as compared to net income applicable to common shares of $1.6 million or $0.37 per diluted earnings per share for the same period ended 2014.

Revenue

Land held subject to sales contract is our sole operating segment. There was no income generated from this segment for the year ended December 31, 2015 and December 31, 2014.

Expenses

Property operating expenses were $61,000 for the year ended December 31, 2015. This represents an increase of $11,000, as compared to the prior period property operating expenses of $50,000. This increase was primarily due to an increase in real estate taxes and professional services.

General and administrative expenses were $466,000 for the year ended December 31, 2015. This represents a decrease of $107,000, as compared to the prior period general and administrative expenses of $573,000. This decrease was primarily due to a decrease in legal fees.

Net income fee was $187,000 for the year ended December 31, 2015. This represents a decrease of $16,000, as compared to the prior period net income fee of $203,000. The net income fee paid to Pillar is calculated at the rate of 7.5% of net income.

Advisory fees were $704,000 for the year ended December 31, 2015. This represents an increase of $12,000 compared to the prior period advisory fees of $692,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $4.4 million for the year ended December 31, 2015. This represents a decrease of $0.3 million compared to interest income of $4.7 million in the prior period. This decrease is primarily due to a decrease in the receivable amount owed from our Advisor.

Mortgage and loan interest was $652,000 for the year ended December 31, 2015. This represents a decrease of $54,000 compared to the prior period expense of $706,000. This decrease was due to the payoff of the mortgages for Mercer Crossing and Propel during 2015.

Income tax expense was $0.8 million for the year ended December 31, 2015. This represents a decrease of $0.1 million compared to the prior period income tax expense of $0.9 million. The decrease was due to a decrease of $0.2 million in net income before taxes.

Liquidity and Capital Resources

General

Our principal liquidity needs are:

●	fund normal recurring expenses;

●	meet debt service and principal repayment obligations including balloon payments on maturing debt;

●	fund capital expenditures; and

●	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

●	property operations;

●	proceeds from land and income-producing property sales;

●	collection of mortgage notes receivable;

●	collections of receivables from related companies;

●	refinancing of existing mortgage notes payable; and

●	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock. Management anticipates that our cash as of December 31, 2016, along with cash that will be generated in 2017 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $1,000 and $2,000 as of December 31, 2016 and December 31, 2015, respectively. The decrease was a result of the following increases and decreases in cash flows:

	Year Ended December 31,
	2016	2015	Variance
	(dollars in thousands)
Net cash provided by operating activities	$3,454	$274	$3,180
Net cash provided by (used in) investing activities	(3,455)	9,961	(13,416)
Net cash used in financing activities	—	(10,240)	10,240

The primary source of cash provided by operating activities is from interest income on notes receivable. The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. The increase in cash provided by operating activities was due to more proceeds received on notes receivable in the current period.

The investing activity in the current period was primarily due to proceeds received on notes receivable.

The use of cash from financing activities during 2015 was due to the payoff of debt during the year.

We paid no dividends in 2016, 2015, or 2014. It is unlikely that we will pay any quarterly dividends in 2017.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 None.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Income Opportunity Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. Income Opportunity Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2016 and 2015, and the results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

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

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

Richardson, Texas

March 29, 2017

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	25,485	26,708
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	23,659	24,882
Cash and cash equivalents	1	2
Receivable and accrued interest from related parties	37,768	34,313
Other assets	2,257	2,390
Total assets	$86,402	$84,304

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$23	$6
Total liabilities	23	6
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2016 and 2015	42	42
Treasury stock at cost, 5,461 shares in 2016 and 2015	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	24,421	22,340
Total shareholders’ equity	86,379	84,298
Total liabilities and shareholders’ equity	$86,402	$84,304

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—

Expenses:
Property operating expenses (including $0 ,$10 and $46 for the year ended 2016, 2015 and 2014, respectively, from related parties)	—	61	50
General and administrative (including $213, $240 and $237 for the year ended 2016, 2015 and 2014, respectively, from related parties)	396	466	573
Net income fee to related party	257	187	203
Advisory fee to related party	639	704	692
Total operating expenses	1,292	1,418	1,518
Net operating loss	(1,292)	(1,418)	(1,518)

Other income (expenses):
Interest income from related parties	4,494	4,376	4,729
Mortgage and loan interest	—	(652)	(706)
Total other income	4,494	3,724	4,023

Income before taxes	3,202	2,306	2,505
Income tax expense	(1,121)	(807)	(946)
Net income	$2,081	$1,499	$1,559

Earnings per share—basic and diluted
Net income	$0.50	$0.36	$0.37

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2016

(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2013	$81,240	4,173,675	$42	$(39)	$61,955	$19,282

Net income	1,559	—	—	—	—	1,559
Balance, December 31, 2014	$82,799	4,173,675	$42	$(39)	$61,955	$20,841

Net income	1,499	—	—	—	—	1,499
Balance, December 31, 2015	$84,298	4,173,675	$42	$(39)	$61,955	$22,340

Net income	2,081	—	—	—	—	2,081
Balance, December 31, 2016	$86,379	4,173,675	$42	$(39)	$61,955	$24,421

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$2,081	$1,499	$1,559
Adjustments to reconcile net income applicable to common shares to net cash used in operating activities:
Decrease (increase) in assets:
Accrued interest receivable from related parties	1,223	(1,385)	3,232
Other assets	133	191	(32)
Increase (decrease) in other liabilities	17	(31)	(179)
Net cash (used in) provided by operating activities	3,454	274	4,580

Cash Flow From Investing Activities:
Proceeds from easement transfer	—	3,000	—
Acquisition of land held for development	—	—	(1,202)
Real estate improvements	—	—	(4)
Related party receivables	(3,455)	6,961	(1,253)
Net cash provided by (used in) investing activities	(3,455)	9,961	(2,459)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	—	(10,240)	(2,117)
Net cash used in financing activities	—	(10,240)	(2,117)

Net increase in cash and cash equivalents	(1)	(5)	4
Cash and cash equivalents, beginning of period	2	7	3
Cash and cash equivalents, end of period	$1	$2	$7

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$534	$674
Cash paid for income taxes	$25	$—	$—

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

Certain balances in the 2015 and 2014 presentation have been reclassified to conform to the 2016 presentation.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.

Organization and business. As used herein, the terms “IOT”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas, and its common stock trades on the NYSE MKT under the symbol (“IOT”).

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.1% of the Company’s common stock. Accordingly, IOT’s financial results are consolidated with those of TCI and its subsidiaries. IOT is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with of TCI’s parent American Realty Investors, Inc. (“ARL”) and its ultimate parent, May Realty Holdings, Inc. TCI has no employees.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2016, our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $23.7 million of notes receivable due from related parties.

Basis of presentation. The Company presents it financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2016, IOT was not the primary beneficiary of a VIE.

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.

Real estate, depreciation and impairment. Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—10-40 years; furniture, fixtures and equipment—5-10 years). We continually evaluate the recoverability of the carrying value of our real estate assets using the methodology prescribed in ASC 360, Property, Plant and Equipment. Factors considered by management in evaluating impairment of existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, Real Estate and Accumulated Depreciation are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in each sale transaction under Item 1 Significant Real Estate Acquisitions/Dispositions and Financing. Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt and property operations, remained on the books of the Company. We continue to charge depreciation to expense as a period cost for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 Impairment or Disposal of Long-Lived Assets.

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

Cost Capitalization.     The cost of buildings and improvements includes the purchase price of the property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC 835-20 Interest – Capitalization of Interest and ASC 970 Real Estate - General. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Fair value measurement.    We apply the guidance in ASC 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

Related parties. We apply ASC 805, Business Combinations, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Recognition of revenue.    Our revenues are composed largely of interest income on notes receivable.

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC 360-20, Property, Plant and Equipment—Real Estate Sale. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Non-performing notes receivable.    We consider a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest recognition on notes receivable.    We record interest income as earned in accordance with the terms of the related loan agreements.

Allowance for estimated losses.    We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. (See Note 3, below, Notes and Interest Receivable from Related Parties for details on our notes receivable.)

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings per share.    Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC 620 Earnings Per Share. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

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

Recent Accounting Pronouncements.

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new guidance, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new guidance does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial position and results of operations, if any.

In February 2016, ASU 2016-02 (“ASU 2016-02”), Leases was issued. This guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial position and results of operations, if any.

NOTE 2.	REAL ESTATE

At December 31, 2016 and 2015, our real estate land holdings consisted of 131.1 developable acres of land held subject to a sales contract with a carrying value of $22.7 million at each period end. All of the land is located in Farmers Branch, Texas.

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

All of the Company’s notes receivable are with Unified Housing Foundation, Inc. (“UHF”). UHF is considered a related party to the Company due to our significant investment in the performance of the collateral secured under the notes receivable. As of January 1, 2013, the Company agreed to extend the maturity on the notes receivable from UHF for an additional term of five years for the early termination of the preferred interest rate period. The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%. The notes mature in December 2032 and have interest rates of 12.0%.

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

At December 2016 and 2015, notes and interest receivable from related parties, net of allowances, totaled $23.7 million and $24.9 million, respectively. As of December 31, 2016 and 2015, we recognized interest income of $3.0 million and $2.7 million, respectively, related to these notes. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

Borrower	Maturity Date		Interest Rate	Amount (in 000s)	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12	/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12	/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12	/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon)	12	/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12	/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing)	12	/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge)	12	/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12	/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)	12	/32	12.00%	1,826	Secured
Accrued interest				1,454
Total Performing				$25,485

Allowance for estimated losses				(1,826)
Total				$23,659

All are related party notes.

NOTE 4.	NOTES AND INTEREST PAYABLE

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

The Advisory agreement provides for Pillar or a related party of Pillar to receive fees and cost reimbursements as defined in Part III, Item 10. Directors, Executive Officers and Corporate Governance – The Advisor.  Cost reimbursements are allocated based on the relative market values of the Company’s assets. The Company and Pillar entered into an Advisory Agreement and Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  The fees and cost reimbursements paid to Pillar, TCI and related parties are detailed below (dollars in thousands):

Fees:	2016	2015	2014
Advisory	$639	$704	$692
Net income	257	187	203
Tax sharing agreement	—	—	946
	$896	$891	$1,841

Other Expense:
Cost reimbursements	$213	$240	$237

Revenue:
Interest received	$1,484	$1,636	$1,692

As of December 31, 2016, IOT has notes and interest receivable of $23.7 million due from Unified Housing Foundation, Inc. and recognized interest income of $3.0 million related to these notes receivable. (See details in Part 2, Item 8, above, Note 3. Notes and Interest Receivable from Related Parties.)

The following table reconciles the beginning and ending balances of amounts receivable from related parties as of December 31, 2016 (dollars in thousands):

	TCI	Pillar	Total
Balance, December 31, 2015	$34,313	$—	$34,313
Cash transfers	—	4,209	4,209
Advisory fees	—	(639)	(639)
Net income fee	—	(257)	(257)
Cost reimbursements	—	(213)	(213)
Expenses paid by advisor	—	(33)	(33)
Interest income	1,484	—	1,484
Income tax expense	—	(1,096)	(1,096)
Purchase of obligation	1,971	(1,971)	—
Balance, December 31, 2016	$37,768	$—	$37,768

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%. There were no payments under this agreement in 2016.

NOTE 6.	DIVIDENDS

IOT’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOT’s common stock were declared for 2016, 2015 or 2014. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 7.	INCOME TAXES

For tax periods ending before August 31, 2012, IOT was part of the American Realty Investors, Inc. consolidated federal return. After that date, IOT and the rest of the American Realty Investors, Inc. (ARL) group joined the May Realty Holdings, Inc. (MRHI) consolidated group for tax purposes. The income tax expense for the first part of the 2012 tax period was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT. That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years. For 2016, MRHI, ARL, TCI and IOT had combined net taxable income and IOT recorded a current tax expense of approximately $1.1 million. The expense is calculated based on the amount of losses absorbed by taxable income multiplied by the statutory rate of 35% per the tax sharing and compensating agreements.

Current income tax expense is attributable to (dollars in thousands):

	2016	2015	2014

Income from continuing operations before tax	$3,202	$2,306	$2,505

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate of 35% (dollars in thousands):

	2016	2015	2014

Federal income tax at statutory rate	$1,121	$807	$877
Gain on sale differences	—	1,324	—
Other	115	—	—
Effective income tax rate	35%	35%	35%

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

	2016	2015	2014

Accumulated depreciation and amortization	$—	$—	$(516)
Assets sold for tax, not yet recognized for book	685	685	—
Allowance for loss	639	639	694
Deferred tax asset	1,324	1,324	178
Less valuation allowance	—	—	—
Total deferred tax asset	$1,324	$1,324	$178

For years prior to December 31, 2016, IOT had deferred tax assets of approximately $1.4 million and $0.2 million as of December 31, 2015 and 2014, respectively, on a stand-alone basis.

In 2015, the company used approximately $5.9 million of losses from the ARL consolidated group. In 2014, IOT used approximately $2.7 million of losses from the consolidated group. On a stand-alone basis, there is no NOL carryforward for IOT. However, the Federal Consolidated group for which IOT is a member has a NOL carryforward of approximately $144 million as of December 31, 2016, which is more than sufficient to absorb IOT’s taxable income for 2016. Of the $144 million of NOL carryforward, approximately $2.8 million of it is attributable to IOT under Federal Income tax allocation rules. The alternative minimum tax credit balance is approximately $0.3 million. The credit has no expiration date.

NOTE 8.	OPERATING SEGMENTS

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

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment and equity in partnerships. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative and non-controlling interests. The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are land and other (dollars in thousands):

For the Twelve Months Ended December 31, 2016	Land	Other	Total
Operating revenue	$—	$—	$—
Interest income	—	4,494	4,494
Segment operating income (loss)	$—	$4,494	$4,494
Capital expenditures	—	—	—
Assets	22,717	—	22,717

	Land	Other	Total
For the Twelve Months Ended December 31, 2015
Operating revenue	$—	$—	$—
Operating expenses	(26)	(35)	(61)
Mortgage and loan interest	(652)	—	(652)
Interest income	—	4,376	4,376
Segment operating income (loss)	$(678)	$4,341	$3,663
Capital expenditures	—	—	—
Assets	22,717	—	22,717

	Land	Other	Total
For the Twelve Months Ended December 31, 2014
Operating revenue	$—	$—	$—
Operating expenses	(50)	—	(50)
Mortgage and loan interest	(706)	—	(706)
Interest income	—	4,729	4,729
Segment operating income (loss)	$(756)	$4,729	$3,973
Capital expenditures	—	—	—
Assets	25,717	—	25,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2016	2015	2014
Segment operating income	$4,494	$3,663	$3,973
Other non-segment items of income (expense)
General and administrative	(396)	(466)	(573)
Net income fee	(257)	(187)	(203)
Advisory fee to related party	(639)	(704)	(692)
Income tax expense	(1,121)	(807)	(946)
Net income	$2,081	$1,499	$1,559

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	2016	2015
Segment assets	$22,717	$22,717
Notes and interest receivable	23,659	24,882
Other assets and receivables	40,026	36,705
Total assets	$86,402	$84,304

NOTE 9.	QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2016, 2015 and 2014:

	Three Months Ended 2016
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2016
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	318	342	343	289
Operating loss	(318)	(342)	(343)	(289)
Other income, net of other expenses	1,211	1,085	1,095	1,103
Income before gain on land sales, non-controlling interest, and taxes	893	743	752	814
Income tax expense	—	—	(25)	(1,096)
Net income (loss)	$893	$743	$727	$(282)

PER SHARE DATA
Earnings per share - basic and diluted
Net income (loss) applicable to common shares	$0.21	$0.18	$0.17	$(0.07)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2015
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2015
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	401	352	345	320
Operating loss	(401)	(352)	(345)	(320)
Other income, net of other expenses	955	955	1,025	789
Income before gain on land sales, non-controlling interest, and taxes	554	603	680	469
Income tax expense	—	—	—	(807)
Net income (loss)	$554	$603	$680	$(338)

PER SHARE DATA
Earnings per share—basic and diluted
Net income (loss) applicable to common shares	$0.13	$0.14	$0.16	$(0.08)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2014
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2014
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	390	363	380	385
Operating loss	(390)	(363)	(380)	(385)
Other income, net of other expenses	949	1,058	1,003	1,013
Income before gain on land sales, non-controlling interest, and taxes	559	695	623	628
Income tax expense	—	—	—	(946)
Net income (loss)	$559	$695	$623	$(318)

PER SHARE DATA
Earnings per share—basic and diluted
Net income (loss) applicable to common shares	$0.13	$0.17	$0.15	$(0.08)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

NOTE 10.	COMMITMENTS, CONTINGENCIES AND LIQUIDITY

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

Liquidity

Management anticipates that IOT will generate excess cash from operations in 2017 due to the interest collected from notes receivable. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

NOTE 11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 29, 2017, the date the financial statements were available to be issued, and has determined that there are none to be reported.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate
December 31, 2016

					Gross Amounts at Which
		Initial Cost			Carried at End of Year
	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition and Improvements	Land	Building & Improvements	Total
				(dollars in thousands)
Properties Held for Investment
Land, Farmers Branch, TX	$—	$22,713	$4	$—	$22,713	$4	$22,717

	$—	$22,713	$4	$—	$22,713	$4	$22,717

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate
For the Years Ended December 31,

	2016	2015	2014
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1	$22,717	$25,717	$24,511
Additions
Acquisitions and improvements	—	—	1,206
Deductions
Sale of real estate	—	(3,000)	—
Balance at December 31	$22,717	$22,717	$25,717

At December 31, 2016, our real estate consisted of 131.1 acres of land held subject to sales contract. There was no accumulated depreciation associated with this asset.

Schedule IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable
December 31, 2016

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Unified Housing Foundation, Inc. (Echo Station/UH of Temple, LLC)	12.00%	12/32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	8,836	6,368	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin, LLC)	12.00%	12/32	Excess cash flow	13,621	3,300	2,653	—
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge , LLC)	12.00%	12/32	Excess cash flow	18,641	2,427	1,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing, LLC)	12.00%	12/32	Excess cash flow	11,544	2,409	1,936	—
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	22,984	5,587	4,491	—
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell, LLC)	12.00%	12/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,398	2,019	1,826	—
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	2,189	2,000	—

						$24,031
			Interest receivable			1,454
			Allowance for estimated losses			(1,826)
						$23,659

Schedule IV (continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Mortgage Loans Receivable
For the Years Ended December 31,

	2016	2015	2014
	(dollars in thousands)

Balance at January 1,	$26,708	$27,461	$30,693
Additions
Increase of interest receivable on mortgage loans	3,011	2,738	3,037
Deductions
Amounts received	(4,234)	(3,491)	(6,269)
Balance at December 31,	$25,485	$26,708	$27,461

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board’s objective that a majority of the Board will consist of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence that conform to, or are more exacting than, independence requirements of the New York Stock Exchange listing rules. The independence guidelines are set forth in the Company’s “Corporate Governance Guidelines”. The text of this document has been posted on the Company’s internet website at www.incomeopp-realty.com and is available in print to any stockholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

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

Directors

The current Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company or its current advisor, Pillar, their principal occupations, business experience and Directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a Director, means that the Director is an officer, Director or employee of Pillar, or an officer of the Company, or an officer or Director of a related party of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company, nor a Director, officer or employee of Pillar (but may be a Director of the Company), although the Company may have certain business or professional relationships with such Director as discussed in Item 13. Certain Relationships and Related Transactions and Director Independence.

HENRY A. BUTLER , age 66, Director, Affiliated, since February 2011 and Chairman of the Board since May 2011

Mr. Butler has served as Vice President Land Sales for Pillar Income Asset Management, LLC since April 2011, and its predecessor, Prime Income Asset Management, LLC from July 2003 to April 2011. Mr. Butler has been a Director of the Company since February 2011 and Chairman of the Board since May 2011. He has also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL and Chairman of the Board since May 2009 and a Director since December 2001 of TCI.

ROBERT A. JAKUSZEWSKI , age 54, Director, Independent, since March 2004.

Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since March 2004. He has also been a Director of ARL since November 2005 and a Director of TCI since November 2005.

TED R. MUNSELLE , age 61, Director, Independent, since May 2009

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since May 2009. He has also served as Director of ARL since February 2004 and Director of TCI since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOT has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. Mr. Munselle is a Certified Public Accountant.

RAYMOND R. ROBERTS, SR ., age 84, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held six meetings during 2016. For such year, no incumbent Director attended fewer than 83% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the periods that he or she served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the stockholders of the Company, and the Board and Committee meetings of which he or she is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. All members of the Audit Committee meet the experience requirements of the listing standards of the NYSE MKT. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met five times in 2016.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices related to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director's independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Messrs. Jakuszewski, Munselle and Roberts (Chairman). All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met twice in 2016.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Messrs. Jakuszewski (Chairman), Munselle and Roberts. All of the members of the Committee are independent within the meaning of the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met twice in 2016.

 The members of the Board of Directors on the date of this report and the Committees of the Board on which they serve, are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Raymond R. Roberts, Sr.	X	X	Chair
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

The day following the annual meeting of stockholders held December 7, 2016 representing all stockholders of record dated November 1, 2016, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2017.

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

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence on March 8, 2016. During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between Directors or their related parties and members of the Company’s senior management or their related parties. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

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

DANIEL J. MOOS, 66

Mr. Moos has served as President since April 2007 and Chief Executive Officer since March 2010 of IOT, ARL and TCI. Mr. Moos has also served as Prime’s President since April 2007, Secretary since June 2011 and Treasurer since October 2013. He has also served as a Director since December 2016, President since December 2010, Chief Executive Officer since March 2011 and Treasurer since October 2013 of Pillar.

GENE S. BERTCHER, 68

Mr. Bertcher has served as Executive Vice President since February 2008, Chief Financial Officer since May 2008 and Treasurer since October 2013 of IOT, ARL and TCI. Mr. Bertcher has also served in the following capacities for New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the NYSE: Director since June 1999, Chairman of the Board since December 2006, Chief Executive Officer since December 2006, President since November 2004, Chief Financial Officer since November 1989, Treasurer since November 1989 and Secretary since October 2012. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant.

 LOUIS J. CORNA, 69

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary since February 2004 of IOT, ARL and TCI. He has also been Executive Vice President-Tax since April 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

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

Compliance with Section 16(a) of Reporting Requirements

Section 16(a) under the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers and any persons holding 10% or more of the Company’s shares of Common Stock are required to report their ownership of the Company’s shares of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) on specified report forms. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during each fiscal year. The Company believes that all of these filing requirements were satisfied by the Company’s Directors and executive officers and holders of more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2016. In making these statements, the Company has relied upon the written representations of its Directors and executive officers and the holders of 10% or more of the Company’s Common Stock and copies of the reports that each has filed with the SEC.

The Advisor

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as The May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOT’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOT under an Advisory Agreement. IOT has no employees. Employees of Pillar render services to IOT in accordance with the terms of the Advisory Agreement.

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

As Advisor, Pillar is a fiduciary of IOT’s public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. (See Part III, Item 13, below, Certain Relationships and Related Transactions, and Director Independence.)

Pillar may assign the Advisory Agreement only with the prior consent of IOT.

As of March 29, 2017, the principal officers and directors of Pillar are set forth below:

Name	Directors/Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer, Director
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Mickey N. Phillips	Director

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

Real Estate Brokerage

Regis also provides real estate brokerage services to the Company on a non-exclusive basis, and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid:

(1)	a maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis;

(2)	a maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3.0% is to be paid to Regis;

(3)	a maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2.0% is to be paid to Regis; and,

(4)	a maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis.

Tax Sharing Agreement

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%. There were no payments under this agreement in 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers (who are also officers of ARL and TCI), are employees of Pillar or TCI and are compensated by Pillar or TCI. Most of such executive officers perform a variety of services for Pillar, and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. (See Part III, Item 10, above, Directors, Executive Officers and Corporate Governance, for a more detailed discussion of compensation payable to Pillar by IOT.)

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

During 2016, $17,149 was paid to the non-employee Directors in total Directors’ fees. Those fees received by Directors were Robert A. Jakuszewski $5,000; Ted R. Munselle $5,500; Raymond D. Roberts, Sr. $2,482; and, Sharon Hunt, a director who resigned in May 2016, $4,167.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 29, 2017.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,381,270	81.12%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 29, 2017:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**
Gene S. Bertcher	3,381,270	(1)	81.12%
Henry A. Butler	3,381,270	(1)	81.12%
Louis J. Corna	3,381,270	(1)	81.12%
Robert A. Jakuszewski	3,381,270	(1)	81.12%
Daniel J. Moos	3,381,270	(1)	81.12%
Ted R. Munselle	3,381,270	(1)	81.12%
Raymond R. Roberts, Sr.	3,381,270	(1)	81.12%
All Directors and executive officers as a group (7 people)	3,381,270	(1)	81.12%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 29, 2017.
(1)	Includes 3,381,270 shares owned by TCI of which the Directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as Directors and executive officers. Each of the current Directors (Messrs. Butler, Munselle, Jakuszewski and.Roberts) and executive officers (Messrs. Moos, Bertcher, and Corna) of TCI disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

IOT is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%. There were no payments under this agreement in 2016, nor in 2015 . IOT paid TCI $0.9 million in 2014 for the tax sharing agreement.

Messrs. Daniel J. Moos and Louis J. Corna are employed by Pillar. Messrs. Moos and Corna are executive officers of the Company, and also serve as executive officers of ARL and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Messrs. Jakuszewski, Munselle and Roberts serve as Directors of ARL, and TCI and owe fiduciary duties to TCI and ARL as well as the Company, under applicable law. Mr. Bertcher is an officer, Director and employee of NCE and also serves as an officer of ARL and TCI. As such, he owes fiduciary duties to those entities as well as the Company under applicable law.

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

At December 31, 2016, TCI owned 3,381,270 shares of Common Stock of IOT (approximately 81.1%).  From time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms, are unsecured and have been reflected in the Company’s financial statements as receivables from or payables to related parties.  Such advances bear interest at 1% above the prime rate. During 2016, the Company received interest of $0.7 million from Pillar related to the advances to date.

In 2016, pursuant to the Advisory fee agreement, the Company paid Pillar $0.6 million in advisory fees and $0.2 million in cost reimbursements. The Company also paid Pillar $0.3 million in net income fees.

As of December 31, 2016, the Company had notes and interest receivables of $25.5 million due from related parties. (See, Note 3. Notes and Interest Receivable). During the current period, IOT recognized $1.5 million of interest income from these related party notes receivables.

Sales to TCI, have previously been reflected at the fair value sales price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those asset sales, in the prior year, to reflect a sales price equal to the cost basis in the asset at the time of the sale. The related party payables from TCI were reduced for the lower asset price.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2016 and 2015 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

	2016	2015
Types of Fees

Audit Fees	$60,551	$54,263
Total	$60,551	$54,263

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid during 2015 and 2016 were for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagements.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate IOT’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2016 and 2015 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

Under the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the rules of the Securities and Exchange Commission, the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SOX Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with Directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent Directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SOX Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

●	Report of Independent Certified Public Accountants

●	Consolidated Balance Sheets—December 31, 2016 and 2015

●	Consolidated Statements of Operations—years ended December 31, 2016, 2015 and 2014

●	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2016, 2015 and 2014

●	Consolidated Statements of Cash Flows—years ended December 31, 2016, 2015 and 2014

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

●	Schedule III—Real Estate and Cumulative Depreciation

●	Schedule IV—Mortgage Loans on Real Estate

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

Dated: March 29, 2017

By:	/ s/ Gene S. Bertcher
Gene S. Bertcher,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER Henry A. Butler	Director	March 29, 2017

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 29, 2017

/S/ RAYMOND R. ROBERTS, SR. Raymond R. Roberts	Director	March 29, 2017

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 29, 2017

/S/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2017

/S/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2017

50