Form 10-Q
period 2017-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2017-05-15
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 15, 2017)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	24,742	25,485
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	22,916	23,659
Cash and cash equivalents	4	1
Receivable and accrued interest from related parties	39,255	37,768
Other assets	2,257	2,257
Total assets	$87,149	$86,402

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$33	$23
Total liabilities	33	23
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2017 and 2016	42	42
Treasury stock at cost, 5,461 shares in 2017 and 2016	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	25,158	24,421
Total shareholders’ equity	87,116	86,379
Total liabilities and shareholders’ equity	$87,149	$86,402

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2017	2016
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—

Expenses:
Property operating expenses (including $0 and $0 for the three months ended 2017 and 2016, respectively, from related parties)	—	—
General and administrative (including $54 and $43 for the three months ended 2017 and 2016, respectively, from related parties)	130	93
Net income fee to related party	60	72
Advisory fee to related party	162	153
Total operating expenses	352	318
Net operating loss	(352)	(318)

Other income (expenses):
Interest income from related parties	1,089	1,208
Other Income	—	3
Total other income	1,089	1,211

Income before taxes	737	893
Income tax expense	—	—

Net income	$737	$893

Earnings per share - basic and diluted
Net income	$0.18	$0.21

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2017
(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2016	$86,379	4,173,675	$42	$(39)	$61,955	$24,421
Net income	737	—	—	—	—	737
Balance, March 31, 2017	$87,116	4,173,675	$42	$(39)	$61,955	$25,158

 The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Threee Months Ended
	March 31,
	2017	2016
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$737	$893
Adjustments to reconcile net income applicable to common shares to net cash used in operating activities:
Decrease (increase) in assets:
Accrued interest receivable from related parties	743	1,838
Increase (decrease) in other liabilities	10	(1)
Net cash provided by operating activities	1,490	2,730

Cash Flow From Investing Activities:
Related party receivables	(1,487)	(2,731)
Net cash provided by (used in) investing activities	(1,487)	(2,731)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	—	—
Net cash used in financing activities	—	—

Net increase in cash and cash equivalents	3	(1)
Cash and cash equivalents, beginning of period	1	2
Cash and cash equivalents, end of period	$4	$1

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At March 31, 2017, our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $22.9 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2016, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain 2016 Consolidated Financial Statement amounts have been reclassified to conform to the 2017 presentation.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of March 31, 2017, IOT was not the primary beneficiary of a VIE.

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

Real Estate Held For Sale

We periodically classify real estate assets as “held for sale”. An asset is classified as held for sale after the approval of our Board of Directors, after an active program to sell the asset has commenced and if the sale is probable. One of the deciding factors in determining whether a sale is probable is whether a firm purchase commitment is obtained and whether the sale is probable within the year. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision that the sale is no longer probable, the asset is classified as an operating asset and depreciation expense is reinstated.

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

NOTE 2. REAL ESTATE ACTIVITY

As of March 31, 2017, our real estate land holdings consisted of 131.1 acres of developable land, located in Farmers Branch, Texas, held subject to a sales contract. In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the noted is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.

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

At March 31, 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $22.9 million. As of March 31, 2017, we recognized interest income of $0.7 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	Secured
Accrued interest			711
Total Performing			$24,742

Allowance for doubtful accounts			(1,826)
Total			$22,916

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

NOTE 5. RECEIVABLE FROM AND PAYABLE TO RELATED PARTIES

From time to time, IOT and its related parties have made unsecured advances to each other which include transactions involving the purchase, sale, and financing of property. In addition, we have a cash management agreement with our Advisor. The agreement provides for excess cash to be invested in and managed by our Advisor, Pillar, a related party. The table below reflects the various transactions between IOT, Pillar, and TCI (dollars in thousands): [to be updated]

	TCI	Pillar	Total
Balance, December 31, 2016	$37,768	$—	$37,768
Cash transfers	—	1,386	1,386
Advisory fees	—	(162)	(162)
Net income fee	—	(60)	(60)
Cost reimbursements	—	(54)	(54)
Expenses paid by advisor	—	(1)	(1)
Interest income	378	—	378
Purchase of obligation	—	—	—
Balance, March 31, 2017	$37,768	$1,109	$39,255

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

Presented below is the operating segment information for the three months ended March 31, 2017 and 2016 (dollars in thousands):

For the Three Months Ended March 31, 2017	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income	—	1,089	1,089
Segment operating income (loss)	$—	$1,089	$1,089

Real estate assets	—	—	—

For the Three Months Ended March 31, 2016	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income	—	1,208	1,208
Segment operating income (loss)	$—	$1,208	$1,208

Real estate assets	$22,717	$—	$22,717

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Segment operating income	$1,089	$1,208
Other non-segment items of income (expense)
General and administrative	(130)	(93)
Net income fee	(60)	(72)
Advisory fee to related party	(162)	(153)
Other income	—	3
Net income from continuing operations	$737	$893

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	March 31,
	2017	2016
Real estate assets	$22,717	$22,717
Notes and interest receivable	22,916	23,044
Other assets	41,516	39,435
Total assets	$87,149	$85,196

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation. The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2017, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of March 31, 2017, we owned 131.1 developable acres of land held subject to a sales contract, located in Texas. We have no employees.

Our primary source of revenue is from the interest income on approximately $24.7 million of notes receivable due from related parties.

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

Related Parties

We apply ASC Topic 805, “Business Combinations,” to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2017 and 2016, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held subject to a sales contract. Our operating expenses consists mainly of general and administration costs related to the Company.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

We had net income of $737,000 or $0.18 per diluted earnings per share for the three months ended March 31, 2017, compared to net income of $893,000 or $0.21 per diluted earnings per share for the same period ended 2016.

Revenues

Land held subject to a sales contract is our sole operating segment. There was no income generated from this segment for the three months ended March 31, 2017, nor for the prior period ended March 31, 2016.

Expenses

There were no property operating expenses for the three months ended March 31, 2017, as there were no property operating expenses during the prior period.

General and administrative expenses were $130,000 for the three months ended March 31, 2017. This represents an increase of $37,000, as compared to the prior period general and administrative expenses of $93,000. This increase was primarily due to an increase in regular audit and tax fees and an increase in the administration expense paid to a related party.

Advisory fees were $162,000 for the three months ended March 31, 2017. This represents an increase of $9,000, as compared to the prior period advisory fees of $153,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee decreased $12,000 for the three months ended March 31, 2017 to $60,000, compared to $72,000 during the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $1.1 million for the three months ended March 31, 2017. This represents a decrease of $119,000 as compared to interest income of $1.2 million for the three months ended March 31, 2016.

The Company did not pay any mortgage and loan interest for the three months ending March 31, 2017, which is the same occurrence as during the prior period.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	March 31,
	2017	2016	Variance

Net cash provided by operating activities	$1,490	$2,730	$(1,240)
Net cash used in investing activities	$(1,487)	$(2,731)	$1,244
Net cash used in financing activities	$—	$—	$—

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

We did not pay quarterly dividends in 2017 or 2016.

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

Tax Matters

IOT is a member of the MRHI consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. ("ARL"), Transcontinental Realty Investors, Inc. (“TCI”), and IOT.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has taxable income for the first three months of 2017 on a stand-alone basis. This taxable income will be offset by the sharing of NOLs from the MRHI consolidated group.

At March 31 2017, IOT had a net deferred tax asset of approximately $1.3 million due to tax deductions available to the Company on a stand-alone basis in future years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2017 the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first quarter of 2017. As of March 31, 2017, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 15, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)