Form 10-Q
period 2017-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2017-08-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒  Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☒  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐  Yes      ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 14, 2017)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	16,887	25,485
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	15,061	23,659

Cash and cash equivalents	—	1
Receivable and accrued interest from related parties	48,308	37,768
Other assets	2,049	2,257
Total assets	$88,135	$86,402

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$10	$23
Total liabilities	10	23
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2017 and 2016	42	42
Treasury stock at cost, 5,461 shares in 2017 and 2016	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	26,167	24,421
Total shareholders' equity	88,125	86,379
Total liabilities and shareholders' equity	$88,135	$86,402

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—	$—

Expenses:
Property operating expenses	—	—	—	—
General and administrative (including $57 and $47 for the three months and $111 and $90 for the six months ended 2017 and 2016, respectively, from related parties)	119	128	249	221
Net income fee to related party	77	54	137	126
Advisory fee to related party	164	160	326	313
Total operating expenses	360	342	712	660
Net operating loss	(360)	(342)	(712)	(660)

Other income:
Interest income from related parties	1,119	1,085	2,208	2,293
Other Income	250	—	250	3
Total other income	1,369	1,085	2,458	2,296
Net income	$1,009	$743	$1,746	$1,636

Earnings per share - basic and diluted
Net income	$0.24	$0.18	$0.42	$0.39

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017

(dollars in thousands)

(Unaudited)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2016	$86,379	4,173,675	$42	$(39)	$61,955	$24,421

Net income	1,746	—	—	—	—	1,746
Balance, June 30, 2017	$88,125	4,173,675	$42	$(39)	$61,955	$26,167

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$1,746	$1,636
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Increase in assets:
Notes and accrued interest receivable from related parties	1,453	1,119
Other assets	208	133
Increase (decrease) in other liabilities	(13)	17
Net cash provided by operating activities	3,394	2,905

Cash Flow From Investing Activities:
Proceeds received on notes receivable	7,145	—
Related party receivables	(10,540)	(2,906)
Net cash used in investing activities	(3,395)	(2,906)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	—	—
Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	(1)	(1)
Cash and cash equivalents, beginning of period	1	2
Cash and cash equivalents, end of period	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “IOR”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company is headquartered in Dallas, Texas, and its common stock trades on the NYSE MKT. In June 2017, the Company changed its trading symbol from (“IOT”) to (“IOR”).

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.1% of the Company’s common stock. Effective July 17, 2009, IOR’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries. IOR is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL and its ultimate parent, May Realty Holdings, Inc. (“MRHI”). We have no employees.

IOR invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate. Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager. Although the Board of Directors is directly responsible for managing the affairs of IOR, and for setting the policies which guide it, the day-to-day operations of IOR are performed by Pillar, as the contractual Advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with IOR’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to TCI and ARL.

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At June 30, 2017, our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $15.1 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of June 30, 2017, IOR was not the primary beneficiary of a VIE.

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

NOTE 2. REAL ESTATE ACTIVITY

As of June 30, 2017, our real estate land holdings consisted of 131.1 acres of developable land, located in Farmers Branch, Texas, held subject to a sales contract. In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the noted is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.

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

IOR received proceeds of $7.1 million from the payoff of two of the notes receivable during the second quarter of 2017.

At June 30, 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $15.1 million. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	Secured
Accrued interest			—
Total Performing			$16,887

Allowance for doubtful accounts			(1,826)
Total			$15,061

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

NOTE 5. RECEIVABLE FROM AND PAYABLE TO RELATED PARTIES

From time to time, IOR and its related parties have made unsecured advances to each other which include transactions involving the purchase, sale, and financing of property. In addition, we have a cash management agreement with our Advisor. The agreement provides for excess cash to be invested in and managed by our Advisor, Pillar, a related party. The table below reflects the various transactions between IOR, Pillar, and TCI (dollars in thousands):

	TCI	Pillar	Total
Balance, December 31, 2016	$37,768	$—	$37,768
Cash transfers	—	10,131	10,131
Advisory fees	—	(326)	(326)
Net income fee	—	(137)	(137)
Cost reimbursements	—	(111)	(111)
Expenses paid by advisor	—	207	207
Interest income	776	—	776
Deferred tax asset	—	—	—
Purchase of obligation	9,764	(9,764)	—
Property transfers	—	—	—
Balance, June 30, 2017	$48,308	$—	$48,308

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

Presented below is the operating segment information for the three months ended June 30, 2017 and 2016 (dollars in thousands):

For the Three Months Ended June 30, 2017	Land	Other	Total
Interest income		1,119	1,119
Segment operating income	$—	$1,119	$1,119
Real estate assets	$22,717	$—	$22,717

For the Three Months Ended June 30, 2016	Land	Other	Total
Interest income	—	1,085	1,086
Segment operating income	$—	$1,085	$1,086
Real estate assets	$22,717	$—	$22,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	June 30,
	2017	2016
Segment operating income	$1,119	$1,085
Other non-segment items of income (expense)
General and administrative	(119)	(128)
Net income fee	(77)	(54)
Advisory fee to related party	(164)	(160)
Other income	250	—
Net income from continuing operations	$1,009	$743

Presented below is the operating segment information for the six months ended June 30, 2017 and 2016 (dollars in thousands):

For the Six Months Ended June 30, 2017	Land	Other	Total
Rental and other property revenues			$—
Property operating expenses			—
Mortgage and loan interest			—
Interest income from related parties		2,208	2,208
Segment operating income (loss)	$—	$2,208	$2,208
Real estate assets	$22,717	$—	$22,717

For the Six Months Ended June 30, 2016	Land	Other	Total
Rental and other property revenues			$—
Property operating expenses			$—
Mortgage and loan interest			$—
Interest income from related parties		2,293	$2,293
Segment operating income (loss)	$—	$2,293	$2,293
Real estate assets	$22,717	$—	$22,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Segment operating income	$2,208	$2,293
Other non-segment items of income (expense)
General and administrative	(249)	(221)
Net income fee to related party	(137)	(126)
Advisory fee to related party	(326)	(313)
Other income	250	3
Net income from continuing operations	$1,746	$1,636

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of June 30,
	2017	2016
Real estate assets	$22,717	$22,717
Notes and interest receivable	15,061	23,763
Other assets	50,357	39,477
Total assets	$88,135	$85,957

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation. The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2017, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of June 30, 2017, we owned 131.1 developable acres of land held subject to a sales contract, located in Texas. We have no employees.

Our primary source of revenue is from the interest income on approximately $16.9 million of notes receivable due from related parties.

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

Pillar is the Company’s external Advisor and Cash Manager. Although the Board of Directors is directly responsible for managing the affairs of IOR, and for setting the policies which guide it, the day-to-day operations of IOR are performed by Pillar, as the contractual Advisor, under the supervision of the Board. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with IOR’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to TCI and ARL.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the six months ended June 30, 2017 and 2016, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held subject to a sales contract. Our operating expenses consist mainly of general and administration costs related to the Company.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended June 30, 2017 to the same period ended 2016:

We had net income of $1.0 million or $0.24 per diluted share for the three months ended June 30, 2017, as compared to net income of $0.7 million or $0.18 per diluted share for the same period ended 2016.

Revenues

Land held subject to a sales contract is our sole operating segment. There was no income generated from this segment for the three months ended June 30, 2017 nor for the prior period ended 2016.

Expenses

General and administrative expenses were $119,000 for the three months ended June 30, 2017. This represents a decrease of $9,000, as compared to the prior period general and administrative expenses of $128,000. This decrease was primarily due to a decrease in legal fees and cost reimbursements to our Advisor.

Advisory fees were $164,000 for the three months ended June 30, 2017 compared to $160,000 for the same period of 2016 for an increase of $4,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party increased $23,000 to $77,000 for the three months ended June 30, 2017 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income remained constant at $1.1 million for the three months ended June 30, 2017 and 2016.

Comparison of the six months ended June 30, 2017 to the same period ended 2016:

We had net income of $1.7 million or $0.42 earnings per diluted share for the six months ended June 30, 2017 compared to net income of $1.6 million or $0.39 earnings per diluted share for the same period in 2016.

Revenues

Land held for development or sale is our sole operating segment. There was no income generated from this segment for the six months ended June 30, 2017 and 2016.

Expenses

There were no property operating expenses for the six months ended June 30, 2017 as well as in the prior period.

General and administrative expenses were $249,000 for the six months ended June 30, 2017 compared to $221,000 for the prior period for an increase of $28,000. The increase was primarily due to an increase in professional fees.

Advisory fees were $326,000 for the six months ended June 30, 2017 compared to $313,000 for the same period of 2016 for an increase of $13,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party increased $11,000 for the six months ended June 30, 2017 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $2.2 million for the six months ended June 30, 2017. This represents a decrease of $0.1 million as compared to interest income of $2.3 million for the six months ended June 30, 2016.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	June 30,
	2017	2016	Variance
Net cash provided by operating activities	$3,394	$2,905	$7,634
Net cash used in investing activities	(3,.395)	(2,906)	(7,634)
Net cash used in financing activities	—	—	—

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

Tax Matters

IOR is a member of the May Realty Holdings, Inc. consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between ARL, TCI and IOR.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the first six months of 2017 on a stand-alone basis. This taxable income will be offset by the sharing of NOLs from the MRHI consolidated group.

At June 30, 2017, IOR had a net deferred tax asset of approximately $1.3 million due to tax deductions available to the Company on a stand-alone basis in future years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2017, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the second quarter of 2017. As of June 30, 2017, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

ITEM 6.	EXHIBITS

The following documents are filed herewith as exhibits or incorporated by reference as indicated:

Exhibit Number	Description

3.0	Articles of Incorporation of Income Opportunity Realty Investors, Inc., (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4, dated February 12, 1996).

3.1	Bylaws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix D to the Registrant’s Registration Statement on Forms S-4 dated February 12, 1996).

10.	Advisory Agreement dated as of April 30, 2011 between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current on Form 10-Q for event of May 2, 2011).

10.4	Loan Purchase Agreement (without exhibits), dated as of June 7, 2013 between IORI Operating Inc. and BDF TCI Mercer III, LLC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 14, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

