Form 10-Q
period 2017-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2017-11-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-14784

  \

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at November 14, 2017)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	15,403	25,485
Less allowance for doubtful accounts	(1,826)	(1,826)
Total notes and interest receivable	13,577	23,659

Cash and cash equivalents	4	1
Receivable and accrued interest from related parties	50,391	37,768
Other assets	2,049	2,257
Total assets	$88,738	$86,402

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$—	$23
Total liabilities	—	23

Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2017 and 2016	42	42
Treasury stock at cost, 5,461 shares in 2017 and 2016	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	26,780	24,421
Total shareholders’ equity	88,738	86,379
Total liabilities and shareholders’ equity	$88,738	$86,402

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—	$—

Expenses:
General and administrative (including $63 and $47 for the three months and $174 and $127 for the nine months ended 2017 and 2016, respectively, from related parties)	93	114	342	333
Net income fee to related party	53	67	189	193
Advisory fee to related party	166	162	493	475
Total operating expenses	312	343	1,024	1,001
Net operating loss	(312)	(343)	(1,024)	(1,001)

Other income:
Interest income from related parties	924	1,095	3,133	3,389
Other Income	—	—	250	—
Total other income	924	1,095	3,383	3,389
Net income	$612	$752	$2,359	$2,388

Earnings per share - basic and diluted
Net income	$0.15	$0.18	$0.57	$0.57

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017

(dollars in thousands)

(Unaudited)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2016	$86,379	4,173,675	$42	$(39)	$61,955	$24,421

Net income	2,359	—	—	—	—	2,359
Balance, September 30, 2017	$88,738	4,173,675	$42	$(39)	$61,955	$26,780

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$2,359	$2,388
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in assets:
Notes and accrued interest receivable from related parties	10,082	1,951
Other assets	208	133
Decrease in other liabilities	(23)	—
Net cash provided by operating activities	12,626	4,472

Cash Flow From Investing Activities:
Related party receivables	(12,623)	(4,473)
Net cash used in investing activities	(12,623)	(4,473)

Cash Flow From Financing Activities:
Payments on notes payable to related parties	—	—
Net cash used in financing activities	—	—

Net change in cash and cash equivalents	3	(1)
Cash and cash equivalents, beginning of period	1	2
Cash and cash equivalents, end of period	$4	$1

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At September 30, 2017, our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $15.4 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of September 30, 2017, IOR was not the primary beneficiary of a VIE.

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

NOTE 2. REAL ESTATE ACTIVITY

As of September 30, 2017, our real estate land holdings consisted of 131.1 acres of developable land, located in Farmers Branch, Texas, held subject to a sales contract. In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the noted is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.

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

At September 30, 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $13.6 million. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)	12/32	12.00%	1,826	Secured
Accrued interest			452
Total Performing			$15,403

Allowance for doubtful accounts			(1,826)
Total			$13,577

All are related party notes.

NOTE 4. RECEIVABLE FROM AND PAYABLE TO RELATED PARTIES

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

	TCI	Pillar	Total
Balance, December 31, 2016	$37,768	$—	$37,768
Cash transfers	—	12,628	12,628
Advisory fees	—	(493)	(493)
Net income fee	—	(189)	(189)
Cost reimbursements	—	(174)	(174)
Expenses paid by advisor	—	203	203
Interest income	648	—	648
Deferred tax asset	—	—	—
Purchase of obligation	11,975	(11,975)	—
Balance, September 30, 2017	$50,391	$—	$50,391

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

NOTE 5. OPERATING SEGMENTS

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

Other income is not reflected in the segment income. Expenses that are not reflected in the segments are advisory and net income fees, general and administrative and income taxes. The segment labeled as “Other” consists of revenue related to the notes receivable.

Presented below is the operating segment information for the three months ended September 30, 2017 and 2016 (dollars in thousands):

For the Three Months Ended September 30, 2017	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income		924	924
Segment operating income (loss)	$—	$924	$924

Real estate assets	$22,717	$—	$22,717

For the Three Months Ended September 30, 2016	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income	—	1,095	1,095
Segment operating income (loss)	$—	$1,095	$1,095

Real estate assets	$22,717	$—	$22,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	September 30,
	2017	2016
Segment operating income	$924	$1,095
Other non-segment items of income (expense):
General and administrative	(93)	(114)
Net income fee	(53)	(67)
Advisory fee to related party	(166)	(162)
Net income	$612	$752

Presented below is the operating segment information for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

For the Nine Months Ended September 30, 2017	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Interest income from related parties	—	3,133	3,133
Segment operating income	$—	$3,133	$3,133

Real estate assets	$22,717	$—	$22,717

For the Nine Months Ended September 30, 2016	Land	Other	Total
Rental and other property revenues	$—	$—	$—
Interest income from related parties	—	3,389	3,389
Segment operating income	$—	$3,389	$3,389

Real estate assets	$22,717	$—	$22,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Segment operating income	$3,133	$3,389
Other non-segment items of income (expense)
General and administrative	(342)	(333)
Net income fee to related party	(189)	(193)
Advisory fee to related party	(493)	(475)
Other income	250	—
Net income from continuing operations	$2,359	$2,388

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of September 30,
	2017	2016
Real estate assets	$22,717	$22,717
Notes and interest receivable	13,577	22,931
Other assets	52,444	41,044
Total assets	$88,738	$86,692

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation. The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

NOTE 7. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2017, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 14, 2017, which is the date on which the Consolidated Financial Statements were available to be issued.

The Company has determined that there are no subsequent events to be reported.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of September 30, 2017, we owned 131.1 developable acres of land held subject to a sales contract, located in Texas. We have no employees.

Our primary source of revenue is from the interest income on approximately $15.4 million of notes receivable due from related parties.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate – General.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We cease capitalization when a building is considered substantially complete and ready for its intended use, but no later than one year from the cessation of major construction activity.

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

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale.” The specific timing of a sale is measured against various criteria in ASC Topic 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures” and include three levels defined as follows:

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the nine months ended September 30, 2017 and 2016, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held subject to a sales contract. Our operating expenses consist mainly of general and administration costs related to the Company.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended September 30, 2017 to the same period ended 2016:

We had net income of $0.6 million or $0.15 per diluted share for the three months ended September 30, 2017 compared to net income of $0.8 million or $0.18 per diluted share for the same period ended 2016.

Revenues

Land held subject to a sales contract is our sole operating segment. There was no income generated from this segment for the three months ended September 30, 2017 and 2016.

Expenses

General and administrative expenses were $93,000 for the three months ended September 30, 2017. This represents a decrease of $21,000 compared to the prior period general and administrative expenses of $114,000.

Advisory fees were $166,000 for the three months ended September 30, 2017 compared to $162,000 for the same period of 2016 for an increase of $4,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party decreased $14,000 to $53,000 for the three months ended September 30, 2017 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income decreased to $0.9 million for the three months ended September 30, 2017 compared to $1.1 million for the same period of 2016.  The decrease of $0.2 million was due primarily to the payoff, during 2017, of notes receivable related to three income-producing properties sold in a prior year.

Comparison of the nine months ended September 30, 2017 to the same period ended 2016:

We had net income of $2.4 million or $0.57 earnings per diluted share for each of the nine months ended September 30, 2017 and 2016.

Revenues

Land held for development or sale is our sole operating segment. There was no income generated from this segment for the nine months ended September 30, 2017 and 2016.

Expenses

General and administrative expenses were $342,000 for the nine months ended September 30, 2017 compared to $333,000 for the prior period for an increase of $9,000.

Advisory fees were $493,000 for the nine months ended September 30, 2017 compared to $475,000 for the same period of 2016 for an increase of $18,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party decreased $4,000 to $189,000 for the nine months ended September 30, 2017 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $3.1 million for the nine months ended September 30, 2017 compared to $3.4 million for the nine months ended September 30, 2016.  The decrease of $0.3 million was due primarily to the payoff, during 2017, of notes receivable related to three income-producing properties sold in a prior year.

Liquidity and Capital Resources

General

Our principal liquidity needs are:

●	meet debt service requirements including balloon payments;

●	fund normal recurring expenses;

●	fund capital expenditures; and

●	fund new property acquisitions.

Our primary source of cash is from collection on receivables and the sale of assets and the refinancing of existing mortgages. We will refinance debt obligations as they become due and generate cash from interest payments on notes receivable and the sale of properties. However, if refinancing and excess cash from operations does not prove to be sufficient to satisfy all our obligations as they mature, we may sell real estate, refinance real estate, and incur additional borrowings secured by real estate to meet our cash requirements.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	September 30,
	2017	2016	Variance

Net cash provided by operating activities	$12,626	$4,472	$8,154
Net cash used in investing activities	(12,623)	(4,473)	(8,150)
Net cash used in financing activities	—	—	—

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

Tax Matters

IOR is a member of the May Realty Holdings, Inc. consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and IOR.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the nine months of 2017 on a standalone basis. This taxable income will be offset by the sharing of NOLs from the MRHI consolidated group.

At September 30, 2017, IOR had a net deferred tax asset of approximately $1.3 million due to tax deductions available to the Company on a standalone basis in future years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2017, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the third quarter of 2017. As of September 30, 2017, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 14, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)