Form 10-K
period 2017-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2018-04-02
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the common stock on the New York Stock Exchange (“NYSE American”) as of December 31, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $5,546,832 based upon a total of 781,244 shares held as of December 31, 2017 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 28, 2018, there were 4,168,214 shares of common stock outstanding.

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

As used herein, the terms “IOR”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company is headquartered in Dallas, Texas, and its common stock trades on the NYSE American. In June 2017, the Company changed its trading symbol from “IOT” to “IOR”.

Transcontinental Realty Investors, Inc. (“TCI”), owns approximately 81.25% of IOR’s outstanding shares of Common Stock. Accordingly, IOR’s financial results are consolidated with those of TCI. IOR is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent, American Realty Investors, Inc. (“ARL”), and its ultimate parent, May Realty Holdings, Inc. (“MRHI”), a Nevada Corporation. The Company has no employees.

IOR’s Board of Directors are responsible for directing the overall affairs of IOR and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”), under an Advisory Agreement that is reviewed annually by IOR’s Board of Directors. The Chairman of the Board of Directors of IOR also serves as the Chairman of the Board of Directors of ARL and TCI. The Directors of IOR are also directors of ARL and TCI.

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as The May Trust, became the Company’s external contractual Advisor and Cash Manager. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOR’s benefit, debt and equity financing with third party lenders and investors. As the contractual advisor, Pillar is compensated by IOR under an Advisory Agreement. IOR has no employees. Employees of Pillar render services to IOR in accordance with the terms of the Advisory Agreement. This Advisory Agreement is more fully described in Part III, Item 10. Directors, Executive Officers and Corporate Governance – The Advisor. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), a Nevada limited liability company, provides brokerage services. Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. (See Part III, Item 10. Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage, below.)

Business Plan

Our business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. At December 31, 2017, our real estate land holdings consisted of 131.1 acres of developable land located in Farmers Branch, Texas held subject to a sales contract. The principal source of revenue for the Company is interest income on approximately $14.0 million of notes receivable due from related parties.

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

Competition

The real estate business is highly competitive and IOR competes with numerous entities engaged in real estate activities (including certain entities described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence), some of which have greater financial resources than IOR. We believe that success against such competition is dependent upon the geographic location, the allowable use of the property and the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to the property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining value. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. (See also Part I, Item1A. Risk Factors, above).

To the extent that the Company seeks to sell any properties, the sales prices for such properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where IOR’s properties are located, as well as aggressive buyers attempting to penetrate or dominate a particular market.

As described above and in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, the officers and directors of IOR also serve as officers and directors of ARL and TCI. Both ARL and TCI have business objectives similar to those of IOR. IOR’s officers and directors owe fiduciary duties to both ARL and TCI, as well as to IOR, under applicable law. In determining whether a particular investment opportunity will be allocated to IOR, ARL or TCI, management considers the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

In addition, as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, IOR competes with related parties of Pillar having similar investment objectives relative to the acquisition, development, disposition, leasing and financing of real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed IOR that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

Available Information

IOR maintains an internet website at http://www.incomeopp-realty.com. We make available through our website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and our Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on our website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

ITEM 1A.	RISK FACTORS

Risk Factors Related to Our Business

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.

We may not be able to compete successfully with other entities that operate in our industry.

We experience a great deal of competition in locating land to develop and properties to acquire.

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

Real estate properties are subject to increases in operating expenses such as insurance, administrative costs, real estate taxes and other costs associated with the ownership and maintenance of our properties. Our ability to make distributions to shareholders or to service indebtedness could be adversely affected by increased costs.

We face risks associated with property ownership and acquisitions.

We have acquired individual properties and portfolios of properties and intend to continue to do so. Our acquisition activities and their successes are subject to the following risks:

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

We may incur indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance any existing debt when it matures.

We may need to sell assets from time to time for cash flow purposes.

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

On December 31, 2017, our portfolio consisted of 131.1 developable acres of land subject to sales contract located in Farmers Branch, Texas.

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

The Company’s Common Stock is listed and traded on the NYSE American under the symbol “IOR”. The following table sets forth the high and low closing sales prices for the Company’s Common Stock for each full, quarterly period within the two most recent fiscal years and any subsequent interim period as reported by published financial sources.

	2017		2016
	High	Low	High	Low
First Quarter	$10.20	$7.25	$8.30	$5.85
Second Quarter	$9.90	$8.31	$7.95	$6.81
Third Quarter	$10.28	$8.51	$7.94	$7.00
Fourth Quarter	$12.08	$8.64	$8.39	$7.08

On March 20, 2018, the closing sale price of the Company’s common stock on the NYSE American was $11.86 per share. The approximate number of record holders of our common stock at March 20, 2018 was 792.

IOR’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOR’s common stock were declared for 2017, 2016, or 2015. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during 2017. As of December 31, 2017, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA

INCOME OPPORTUNITY REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$—	$—	$—	$—	$—
Total operating expenses	1,348	1,292	1,418	1,518	2,346
Operating loss	(1,348)	(1,292)	(1,418)	(1,518)	(2,346)
Other income, net of other expenses	4,487	4,494	3,724	4,023	10,943
Income before gain on land sales, non-controlling interest, and taxes	3,139	3,202	2,306	2,505	8,597
Income tax benefit (expense) - current	(1,098)	(1,121)	(807)	(946)	(3,063)
Income tax benefit (expense) - deferred	(533)	—	—	—	—
Net income from continuing operations	1,508	2,081	1,499	1,559	5,534
Net income (loss) from discontinued operations	—	—	—	—	(16)
Net income	$1,508	$2,081	$1,499	$1,559	$5,518

PER SHARE DATA
Earnings per share - basic
Net income from continuing operations	$0.36	$0.50	$0.36	$0.37	$1.33
Net income (loss) from discontinued operations	—	—	—	—	—
Net income applicable to common shares	$0.36	$0.50	$0.36	$0.37	$1.33
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Net income from continuing operations	$0.36	$0.50	$0.36	$0.37	$1.33
Net income (loss) from discontinued operations	—	—	—	—	—
Net income applicable to common shares	$0.36	$0.50	$0.36	$0.37	$1.33
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,214

BALANCE SHEET DATA
Real estate, net	$22,717	$22,717	$22,717	$25,717	$24,511
Notes and interest receivable, net	14,030	23,659	24,882	25,635	28,867
Total assets	87,897	86,402	84,304	93,076	93,813
Notes and interest payables	—	—	—	10,240	12,357
Shareholders’ equity	87,887	86,379	84,298	82,799	81,240
Book value per share	21.09	20.72	20.22	19.86	19.49

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our primary business is in real estate holdings and investment in mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2017, our land consisted of 131.1 acres of land held subject to sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on over $14.0 million of note receivables due from related parties.

Since April 30, 2011, Pillar is the Company’s external Advisor and Cash Manager under a contractual arrangement that is reviewed annually by our Board of Directors. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOR’s benefit, debt and equity financing with third party lenders and investors. As the contractual Advisor, Pillar is compensated by IOR under an Advisory Agreement. The Company has no employees. Employees of Pillar render services to IOR in accordance with the terms of the Advisory Agreement. This Advisory Agreement is more fully described in Part III, Item 10. Directors, Executive Officers and Corporate Governance – The Advisor. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.

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

The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of December 31, 2017, IOR is not the primary beneficiary of a VIE.

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

Contractual Obligations

At December 31, 2017, the Company had no outstanding debt, lease or purchase obligations.

Newly Issued Accounting Pronouncements

In January 2016, Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments-Overall, was issued. This new guidance improves certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in the update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The update also reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a tax deferred asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its financial position and results of operations, if any.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2017, 2016, and 2015 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

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

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

We had a net income applicable to common shares of $1.5 million or $0.36 per diluted earnings per share for the year ended December 31, 2017, compared to a net income applicable to common shares of $2.1 million or $0.50 per diluted earnings per share for the same period ended 2016.

Revenue

Land held subject to a sales contract is our sole operating segment. There was no income generated from this segment for the years ended December 31, 2017 and December 31, 2016.

Expenses

General and administrative expenses were $437,000 for the year ended December 31, 2017. This represents an increase of $41,000 compared to general and administrative expenses of $396,000 for the year ended December 31, 2016. This increase was primarily due to an increase in legal expenses, audit fees, stock transfer agent fees and reimbursements to Advisor.

Net income fee to related party was $250,000 for the year ended December 31, 2017. This represents a decrease of $7,000, compared to the net income fee of $257,000 for the year ended December 31, 2016. The net income fee paid is calculated at the rate of 7.5% of net income.

Advisory fees were $660,000 for the year ended December 31, 2017. This represents an increase of $21,000 compared to advisory fees of $639,000 for the year ended December 31, 2016. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $4.2 million for the year ended December 31, 2017. This represents a decrease of $0.3 million, compared to interest income of $4.5 million for the year ended December 31, 2016. This decrease was primarily due to the payoff of notes receivable related to three income producing properties sold in a prior year.

The Company incurred no mortgage and loan interest for the years ended December 31, 2017 and December 31, 2016. We have no outstanding debt as of December 31, 2017.

Income tax expense was $1.6 million for the year ended December 31, 2017 compared to income tax expense of $1.1 million for the year ended December 31, 2016. Net income before taxes was $3.1 million for the year ended December 31, 2017. This represents a decrease of $0.1 million compared to net income before taxes of $3.2 million for the year ended December 31, 2016.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

We had net income applicable to common shares of $2.1 million or $0.50 per diluted earnings per share for the year ended December 31, 2016, as compared to net income applicable to common shares of $1.5 million or $0.36 per diluted earnings per share for the same period ended 2015.

Revenue

Land held subject to sales contract is our sole operating segment. There was no income generated from this segment for the year ended December 31, 2016 and December 31, 2015.

Expenses

The Company incurred no property operating expenses for the year ended December 31, 2016 compared to property operating expenses of $61,000 for the prior year. This decrease was primarily due to a decrease in real estate taxes and professional services.

General and administrative expenses were $396,000 for the year ended December 31, 2016. This represents a decrease of $70,000, as compared to the prior period general and administrative expenses of $466,000. This decrease was primarily due to a decrease in legal fees.

Net income fee was $257,000 for the year ended December 31, 2016. This represents an increase of $70,000, compared to the prior period net income fee of $187,000. The net income fee paid to Pillar was calculated at the rate of 7.5% of net income.

Advisory fees were $639,000 for the year ended December 31, 2016. This represents a decrease of $65,000 compared to the prior period advisory fees of $704,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $4.5 million for the year ended December 31, 2016 compared to interest income of $4.4 million in the prior period. This increase was primarily due to an increase in the receivable amount owed from our Advisor.

The Company incurred no mortgage and loan interest for the year ended December 31, 2016 compared to the prior period expense of $652,000. This decrease was due to the payoff of the mortgages for Mercer Crossing and Propel during 2015. There was no outstanding debt for the year ended December 31, 2016.

Income tax expense was $1.1 million for the year ended December 31, 2016. This represents an increase of $0.3 million compared to the prior period income tax expense of $0.8 million. The increase was due to an increase of $0.9 million in net income before taxes.

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

We may also issue additional equity securities, including common stock. Management anticipates that our cash as of December 31, 2017, along with cash that will be generated in 2018 from notes and interest receivables, will be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $2,000 and $1,000 as of December 31, 2017 and December 31, 2016, respectively. The increase was a result of the following increases and decreases in cash flows:

	Year Ended December 31,
	2017	2016	Variance
	(dollars in thousands)
Net cash provided by operating activities	$2,784	$3,454	$(670)
Net cash provided by (used in) investing activities	(2,783)	(3,455)	672
Net cash used in financing activities	—	—	—

The primary source of cash provided by operating activities is from interest income on notes receivable. Cash for operations from related parties is primarily used for daily operating costs, general and administrative expenses, advisory fees, and land holding costs. The increase in cash provided by operating activities was due to more proceeds received on notes receivable in the current period.

The investing activity in the current period was primarily due to proceeds received on notes receivable.

We paid no dividends in 2017, 2016, or 2015. It is unlikely that we will pay any quarterly dividends in 2018.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, IOR may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on IOR’s business, assets or results of operations.

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

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of
Income Opportunity Realty Investors, Inc.
Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedules collectively referred to as the “financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These consolidated financial statements are the responsibility of Company’s. management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)(“PCAOB”)  and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Related Party Transactions

As described in the notes to the consolidated financial statements, Income Opportunity Realty Investors, Inc. and Subsidiaries has significant transactions with and balances due from related parties.

Supplemental Information

The supplemental information contained in Schedules III and IV has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with the Security and Exchange Commission’s rules. In our opinion, the supplemental information is fairly stated, in all material respects, the financial data required to be set forth therein in relation to the financial statements as a whole.

/s/ Swalm & Associates, P.C.

Swalm& Associates, P.C.

We have served as the Company’s auditor since 2004.

Richardson, Texas
March 28, 2018

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2017	2016
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	14,030	23,659
Total notes and interest receivable	14,030	23,659

Cash and cash equivalents	2	1
Receivable and accrued interest from related parties	49,631	37,768
Other assets	1,517	2,257
Total assets	$87,897	$86,402

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$10	$23
Total liabilities	10	23
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2017 and 2016	42	42
Treasury stock at cost, 5,461 shares in 2017 and 2016	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	25,929	24,421
Total shareholders’ equity	87,887	86,379
Total liabilities and shareholders’ equity	$87,897	$86,402

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—

Expenses:
Property operating expenses (including $0, $0, and $10 for the year ended 2017, 2016, and 2015, respectively, from related parties)	—	—	61
General and administrative (including $234, $213, and $240 for the year ended 2017, 2016, and 2015, respectively, from related parties)	438	396	466
Net income fee to related party	250	257	187
Advisory fee to related party	660	639	704
Total operating expenses	1,348	1,292	1,418
Net operating (loss)	(1,348)	(1,292)	(1,418)

Other income (expenses):
Interest income from related parties	4,237	4,494	4,376
Mortgage and loan interest	—	—	(652)
Other Income	250	—	—
Total other income	4,487	4,494	3,724

Income before taxes	3,139	3,202	2,306
Income tax expense - current	(1,098)	(1,121)	(807)
Income tax expense - deferred	(533)	—	—
Net income	$1,508	$2,081	$1,499

Earnings per share - basic and diluted:
Net income	$0.36	$0.50	$0.36

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2017

(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2014	$82,799	4,173,675	$42	$(39)	$61,955	$20,841

Net income	1,499	—	—	—	—	1,499
Balance, December 31, 2015	$84,298	4,173,675	$42	$(39)	$61,955	$22,340

Net income	2,081	—	—	—	—	2,081
Balance, December 31, 2016	$86,379	4,173,675	$42	$(39)	$61,955	$24,421

Net income	1,508	—	—	—	—	1,508
Balance, December 31, 2017	$87,887	4,173,675	$42	$(39)	$61,955	$25,929

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net Income	$1,508	$2,081	$1,499
Adjustments to Reconcile Net Income applicable to Common Shares to Net Cash used in Operating Activities:
Decrease (Increase) in Assets:
Accrued Interest Receivable from Related Parties	549	1,223	(1,385)
Other Assets	740	133	191
Increase (Decrease) in other Liabilities	(13)	17	(31)
Net Cash provided by Operating Activities	2,784	3,454	274

Cash Flow From Investing Activities:
Proceeds from Easement Transfer	—	—	3,000
Proceeds from Net Receivables	9,080	—	—
Related Party Receivables	(11,863)	(3,455)	6,961
Net Cash provided by (used in) Investing Activities	(2,783)	(3,455)	9,961

Cash Flow From Financing Activities:
Payments on Notes Payable to Related Parties	—	—	(10,240)
Net Cash (used in) Financing Activities	—	—	(10,240)

Net Increase in Cash and Cash Equivalents	1	(1)	(5)
Cash and Cash Equivalents, beginning of period	1	2	7
Cash and Cash Equivalents, end of period	$2	$1	$2

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$—	$—	$534
Cash Paid for Income Taxes	$—	$25	$—

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. “IOR” and consolidated entities were prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Summary of Significant Accounting Policies”. The Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances in the 2016 and 2015 presentation have been reclassified to conform to the 2017 presentation.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.

Organization and business. As used herein, the terms “IOR”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company is headquartered in Dallas, Texas, and its common stock trades on the NYSE American. In June 2017, the Company changed its trading symbol from “IOT” to “IOR”.

Transcontinental Realty Investors, Inc. “TCI” owns approximately 81.25% of the Company’s common stock. Accordingly, IOR’s financial results are consolidated with those of TCI and its subsidiaries. IOR is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent American Realty Investors, Inc. “ARL” and its ultimate parent, May Realty Holdings, Inc. TCI has no employees.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At December 31, 2017, our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $14.0 million of notes receivable due from related parties.

Basis of presentation.The Company presents it financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of December 31, 2017, IOR was not the primary beneficiary of a VIE.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1 — Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2 — Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — Unobservable inputs that are significant to the fair value measurement.

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

Non-performing notes receivable.We consider a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

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

Cash equivalents.For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings per share.Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC 620 Earnings per Share. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

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

Income Taxes. The Company is a “C” corporation for U.S. federal income tax purposes. The Company and the rest of the ARL group are included in the MRHI consolidated group for tax purposes. IOR is a member of a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

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

NOTE 2.

REAL ESTATE

At December 31, 2017, our real estate land holdings consisted of 131.1 acres of developable land, located in Farmers Branch, Texas, held subject to a sales contract. In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and Realty Advisors, Inc. “RAI” also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the noted is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.

At the closing, the note payable to related parties for $9.6 million was paid off. Due to the inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition are met.

Concentration of investment risk. IOR has a high concentration of investment risk on properties located in Farmers Branch, Texas. This risk includes, but is not limited to, changes in local economic conditions, changes in real estate and zoning laws, increases in real estate taxes, floods, tornados and other acts of God and other factors beyond the control of management. In the opinion of management, this investment risk is partially mitigated by the diversification of property types in other geographical regions of the United States, management’s review of additional investments, acquisitions in other areas and by insurance.

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

The Company has various notes receivable from Unified Housing foundation, Inc. “UHF”. UHF is determined to be a related party due to our significant investment in the performance of the collateral secured under the notes receivable. Payments are due from surplus cash flow from operations, sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. Furthermore, any surplus cash available from any of the properties UHF owns, besides the properties underlying these notes, can be used to repay outstanding interest and principal for these notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired.

All of the Company’s notes receivable are with Unified Housing Foundation, Inc. “UHF”. UHF is considered a related party to the Company due to our significant investment in the performance of the collateral secured under the notes receivable. As of January 1, 2013, the Company agreed to extend the maturity on the notes receivable from UHF for an additional term of five years for the early termination of the preferred interest rate period. The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%. The notes mature in December 2032 and have interest rates of 12.0%.

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

At December 2017 and 2016, notes and interest receivable from related parties, net of allowances, totaled $14.0 million and $23.7 million, respectively. As of December 31, 2017 and 2016, we recognized interest income of $2.3 million and $3.0 million, respectively, related to these notes. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Accrued interest			904
Total Performing			$14,030

All are related party notes.

NOTE 4.

MERCER CROSSING NOTE

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

The Advisory agreement provides for Pillar or a related party of Pillar to receive fees and cost reimbursements as defined in Part III, Item 10. Directors, Executive Officers and Corporate Governance – The Advisor. Cost reimbursements are allocated based on the relative market values of the Company’s assets. The Company and Pillar entered into an Advisory Agreement and Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. The advisory fees and cost reimbursements paid to Pillar, TCI and related parties are detailed below (dollars in thousands):

Fees:	2017	2016	2015
Advisory	660	639	704
Net income	250	257	187
	$910	$896	$891

Other Expense:
Cost reimbursements	234	213	240

Revenue:
Interest received	$1,903	$1,484	$1,636
	1,903	1,484	1,636

As of December 31, 2017, IOR has notes and interest receivable of $14.0 million due from Unified Housing Foundation, Inc. and recognized interest income of $2.3 million related to these notes receivable. (See details in Part 2, Item 8, above, Note 3. Notes and Interest Receivable from Related Parties.)

The following table reconciles the beginning and ending balances of amounts receivable from related parties as of December 31, 2017 (dollars in thousands):

	TCI	Total
Balance, December 31, 2016	$37,768	$37,768
Cash transfers	12,736	12,736
Advisory fees	(660)	(660)
Net income fee	(251)	(251)
Cost reimbursements	(234)	(234)
Interest income	1,903	1,903
Income tax expense	(1,631)	(1,631)
Balance, December 31, 2017	$49,631	$49,631

IOR has a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2017.

NOTE 6.	DIVIDENDS

IOR’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOR’s common stock were declared for 2017, 2016, or 2015. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 7.	INCOME TAXES

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

For financial reporting purposes, income before income taxes were (dollars in thousands):

	2017	2016	2015

Income from before tax income taxes	$3,139	$3,202	$2,306

The expense (benefit) for income taxes consists of (dollars in thousands):

	2017	2016	2015
Current:
Federal	$1,098	$1,121	$807

Deferred and Other:
Federal	$533	$—	$—

Total Tax Expense	$1,631	$1,121	$807

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows (dollars in thousands):

	2017	2016	2015

Income Tax Expense (Benefit) at Federal Statutory Rate	$1,098	$1,121	$807
Repricing of Deferred Assets Due to Change in Future Rates	533	—	—

Reported Income Tax (Benefit) Expense	1,631	1,121	807

Effective Tax Rate	52%	35%	35%

The company is subject to taxation in the United States and various states. As of December 31, 2017, the Company’s tax years for 2016, 2015, and 2014 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S federal, state, or local examinations by tax authorities for the years before 2014.

The 2017 effective tax rate is a one-time artifact of the passing of the Tax Cuts and Jobs Act by congress. This act has reduced the statutory tax rate for corporations from 35% to 21% starting in 2018. As a result, the tax assets of IOT had to be re-priced to reflect the new rate for future years with the resulting impact on the 2017 provision for income taxes.

Components of the Net Deferred Tax Asset or Liability

	2017	2016

Allowance for losses on Notes	$383	$640
Installment Note on Land Sale	2,876	4,795
Installment Note from Affiliate on Land Sale	2,503	4,173
Subtotal	5,762	9,608
Less valuation allowance	—	—
Total Net Deferred Tax Asset	$5,762	$9,608

Basis Differences for Fixed Assets	4,770	7,950
Deferred Gain Differences	200	334
Total Deferred Tax Liability	$4,970	$8,284

Net Deferred Tax Asset	792	1,324

Current Net Deferred Tax Asset	5,179	8,634
Long-Term Net Deferred Tax Liability	4,387	7,310
Net Deferred Tax Asset	$792	$1,324

The change in the value of the net tax asset is entirely due to change of statutory rate from 35% to 21% for future years as a result of the Tax Cuts and Jobs Act.

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

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are land and other (dollars in thousands):

For the Twelve Months Ended December 31, 2017	Land	Other	Total
Operating revenue	$—	$—	$—
Operating expenses	—	(1)	(1)
Interest income	—	4,237	4,237
Other Income	—	250	250
Segment operating income (loss)	$—	$4,486	$4,486
Capital expenditures	—	—	—
Assets	22,717	—	22,717

For the Twelve Months Ended December 31, 2016	Land	Other	Total
Operating revenue	$—	$—	$—
Interest income	—	4,494	4,494
Segment operating income (loss)	$—	$4,494	$4,494
Capital expenditures	—	—	—
Assets	22,717	—	22,717

For the Twelve Months Ended December 31, 2015	Land	Other	Total
Operating revenue	$—	$—	$—
Operating expenses	(26)	(35)	(61)
Mortgage and loan interest	(652)	—	(652)
Interest income	—	4,376	4,376
Segment operating income (loss)	$(678)	$4,341	$3,663
Assets	22,717	—	22,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2017	2016	2015
Segment operating income	$4,487	$4,494	$3,663
Other non-segment items of income (expense)
General and administrative	(438)	(396)	(466)
Net income fee	(250)	(257)	(187)
Advisory fee to related party	(660)	(639)	(704)
Income tax expense	(1,631)	(1,121)	(807)
Net income	$1,508	$2,081	$1,499

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	2017	2016
Segment assets	$22,717	$22,717
Notes and interest receivable	14,030	23,659
Other assets and receivables	51,150	40,026
Total assets	$87,897	$86,402

NOTE 9.	QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2017, 2016 and 2015:

	Three Months Ended 2017
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2017
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	352	360	312	324
Operating loss	(352)	(360)	(312)	(324)
Other income, net of other expenses	1,089	1,369	924	1,105
Income before gain on land sales, non-contolling interest, and taxes	737	1,009	612	781
Income tax expense	—	—	—	(1,631)
Net income (loss)	$737	$1,009	$612	$(850)

PER SHARE DATA
Earnings per share - basic and diluted
Net income applicable to common shares	$0.18	$0.24	$0.15	$(0.20)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2016
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2016
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	318	342	343	289
Operating loss	(318)	(342)	(343)	(289)
Other income, net of other expenses	1,211	1,085	1,095	1,103
Income before gain on land sales, non-contolling interest, and taxes	893	743	752	814
Income tax expense	—	—	(25)	(1,096)
Net income (loss)	$893	$743	$727	$(282)

PER SHARE DATA
Earnings per share - basic and diluted
Net income (loss) applicable to common shares	$0.21	$0.18	$0.17	$(0.07)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2015
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2015
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	401	352	345	320
Operating loss	(401)	(352)	(345)	(320)
Other income, net of other expenses	955	955	1,025	789
Income before gain on land sales, non-contolling interest, and taxes	554	603	680	469
Income tax expense	—	—	—	(807)
Net income (loss)	$554	$603	$680	$(338)

PER SHARE DATA
Earnings per share - basic and diluted
Net income (loss) applicable to common shares	$0.13	$0.14	$0.16	$(0.08)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

NOTE 10.	COMMITMENTS, CONTINGENCIES AND LIQUIDITY

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

Liquidity

Management anticipates that IOR will generate excess cash from operations in 2018 due to the interest collected from notes receivable. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

NOTE 11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 28, 2018, the date the financial statements were available to be issued, and has determined that there are none to be reported.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.
Real Estate
December 31, 2017

		Initial Cost			Gross Amounts at Which Carried at End of Year
	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition and Improvements	Land	Building & Improvements	Total
				(dollars in thousands)
Properties Held for Investment
Land, Farmers Branch, TX	$—	$22,713	$4	$—	$22,713	$4	$22,717

	$—	$22,713	$4	$—	$22,713	$4	$22,717

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate

For the Years Ended December 31,

	2017	2016	2015
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1	$22,717	$22,717	$25,717
Additions
Acquisitions and improvements	—	—	—
Deductions
Sale of real estate	—	—	(3,000)
Balance at December 31	$22,717	$22,717	$22,717

At December 31, 2017, our real estate consisted of 131.1 acres of land held subject to sales contract. There was no accumulated depreciation associated with this asset.

Schedule IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans Receivable

December 31, 2017

Description	Interest Rate	Final Maturity Date		Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
						(dollars in thousands)

Unified Housing Foundation, Inc. (Echo Station/UH of Temple, LLC)	12.00%	12	/32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	12	/32	Excess cash flow	15,756	8,836	6,369	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge, LLC)	12.00%	12	/32	Excess cash flow	18,641	2,427	1,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell, LLC)	12.00%	12	/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	12	/32	Excess cash flow	15,756	2,189	2,000	—
							$13,126
						Interest receivable	904
							$14,030

Schedule IV (continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans Receivable

For the Years Ended December 31,

	2017	2016	2015
	(dollars in thousands)

Balance at January 1,	$23,659	$24,882	$25,635
Additions
Increase of interest receivable on mortgage loans	(549)	3,011	2,738
Deductions
Amounts received	(9,080)	(4,234)	(3,491)
Balance at December 31,	$14,030	$23,659	$24,882

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has adopted a Code of Conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our Code of Conduct on our website by going to our website address at www.incomeopp-realty.com. We will post any amendments to the Code of Conduct as well as any waivers that are required to be disclosed by the rules of the SEC or the NYSE American on our website.

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

HENRY A. BUTLER, age 67, Director, Affiliated, since February 2011 and Chairman of the Board since May 2011

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

ROBERT A. JAKUSZEWSKI, age 55, Director, Independent, since March 2004

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

TED R. MUNSELLE, age 62, Director, Independent, since May 2009

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since May 2009. He has also served as Director of ARL since February 2004 and Director of TCI since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOR has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. Mr. Munselle is a Certified Public Accountant.

RAYMOND D. ROBERTS, SR., age 86, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held five meetings during 2017. For such year, no incumbent Director attended fewer than 86% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the periods that he or she served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the stockholders of the Company, and the Board and Committee meetings of which he or she is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. All members of the Audit Committee meet the experience requirements of the listing standards of the NYSE American. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met five times in 2017.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices related to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director’s independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Messrs. Jakuszewski, Munselle and Roberts (Chairman). All of the members of the Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met twice in 2017.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Messrs. Jakuszewski (Chairman), Munselle and Roberts. All of the members of the Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met twice in 2017.

The members of the Board of Directors on the date of this report and the Committees of the Board on which they serve, are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Raymond D. Roberts, Sr.	X	X	Chair
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

The day following the annual meeting of stockholders held December 13, 2017 representing all stockholders of record dated November 10, 2017, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2018.

Determination of Director Independence

In February 2004, the Board enhanced its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the NYSE American. The full text of the Corporate Governance Guidelines can be found in the Investor Relations section of the Company’s website (www.incomeopp-realty.com). A copy may also be obtained upon request from the Company’s Corporate Secretary.

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence on March 8, 2017. During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between Directors or their related parties and members of the Company’s senior management or their related parties. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

As a result of this review, the Board affirmatively determined the former directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

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

DANIEL J. MOOS, 67

Mr. Moos has served as President since April 2007 and Chief Executive Officer since March 2010 of IOR, ARL and TCI. Mr. Moos has also served as Prime’s President since April 2007, Secretary since June 2011 and Treasurer since October 2013. He has also served as a Director since December 2016, President since December 2010, Chief Executive Officer since March 2011 and Treasurer since October 2013 of Pillar.

GENE S. BERTCHER, 69

Mr. Bertcher has served as Executive Vice President since February 2008, Chief Financial Officer since May 2008 and Treasurer since October 2013 of IOR, ARL and TCI. Mr. Bertcher has also served in the following capacities for New Concept Energy, Inc. “NCE”, a Nevada corporation which has its common stock listed on the NYSE: Director since June 1999, Chairman of the Board since December 2006, Chief Executive Officer since December 2006, President since November 2004, Chief Financial Officer since November 1989, Treasurer since November 1989 and Secretary since October 2012. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant.

LOUIS J. CORNA, 70

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary since February 2004 of IOR, ARL and TCI. He has also been Executive Vice President-Tax since April 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which applies to all Directors, officers and employees (including those of the Contractual Advisor to IOR). In addition, the Company has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, the principal accounting officer and controller. The text of both documents is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The Company intends to post amendments to or waivers from its Code of Ethics for Senior Financial Officers (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) at this location on its website.

Compliance with Section 16(a) of Reporting Requirements

Section 16(a) under the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers and any persons holding 10% or more of the Company’s shares of Common Stock are required to report their ownership of the Company’s shares of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) on specified report forms. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during each fiscal year. The Company believes that all of these filing requirements were satisfied by the Company’s Directors and executive officers and holders of more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2017. In making these statements, the Company has relied upon the written representations of its Directors and executive officers and the holders of 10% or more of the Company’s Common Stock and copies of the reports that each has filed with the SEC.

The Advisor

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as The May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOR’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOR under an Advisory Agreement. IOR has no employees. Employees of Pillar render services to IOR in accordance with the terms of the Advisory Agreement.

Pillar is a company of which Messrs. Moos, Bertcher, and Corna are officers.

Although the Board of Directors is directly responsible for managing the affairs of IOR and for setting the policies which guide it, the day-to-day operations of IOR are performed by Pillar, a contractual Advisor, under the supervision of the Board. The duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Pillar also serves as a consultant in connection with IOR’s business plan and investment policy decisions made by the Board.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments, and Pillar is required to report quarterly to the Board on IOR’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to the IOR stockholders; contains a broad standard governing Pillar’s liability for losses incurred by IOR; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, IOR and other entities it advises.

The Advisory Agreement provides for Pillar to be responsible for the day-to-day operations of IOR and to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).

In addition to base compensation, Pillar receives the following forms of additional compensation:

(1)	an annual net income fee equal to 7.5% of IOR’s net income as an incentive for successful investment and management of the Company’s assets;

(2)	an annual incentive sales fee to encourage periodic sales of appreciated real property at optimum value equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by IOR during such fiscal year exceeds the sum of:

(a)	the cost of each such property as originally recorded in IOR’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses);

(b)	capital improvements made to such assets during the period owned; and

(c)	all closing costs (including real estate commissions) incurred in the sale of such real estate; provided however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration, and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year;

(3)	an acquisition commission, from an unaffiliated party of any existing mortgage or loan, for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of:

(a)	up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers; or

(b)	the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition;

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

(5)	reimbursement of certain expenses incurred by the advisor in the performance of advisory services.

The Advisory Agreement also provides that Pillar, or a related party of Pillar, receive the following forms of compensation:

(1)	a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of any existing mortgage loan by IOR equal to the lesser of:

(a)	1.0% of the amount of the mortgage or loan purchased; or

(b)	a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by IOR; and

(2)	a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of:

(a)  1.0% of the amount of the loan or the amount refinanced; or

(b)	a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Pillar, or a related party of Pillar, without the approval of IOR’s Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of IOR (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of IOR during the fiscal year.

The Advisory Agreement requires Pillar to pay to IOR, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by IOR; provided, however, that the compensation retained by Pillar, or any related party of Pillar, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

If and to the extent that IOR shall request Pillar, or any Director, officer, partner, or employee of Pillar, to render services for IOR other than those required to be rendered by the Advisory Agreement, Pillar or a related party of Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and IOR from time to time.

IOR entered into a Cash Management Agreement with Pillar on April 30, 2011, to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal prime rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement. IOR’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of IOR are in conflict with those of one or more Directors or officers in their individual capacities, or of Pillar, or of their respective related parties. In addition to services performed for IOR, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including TCI and ARL. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

As Advisor, Pillar is a fiduciary of IOR’s public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. (See Part III, Item 13, below, Certain Relationships and Related Transactions, and Director Independence.)

Pillar may assign the Advisory Agreement only with the prior consent of IOR.

As of March 28, 2018, the principal officers and directors of Pillar are set forth below:

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

Tax Sharing Agreement

IOR is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers (who are also officers of ARL and TCI), are employees of Pillar or TCI and are compensated by Pillar or TCI. Most of such executive officers perform a variety of services for Pillar, and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. (See Part III, Item 10, above, Directors, Executive Officers and Corporate Governance, for a more detailed discussion of compensation payable to Pillar by IOR.)

The only remuneration paid by the Company is to those Directors who are not officers or employees of Pillar or its related companies. The Independent Directors (1) review the business plan of IOR to determine that it is in the best interest of IOR’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of IOR and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

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

During 2017, $15,500 was paid to the non-employee Directors in total Directors’ fees. Those fees received by Directors were Robert A. Jakuszewski $5,000; Ted R. Munselle $5,500 and Raymond D. Roberts, Sr. $5,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 28, 2018.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,381,270	81.25%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 29, 2018:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**

Gene S Bertcher	3,381,270	(1)	81.25%
Henry A. Butler	3,381,270	(1)	81.25%
Louis J. Corna	3,381,270	(1)	81.25%
Robert A. Jakuszewski	3,381,270	(1)	81.25%
Daniel J. Moos	3,381,270	(1)	81.25%
Ted R. Munselle	3,381,270	(1)	81.25%
Raymond D. Roberts, Sr.	3,381,270	(1)	81.25%
All directors and executive officers as a group (7 people)	3,381,270	(1)	81.25%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 28, 2018.
(1)	Includes 3,381,270 shares owned by TCI of which the Directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as Directors and executive officers. Each of the current Directors (Messrs. Butler, Munselle, Jakuszewski and.Roberts) and executive officers (Messrs. Moos, Bertcher, and Corna) of TCI disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies with Respect to Certain Activities

Article 14 of IOR’s Articles of Incorporation provides that IOR shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of IOR, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by IOR’s Board of Directors or the appropriate committee thereof and (b) IOR’s Board of Directors or committee thereof determines that such contract or transaction is fair to IOR and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of IOR entitled to vote thereon.

Article 14 defines an “Independent Director” (for purposes of that Article) as one who is neither an officer nor employee of IOR, nor a director, officer or employee of IOR’s advisor.

IOR’s policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to IOR. Management believes that, to date, such transactions have represented the best investments available at the time and they were at least as advantageous to IOR as other investments that could have been obtained.

IOR may enter into future transactions with entities, the officers, directors, or stockholders of which are also officers, directors, or stockholders of IOR, if such transactions would be beneficial to the operations of IOR and consistent with IOR’s then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

IOR does not prohibit its officers, directors, stockholders, or related parties from engaging in business activities of the types conducted by IOR.

Certain Business Relationships

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for IOR’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.  As the contractual advisor, Pillar is compensated by IOR under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  IOR has no employees. Employees of Pillar render services to IOR in accordance with the terms of the Advisory Agreement.

Regis also provides brokerage services, on a non-exclusive basis, for the Company and receives brokerage commissions in accordance with a brokerage agreement.

IOR is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2017, nor in 2016. IOR paid TCI $0.9 million in 2014 for the tax sharing agreement.

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

At December 31, 2017, TCI owned 3,381,270 shares of Common Stock of IOR (approximately 81.25%).  From time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms, are unsecured and have been reflected in the Company’s financial statements as receivables from or payables to related parties.  Such advances bear interest at 1% above the prime rate. During 2017, the Company received interest of $0.7 million from Pillar related to the advances to date.

In 2017, pursuant to the Advisory fee agreement, the Company paid Pillar $0.7 million in advisory fees and $0.2 million in cost reimbursements. The Company also paid Pillar $0.3 million in net income fees.

As of December 31, 2017, the Company had notes and interest receivables of $14.0 million due from related parties. (See Note 3 Notes and Interest Receivable). During the current period, IOR recognized $0.9 million of interest income from these related party notes receivables.

Sales to TCI have previously been reflected at the fair value sales price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those asset sales to reflect a sales price equal to the cost basis in the asset at the time of the sale. The related party payables from TCI were reduced for the lower asset price.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2017 and 2016 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

Type of Fees	2017	2016
Audit Fees	$72,136	$60,551
Total	$72,136	$60,551

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid during 2016 and 2017 were for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagements.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate IOR’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2017 and 2016 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

●	Report of Independent Certified Public Accountants

●	Consolidated Balance Sheets—December 31, 2017 and 2016

●	Consolidated Statements of Operations—years ended December 31, 2017, 2016 and 2015

●	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2017, 2016 and 2015

●	Consolidated Statements of Cash Flows—years ended December 31, 2017, 2016 and 2015

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

●	Schedule III—Real Estate and Cumulative Depreciation

●	Schedule IV—Mortgage Loans on Real Estate

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

Exhibit Designation	Description
3.1	Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996)

3.2	Certificate of Amendment to the Articles of Incorporation of Income Opportunity Realty Investors, Inc. as filed with and approved by the Secretary of State of Nevada on January 11, 2006 (incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K for event of January 11, 2006)

10.3	Advisory Agreement dated as of April 30, 2011, between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K for event of April 30, 2011)

1 4.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2018

By:	/ s/ G ene S. B ertcher
Gene S. Bertcher, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER Henry A. Butler	Director	March 28, 2018

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 28, 2018

/S/ RAYMOND D. ROBERTS, SR. Raymond D. Roberts, Sr	Director	March 28, 2018

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 28, 2018

/S/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2018

/S/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2018