Form 10-Q
period 2018-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2018-05-15
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐  Yes      ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 15, 2018)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	13,568	14,030
Total notes and interest receivable	13,568	14,030
Cash and cash equivalents	2	2
Receivable and accrued interest from related parties	50,790	49,631
Other assets	1,517	1,517
Total assets	$88,594	$87,897

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$5	$10
Total liabilities	5	10
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2018 and 2017	42	42
Treasury stock at cost, 5,461 shares in 2018 and 2017	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	26,631	25,929
Total shareholders’ equity	88,589	87,887
Total liabilities and shareholders’ equity	$88,594	$87,897

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Years Ended March 31,
	2018	2017
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—

Expenses:
Property operating expenses (including $0 and $0 for the three months ended 2018 and 2017, respectively, from related parties)	—	—
General and administrative (including $42 and $54 for the three months ended 2018 and 2017, respectively, from related parties)	123	130
Net income fee to related party	53	60
Advisory fee to related party	164	162
Total operating expenses	340	352
Net operating loss	(340)	(352)

Other income (expenses):
Interest income from related parties	1,042	1,089
Total other income	1,042	1,089

Income before taxes	702	737
Net income	$702	$737

Earnings per share - basic and diluted
Net income	$0.17	$0.18

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(dollars in thousands)

(Unaudited)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2017	$87,887	4,173,675	$42	$(39)	$61,955	$25,929
Net income	702	—	—	—	—	702
Balance, March 31, 2018	$88,589	4,173,675	$42	$(39)	$61,955	$26,631

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Threee Months Ended
	March 31,
	2018	2017
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$702	$737
Adjustments to reconcile net income applicable to common shares to net cash used in operating activities:
Decrease (increase) in assets:
Accrued interest receivable from related parties	462	743
Increase (decrease) in other liabilities	(5)	10
Net cash provided by operating activities	1,159	1,490

Cash Flow From Investing Activities:
Related party receivables	(1,159)	(1,487)
Net cash provided by (used in) investing activities	(1,159)	(1,487)

Net increase in cash and cash equivalents	—	3
Cash and cash equivalents, beginning of period	2	1
Cash and cash equivalents, end of period	$2	$4

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “IOR”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company is headquartered in Dallas, Texas, and its common stock trades on the NYSE MKT under the symbol (“IOR”).

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.25% of the Company’s common stock. Effective July 17, 2009, IOR’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries. IOR is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL and its ultimate parent, May Realty Holdings, Inc. (“MRHI”). We have no employees.

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At March 31, 2018, our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $13.6 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of December 31, 2017, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

The year-end Consolidated Balance Sheet at December 31, 2017, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain 2017 Consolidated Financial Statement amounts have been reclassified to conform to the 2018 presentation.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. Upon adoption, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning period, respectively, in the Company’s consolidated statement of cash flows for all periods presented. Upon adoption, separate line items showing changes in restricted cash balances will be eliminated from the Company’s consolidated statement of cash flows. The Company does not believe the adoption of this guidance had a material impact on its consolidated financial statements.

NOTE 2. REAL ESTATE ACTIVITY

As of March 31, 2018, our real estate land holdings consisted of 131.1 acres of developable land, located in Farmers Branch, Texas, held subject to a sales contract. In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the note is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.

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

At March 31, 2018, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $13.6 million. As of March 31, 2018, we recognized interest income of $0.7 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Accrued interest			442
Total Performing			$13,568

All are related party notes.

NOTE 4. MERCER CLOSING NOTE

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

The agreement provides for excess cash to be invested in and managed by our Advisor, Pillar, a related party. The table below reflects the various transactions between IOR, Pillar, and TCI (dollars in thousands):

	TCI	Pillar	Total
Balance, December 31, 2017	$49,631	$—	$49,631
Cash transfers	—	843	843
Advisory fees	—	(164)	(164)
Net income fee	—	(53)	(53)
Cost reimbursements	—	(65)	(65)
Interest income	598	—	598
Balance, March 31, 2018	$50,229	$561	$50,790

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

Presented below is the operating segment information for the three months ended March 31, 2018 and 2017 (dollars in thousands):

For the Three Months Ended March 31, 2018	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income	—	1,042	1,042
Segment operating income (loss)	$—	$1,042	$1,042

Real estate assets	$22,717	—	$22,717

For the Three Months Ended March 31, 2017	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income	—	1,089	1,089
Segment operating income (loss)	$—	$1,089	$1,089

Real estate assets	$22,717	—	$22,717

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Segment operating income	$1,042	$1,089
Other non-segment items of income (expense)
General and administrative	(123)	(130)
Net income fee	(53)	(60)
Advisory fee to related party	(164)	(162)
Net income from continuing operations	$702	$737

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	March 31,
	2018	2017
Real estate assets	$22,717	$22,717
Notes and interest receivable	13,568	22,916
Other assets	52,309	41,516
Total assets	$88,594	$87,149

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation. The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2018, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of March 31, 2018, we owned 131.1 developable acres of land held subject to a sales contract, located in Texas. We have no employees.

Our primary source of revenue is from the interest income on approximately $13.6 million of notes receivable due from related parties.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2018 and 2017, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held subject to a sales contract. Our operating expenses consists mainly of general and administration costs related to the Company.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

We had net income of $702,000 or $0.17 per diluted earnings per share for the three months ended March 31, 2018, compared to net income of $737,000 or $0.18 per diluted earnings per share for the same period ended 2017.

Revenues

Land held subject to a sales contract is our sole operating segment. There was no income generated from this segment for the three months ended March 31, 2018, nor for the prior period ended March 31, 2017.

Expenses

There were no property operating expenses for the three months ended March 31, 2018, as there were no property operating expenses during the prior period.

General and administrative expenses were $123,000 for the three months ended March 31, 2018. This represents a decrease of $7,000, as compared to the prior period general and administrative expenses of $130,000. This decrease was primarily due to a decrease in regular audit and tax fees offset by an increase in administration expenses paid to a related party.

Advisory fees were $164,000 for the three months ended March 31, 2018. This represents an increase of $2,000, as compared to the prior period advisory fees of $162,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee decreased $7,000 for the three months ended March 31, 2018 to $53,000, compared to $60,000 during the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $1.0 million for the three months ended March 31, 2018. This represents a decrease of approximately $100,000 as compared to interest income of $1.1 million for the three months ended March 31, 2017. This decrease was primarily due to a decrease in the receivable amount owed from our Advisor.

The Company did not pay any mortgage and loan interest for the three months ending March 31, 2018, which is the same occurrence as during the prior period.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	March 31,
	2018	2017	Variance
Net cash provided by operating activities	$1,159	$1,490	$(331)
Net cash used in investing activities	$(1,159)	$(1,487)	$328
Net cash used in financing activities	$—	$—	$—

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash for operations is from interest income on notes receivable.

Our primary cash outlays for investing activities are for investment of excess cash with our Advisor. The investing activity in the current period was mainly due to the proceeds received on the notes receivable, allowing the Company to invest additional net cash with our Advisor.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.

We did not pay quarterly dividends in 2018 or 2017.

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

Tax Matters

IOR is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”), and IOR.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOT has taxable income for the first three months of 2018 on a standalone basis. This taxable income will be offset by the sharing of NOLs from the MRHI consolidated group.

At March 31, 2018, IOT had a net deferred tax asset of approximately $800,000 due to tax deductions available to it in future years on a standalone basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2018 the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first quarter of 2018. As of March 31, 2018, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 15, 2018	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)