Form 10-Q
period 2018-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2018-08-13
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 13, 2018)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
	(dollars in thousands, except par value amount)
Assets

Real estate land holdings subject to sales contract, at cost	$22,717	$22,717
Total real estate	22,717	22,717

Notes and interest receivable from related parties	14,015	14,030
Total notes and interest receivable	14,015	14,030
Cash and cash equivalents	—	2
Receivable and accrued interest from related parties	51,783	49,631
Other assets	793	1,517
Total assets	$89,308	$87,897

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$12	$10
Total liabilities	12	10
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2018 and 2017	42	42
Treasury stock at cost, 5,461 shares in 2018 and 2017	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	27,338	25,929
Total shareholders’ equity	89,296	87,887
Total liabilities and shareholders’ equity	$89,308	$87,897

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—	$—

Expenses:
Property operating expenses	—	—	—	—
General and administrative (including $69 and $57 for the three months and $133 and $111 for the six months ended 2018 and 2017, respectively, to related parties)	153	119	276	249
Net income fee to related party	53	77	106	137
Advisory fee to related party	168	164	332	326
Total operating expenses	374	360	714	712
Net operating loss	(374)	(360)	(714)	(712)

Other income (expenses):
Interest income from related parties	1,081	1,119	2,123	2,208
Other Income	—	250	—	250
Total other income	1,081	1,369	2,123	2,458

Income before taxes	707	1,009	1,409	1,746

Net income	$707	$1,009	$1,409	$1,746

Earnings per share - basic and diluted
Net income	$0.17	$0.24	$0.34	$0.42

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2018
(dollars in thousands)
(Unaudited)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2017	$87,887	4,173,675	$42	$(39)	$61,955	$25,929

Net income	1,409	—	—	—	—	1,409
Balance, June 30, 2018	$89,296	4,173,675	$42	$(39)	$61,955	$27,338

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,409	$1,746
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Decrease (increase) in assets:
Accrued interest receivable from related parties	15	1,453
Other Assets	724	208
Increase (decrease) in other liabilities	2	(13)
Net cash provided by operating activities	2,150	3,394

Cash Flow From Investing Activities:
Proceeds from notes receivable	—	7,145
Related party receivables	(2,152)	(10,540)
Net cash used in investing activities	(2,152)	(3,395)

Net increase in cash and cash equivalents	(2)	(1)
Cash and cash equivalents, beginning of period	2	1
Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “IOR”, “the Company”, “we”, “our”, “us” refer to Income Opportunity Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. Income Opportunity Realty Investors, Inc. is the successor to a California business trust organized on December 14, 1984, which commenced operations on April 10, 1985. The Company is headquartered in Dallas, Texas, and its common stock trades on the NYSE American under the symbol (“IOR”).

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

Our primary business is investing in real estate and mortgage receivables. Land held for development or sale is our sole operating segment. At June 30, 2018, our land consisted of 131.1 acres of developable land held subject to a sales contract. All of our land holdings are located in Farmers Branch, Texas. The principal source of revenue for the Company is interest income on approximately $13.1 million of notes receivable due from related parties.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of December 31, 2017, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

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

Newly Issued Accounting Pronouncements

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new guidance, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new guidance does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company does not believe the adoption of this guidance had a material impact on its financial statements.

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

NOTE 2. REAL ESTATE ACTIVITY

As of June 30, 2018, our real estate land holdings consisted of 131.1 acres of developable land, located in Farmers Branch, Texas, held subject to a sales contract. In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for all of the developable land owned by the Company. In addition, TCI, ARL and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of the proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the note is collected. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.

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

At June 30, 2018, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $14.0 million. As of June 30, 2018, we recognized interest income of $0.9 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Accrued interest			889

Total Performing			$14,015

All are related party notes.

NOTE 4. MERCER CROSSING

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

TCI
Balance, December 31, 2017	$49,631
Cash transfers	767
Advisory fees	(332)
Net income fee	(106)
Cost reimbursements	(133)
Expenses paid by Advisor	723
Interest income	1,233
Balance, June 30, 2018	$51,783

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

Presented below is the operating segment information for the three months ended June 30, 2018 and 2017 (dollars in thousands):

For the Three Months Ended June 30, 2018	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	1,081	1,081
Segment operating income	$—	$1,081	$1,081

Real estate assets	$22,717	$—	$22,717

For the Three Months Ended June 30, 2017	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	1,119	1,119
Segment operating income	$—	$1,119	$1,119

Real estate assets	$22,717	$—	$22,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended June 30,
	2018	2017
Segment operating income	$1,081	$1,119
Other non-segment items of income (expense)
General and administrative	(153)	(119)
Net income fee	(53)	(77)
Advisory fee to related party	(168)	(164)
Other income	—	250
Net income from continuing operations	$707	$1,009

Presented below is the operating segment information for the six months ended June 30, 2018 and 2017 (dollars in thousands):

For the Six Months Ended June 30, 2018	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	2,123	2,123
Segment operating income	$—	$2,123	$2,123

For the Six Months Ended June 30, 2017	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	2,208	2,208
Segment operating income	$—	$2,208	$2,208

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Segment operating income	$2,123	$2,208
Other non-segment items of income (expense)
General and administrative	(276)	(249)
Net income fee to related party	(106)	(137)
Advisory fee to related party	(332)	(326)
Other income	—	250
Net income from continuing operations	$1,409	$1,746

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of June 30,
	2018	2017
Real estate assets	$22,717	$22,717
Notes and interest receivable	14,015	15,061
Other assets	52,576	50,357
Total assets	$89,308	$88,135

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation. The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2018, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

Overview

We are an externally advised and managed real estate investment company that currently owns land held for development or sale. As of June 30, 2018, we owned 131.1 developable acres of land held subject to a sales contract, located in Texas. We have no employees.

Our primary source of revenue is from the interest income on approximately $13.1 million of notes receivable due from related parties.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the six months ended June 30, 2018 and 2017, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held subject to a sales contract. Our operating expenses consist mainly of general and administration costs related to the Company.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended June 30, 2018 to the same period ended 2017:

We had net income of $0.7 million or $0.17 per diluted share for the three months ended June 30, 2018, as compared to net income of $1.0 million or $0.24 per diluted share for the same period ended 2017.

Revenues

Land held subject to a sales contract is our sole operating segment. There was no income generated from this segment for the three months ended June 30, 2018 and the prior period ended 2017.

Expenses

There were no property operating expenses for the three months ended June 30, 2018 as well as in the prior period.

General and administrative expenses were $153,000 for the three months ended June 30, 2018. This represents an increase of $34,000, as compared to the prior period general and administrative expenses of $119,000. This increase was primarily due to an increase in audit fees and cost reimbursements to our Advisor of approximately $44,000 offset by a decrease in legal fees of approximately $10,000.

Advisory fees were $168,000 for the three months ended June 30, 2018 compared to $164,000 for the same period of 2017 for an increase of $4,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party decreased $24,000 to $77,000 for the three months ended June 30, 2018 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income remained constant at approximately $1.1 million for the three months ended June 30, 2018 and 2017.

Comparison of the six months ended June 30, 2018 to the same period ended 2017:

We had net income of $1.4 million or $0.34 earnings per diluted share for the six months ended June 30, 2018 compared to net income of $1.7 million or $0.42 earnings per diluted share for the same period in 2017.

Revenues

Land held for development or sale is our sole operating segment. There was no income generated from this segment for the six months ended June 30, 2018 and 2017.

Expenses

There were no property operating expenses for the six months ended June 30, 2018 as well as in the prior period.

General and administrative expenses were $276,000 for the six months ended June 30, 2018 compared to $249,000 for the prior period for an increase of $27,000. The increase was primarily due to an increase in audit and stock transfer fees and cost reimbursements to our Advisor of approximately $38,000 offset by a decrease in legal fees of approximately $9,000.

Advisory fees were $332,000 for the six months ended June 30, 2018 compared to $326,000 for the same period of 2017 for an increase of $6,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party decreased $31,000 for the six months ended June 30, 2018 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $2.1 million for the six months ended June 30, 2018. This represents a decrease of $0.1 million as compared to interest income of $2.2 million for the six months ended June 30, 2017.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	June 30,
	2018	2017	Variance

Net cash provided by operating activities	$2,150	$3,394	$(1,244)
Net cash used in investing activities	$(2,152)	$(3,395)	$1,243
Net cash used in financing activities	$—	$—	$—

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

We did not pay quarterly dividends during the six months ended June 30 2018 and 2017.

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

Tax Matters

IOR is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”), and IOR

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the first six months of 2018 on a stand-alone basis. This taxable income will be offset by the sharing of NOLs from the MRHI consolidated group.

At June 30, 2018, IOR had a net deferred tax asset of approximately $800,000 due to tax deductions available to it in future years on a stand-alone basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2018, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the second quarter of 2018. As of June 30, 2018, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 13, 2018	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)