Form 10-Q
period 2018-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2018-11-13
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at November 13, 2018)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$—	$22,717
Total real estate	—	22,717
Notes and interest receivable from related parties	13,577	14,030
Total notes and interest receivable	13,577	14,030
Cash and cash equivalents	1	2
Receivable and accrued interest from related parties	81,720	49,631
Other assets	—	1,517
Total assets	$95,298	$87,897
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$14	$10
Total liabilities	14	10
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2018 and 2017	42	42
Treasury stock at cost, 5,461 shares in 2018 and 2017	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	33,326	25,929
Total shareholders' equity	95,284	87,887
Total liabilities and shareholders' equity	$95,298	$87,897

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—	$—

Expenses:
Property operating expenses	—	—	—	—
General and administrative (including $67 and $63 for the three months and $201 and $174 for the nine months ended 2018 and 2017, respectively, to related parties)	83	93	359	342
Net income fee to related party	383	53	489	189
Advisory fee to related party	168	166	500	493
Total operating expenses	634	312	1,348	1,024
Net operating loss	(634)	(312)	(1,348)	(1,024)

Other income (expenses):
Interest income from related parties	1,201	924	3,324	3,133
Other Income	—	—	—	250
Total other income	1,201	924	3,324	3,383
Income before gain on sale of real estate land	567	612	1,976	2,359
Gain on sale of real estate land	7,323	—	7,323	—
Income before taxes	7,890	612	9,299	2,359
Income tax (expense) - current	(1,902)	—	(1,902)	—
Net income	$5,988	$612	$7,397	$2,359

Earnings per share - basic and diluted
Net income	$1.44	$0.15	$1.77	$0.57

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018

(dollars in thousands)

(Unaudited)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2017	$87,887	4,173,675	$42	$(39)	$61,955	$25,929
Net income	7,397	—	—	—	—	7,397
Balance, September 30, 2018	$95,284	4,173,675	$42	$(39)	$61,955	$33,326

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$7,397	$2,359
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Gain on sale of real estate land	(7,323)	—
(Increase) decrease in assets:
Accrued interest receivable from related parties	453	10,082
Other assets	725	208
Increase (decrease) in other liabilities	4	(23)
Net cash provided by operating activities	1,256	12,626

Cash Flow From Investing Activities:
Transfer to related party	(23,807)	(12,623)
Proceeds from sale of real estate land	22,550	—
Net cash used in investing activities	(1,257)	(12,623)
Net (decrease) increase in cash and cash equivalents	(1)	3
Cash and cash equivalents, beginning of period	2	1
Cash and cash equivalents, end of period	$1	$4

Other Non Cash Items:
Non cash transfer of land to related party	$(7,490)	$—
Utilization of deferred tax asset	$(792)	$—

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of December 31, 2017, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

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

NOTE 2. REAL ESTATE ACTIVITY

At November 2015, Company real estate land holdings, carried at cost of $22.7 million, consisted of 131.1 acres of developable land, located in Farmers Branch, Texas. In November 2015, the Company entered into a sales contract with an unrelated party (the “Developer”). The contract was for all of the developable land owned by the Company as well as other land held by TCI, ARL and Realty Advisors, Inc. (“RAI”) (collectively the “seller”). Total consideration for the sale was $75 million. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At closing, due to the inadequate down payment from the buyer and the level of seller financing involved, the transaction was accounted for under the deposit method. Under the deposit method, no revenue was recognized and the asset sold remained on the books until the criteria for full revenue recognition is met.

In the third quarter of 2018, the criteria for full accrual accounting was met, and approximately $22.5 million of sales proceeds were recognized under the contract. Sales to unrelated third parties, by the Developer, of real estate carried at cost of $15.1 million, resulted in a gain on sale of $7.3 million to the Company. The unsold balance of land, subject to the original sales contract, was deeded to TCI on August 22, 2018 by the buyer. In connection with the transfer of legal title to TCI by the buyer, the Company transferred its remaining real estate to TCI for its book value of $7.5 million. As of August 22, 2018, the Company had no real estate holdings.

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

All of the Company’s notes receivable are with UHF. As of January 1, 2013, the Company agreed to extend the maturity on the notes receivable from UHF for an additional term of five years for the early termination of the preferred interest rate period. The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%. The notes mature in December 2032 and have interest rates of 12.0%.

At September 30, 2018, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $13.6 million. As of September 30, 2018, we recognized interest income of $1.3 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Accrued interest			451

Total Performing			$13,577

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

TCI
Balance, December 31, 2017	$49,631
Cash transfers	1,645
Advisory fees	(500)
Net income fee	(489)
Cost reimbursements	(201)
Expenses paid by advisor	722
Proceeds from sale of land	22,550
Transfer additional real estate land	7,490
Interest income	1,982
Income tax	(1,902)
Deferred tax asset	792
Balance, September 30, 2018	$81,720

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

Presented below is the operating segment information for the three months ended September 30, 2018 and 2017 (dollars in thousands):

For the Three Months Ended September 30, 2018	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	1,201	$1,201
Gain on real estate land sales		7,323	7,323
Income tax expense		(1,902)	(1,902)
Segment operating income	$—	$6,622	$6,622

For the Three Months Ended September 30, 2017	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	924	924
Segment operating income	$—	$924	$924

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	September 30,
	2018	2017
Segment operating income	$6,622	$924
Other non-segment items of income (expense)
General and administrative	(83)	(93)
Net income fee	(383)	(53)
Advisory fee to related party	(168)	(166)
Net income from continuing operations	$5,988	$612

Presented below is the operating segment information for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

For the Nine Months Ended September 30, 2018	Land	Other	Total
Interest income from related parties	$—	$3,324	$3,324
Gain on real estate land sales	—	7,323	7,323
Income tax expense		(1,902)	(1,902)
Segment operating income	$—	$8,745	$8,745

Real estate assets	$—	$—	$—

For the Nine Months Ended September 30, 2017	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	3,133	3,133
Segment operating income	$—	$3,133	$3,133

Real estate assets	$22,717	$—	$22,717

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Segment operating income	$8,745	$3,133
Other non-segment items of income (expense)
General and administrative	(359)	(342)
Net income fee to related party	(489)	(189)
Advisory fee to related party	(500)	(493)
Other income	—	250
Income tax expense	—	—
Net income from continuing operations	$7,397	$2,359

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of September 30,
	2018	2017
Real estate assets	$—	$22,717
Notes and interest receivable	13,577	13,577
Other assets	81,721	52,444
Total assets	$95,298	$88,738

NOTE 6. TAXES

IOR has taxable income for the nine months ended September 30, 2018 on a standalone basis. This taxable income will be offset by the sharing of NOLs from the MRHI consolidated group.  The income tax expense for the nine months ended September 30, 2018 is $1.9 million.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation. The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2018, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

The accompanying unaudited Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of September 30, 2018, IOR is not the primary beneficiary of a VIE.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and nine months ended September 30, 2018 and 2017, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our current operations consist of land held subject to a sales contract. Our operating expenses consist mainly of general and administration costs related to the Company.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended September 30, 2018 to the same period ended 2017:

We had net income of $5.9 million or $1.44 per diluted share for the three months ended September 30, 2018, as compared to net income of $0.6 million or $0.15 per diluted share for the same period ended 2017.

Revenues

Land held subject to a sales contract is our sole operating segment.  There was no income generated from this segment for the three months ended September 30, 2017. As of September 30, 2018, all land was sold and a gain in the amount of $7.3 million was recognized.

Expenses

There were no property operating expenses for the three months ended September 30, 2018 as well as in the prior period.

General and administrative expenses were $83,000 for the three months ended September 30, 2018. This represents a decrease of $10,000, as compared to the prior period general and administrative expenses of $93,000. This decrease was primarily due to an increase in audit fees and cost reimbursements to our Advisor of approximately $2,000 offset by a decrease in legal fees of approximately $12,000.

Advisory fees were $168,000 for the three months ended September 30, 2018 compared to $166,000 for the same period of 2017 for an increase of $2,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party increased $330,000 to $383,000 for the three months ended September 30, 2018 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income increased to $1.2 million for the three months ended September 30, 2018 compared to $0.9 million for the same period of 2017.  The increase of $0.3 million was due primarily to increase in advisory fee balance.

Comparison of the nine months ended September 30, 2018 to the same period ended 2017:

We had net income of $7.4 million or $1.77 earnings per diluted share for the nine months ended September 30, 2018 compared to net income of $2.4 million or $0.57 earnings per diluted share for the same period in 2017.

Revenues

Land held for development or sale is our sole operating segment.  There was no income generated from this segment for the nine months ended September 30, 2017. As of September 30, 2018, all land was sold and a gain in the amount of $7.3 million was recognized.

Expenses

There were no property operating expenses for the nine months ended September 30, 2018 as well as in the prior period.

General and administrative expenses were $359,000 for the nine months ended September 30, 2018 compared to $342,000 for the prior period for an increase of $17,000. The increase was primarily due to an increase in audit and stock transfer fees and cost reimbursements to our Advisor of approximately $39,000 offset by a decrease in legal fees of approximately $22,000.

Advisory fees were $500,000 for the nine months ended September 30, 2018 compared to $493,000 for the same period of 2017 for an increase of $7,000. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party increased $300,000 for the nine months ended September 30, 2018 compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $3.3 million for the nine months ended September 30, 2018. This represents an increase of $0.2 million as compared to interest income of $3.1 million for the nine months ended September 30, 2017.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	September 30,
	2018	2017	Variance

Net cash provided by operating activities	$1,256	$12,626	$(11,370)
Net cash used in investing activities	$(1,257)	$(12,623)	$11,366
Net cash used in financing activities	$—	$—	$—

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

We did not pay quarterly dividends during the nine months ended September 30 2018 and 2017.

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

Tax Matters

IOR is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting.  There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”), and IOR

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  IOR has taxable income for the first nine months of 2018 on a standalone basis.   This taxable income will be offset by the sharing of NOLs from the MRHI consolidated group.  The income tax expense for the nine months ending September 30, 2018 is $1.9 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2018, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

ITEM 4.	CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Company’s Principal Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in  a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the second quarter of 2018. As of September30, 2018, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 13, 2018	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)