Form 10-K
period 2018-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2019-04-01
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-14784

Income Opportunity Realty Investors, Inc.

Nevada	75-2615944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1603 LBJ Freeway, Suite 800 Dallas, Texas (Address of principal executive offices)	75234 (Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the last sale at the close of business on June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,429,607. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 29, 2019, there were 4,168,214 shares of common stock outstanding.

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

Transcontinental Realty Investors, Inc. (“TCI”), owns approximately 81.12% of IOR’s outstanding shares of Common Stock. Accordingly, IOR’s financial results are consolidated with those of TCI. IOR is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent, American Realty Investors, Inc. “ARL”, and its ultimate parent, May Realty Holdings, Inc. (“MRHI”), a Nevada Corporation.

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

Business Plan

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. At December 31, 2018, we had no real estate holdings. The principal source of revenue for the Company is interest income on approximately $92.1 million of notes receivable due from related parties, out of which, $13.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 3).

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

We may invest in land or other real estate holdings that are concentrated in our primary markets, and we therefore may suffer economic harm as a result of adverse conditions in those markets.

We may acquire land or other real estate holdings that are located principally in a specific geographic area in Farmers Branch, Texas. Due to the potential concentration of our properties in this area, performance is dependent on economic conditions. This area has experienced periods of economic decline in the past, and may do so in the future.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources on which we rely. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

	●	general economic conditions affecting these markets;

	●	our own financial structure and performance;

`	●	the market’s opinion of real estate companies in general; and

	●	the market’s opinion of real estate companies that own properties like ours.

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

At December 31, 2018, we did not own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to, and in the ordinary course of, its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. While only in the early stages of defending the case, it is not clear that Plaintiff owns any shares of Common Stock of IOR or would be a proper representative of IOR or a class of minority stockholders.

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

	2018		2017
	High	Low	High	Low
First Quarter	$12.45	$9.26	$10.20	$7.25
Second Quarter	$14.25	$10.43	$9.90	$8.31
Third Quarter	$13.98	$11.43	$10.28	$8.51
Fourth Quarter	$12.67	$10.24	$12.08	$8.64

On March 27, 2019, the closing sale price of the Company’s common stock on the NYSE American was $11.36 per share. The approximate number of record holders of our common stock at March 27, 2019 was 792.

IOR’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOR’s common stock were declared in 2018, 2017, or 2016. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during 2018. As of December 31, 2018, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA

INCOME OPPORTUNITY REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$—	$—	$—	$—	$—
Total operating expenses	1,810	1,348	1,292	1,418	1,518
Operating loss	(1,810)	(1,348)	(1,292)	(1,418)	(1,518)
Other income, net of other expenses	4,880	4,487	4,494	3,724	4,023
Income before gain on land sales, non-controlling interest, and taxes	3,070	3,139	3,202	2,306	2,505
Gain on sale of real estate land	7,323	—	—	—	—
Income tax expense	(2,183)	(1,631)	(1,121)	(807)	(946)
Net income from continuing operations	8,210	1,508	2,081	1,499	1,559
Net income	$8,210	$1,508	$2,081	$1,499	$1,559

PER SHARE DATA
Earnings per share - basic
Net income from continuing operations	$1.97	$0.36	$0.50	$0.36	$0.37
Net income applicable to common shares	$1.97	$0.36	$0.50	$0.36	$0.37
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Net income from continuing operations	$1.97	$0.36	$0.50	$0.36	$0.37
Net income applicable to common shares	$1.97	$0.36	$0.50	$0.36	$0.37
Weighted average common shares used in computing diluted earnings per share	4,168,214	4,168,214	4,168,214	4,168,214	4,168,214

BALANCE SHEET DATA
Real estate, net	$—	$22,717	$22,717	$22,717	$25,717
Receivables and accrued interest from related parties	82,089	49,631	37,768	34,313	40,460
Notes and interest receivable from related parties, net	14,030	14,030	23,659	24,882	25,635
Total assets	96,123	87,897	86,402	84,304	93,076
Notes and interest payables	—	—	—	—	10,240
Shareholders’ equity	96,097	87,887	86,379	84,298	82,799
Book value per share	23.05	21.09	20.72	20.22	19.86

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our primary business is in real estate holdings and investment in mortgage receivables. Land held for development or sale is our sole operating segment. The principal source of revenue for the Company is interest income on approximately 92.1 million of note receivables due from related parties.

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

The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of December 31, 2018, IOR is not the primary beneficiary of a VIE.

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

Management reviews the carrying values of our properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicates that impairment may exist. Impairment is considered to exist if the future cash flow from a property (undiscounted and without interest) is less than the carrying amount of the property. The property review generally includes: (1) selective property inspections; (2) a review of the property’s current rents compared to market rents; (3) a review of the property’s expenses; (4) a review of maintenance requirements; (5) a review of the property’s cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. The note receivable review includes an evaluation of the collateral property securing such note. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. We did not record any impairment charges for the years ended December 31, 2018 and 2017.

Related parties

We apply ASC 850, Related Party Disclosures, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Contractual Obligations

At December 31, 2018, the Company had no outstanding debt, lease or purchase obligations.

Newly Issued Accounting Pronouncements

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new guidance, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new guidance does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our financial statements or results of operations.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2018, 2017, and 2016 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

We had a net income applicable to common shares of $8.2 million or $1.97 per diluted earnings per share for the year ended December 31, 2018, compared to a net income applicable to common shares of $1.5 million or $0.36 per diluted earnings per share for the same period ended 2017.

Revenue

Land held subject to a sales contract was our sole operating segment. There was no income generated from this segment for the years ended December 31, 2018 and December 31, 2017.

Expenses

General and administrative expenses were $494,000 for the year ended December 31, 2018. This represents an increase of $56,000 compared to general and administrative expenses of $438,000 for the year ended December 31, 2017. This increase was primarily due to an increase in reimbursements to Pillar and stock transfer agent fees of approximately $50,000 and $9,000, respectively.

Net income fee to related party was $631,000 for the year ended December 31, 2018. This represents an increase of $381,000, compared to the net income fee of $250,000 for the year ended December 31, 2017. The net income fee paid is calculated at the rate of 7.5% of net income.

Advisory fees were $685,000 for the year ended December 31, 2018. This represents an increase of $25,000 compared to advisory fees of $660,000 for the year ended December 31, 2017. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $4.9 million for the year ended December 31, 2018. This represents an increase of $0.7 million, compared to interest income of $4.2 million for the year ended December 31, 2017. This increase was primarily due to an increase in the receivable amount owed from our Advisor.

Income tax expense was $2.2 million for the year ended December 31, 2018 compared to income tax expense of $1.6 million for the year ended December 31, 2017. Net income before taxes was $10.4 million for the year ended December 31, 2018. This represents an increase of $7.2 million compared to net income before taxes of $3.2 million for the year ended December 31, 2017.

Gain on land sales increased by $7.3 million for the year ended December 31, 2018, compared to the same period a year ago, as a result of the sale of real estate holdings during the third quarter for approximately $22.5 million.

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

Expenses

General and administrative expenses were $438,000 for the year ended December 31, 2017. This represents an increase of $42,000 compared to general and administrative expenses of $396,000 for the year ended December 31, 2016. This increase was primarily due to an increase in legal expenses, audit fees, stock transfer agent fees and reimbursements to Advisor.

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

Liquidity and Capital Resources

General

Our principal liquidity needs are to fund normal recurring expenses, and property acquisitions. And our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $4,000 and $2,000 as of December 31, 2018 and 2017, respectively. The increase was a result of the following increases and decreases in cash flows:

	For the Years Ended December 31,
	2018	2017	Variance
	(dollars in thousands)
Net cash provided by operating activities	$1,628	$2,784	$(1,156)
Net cash used in investing activities	$(1,626)	$(2,783)	$1,157

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

We paid no dividends in 2018, 2017, or 2016. It is unlikely that we will pay any quarterly dividends in 2019.

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

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of
Income Opportunity Realty Investors, Inc.
Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and schedules collectively referred to as the “financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Supplemental Information

The supplemental information contained in Schedules III and IV has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with the Security and Exchange Commission’s rules. In our opinion, the supplemental information is fairly stated, in all material respects, the financial date required to be set forth therein in relation to the financial statements as a whole.

/s/ Swalm & Associates, P.C.

Swalm& Associates, P.C.

We have served as the Company’s auditor since 2004.

Richardson, Texas
March 31, 2019

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2018	2017

	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$—	$22,717
Total real estate	—	22,717

Notes and interest receivable from related parties	14,030	14,030
Total notes and interest receivable	14,030	14,030
Cash and cash equivalents	4	2
Receivable and accrued interest from related parties	82,089	49,631
Other assets	—	1,517
Total assets	$96,123	$87,897

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$26	$10
Total liabilities	26	10
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2018 and 2017	42	42
Treasury stock at cost, 5,461 shares in 2018 and 2017	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	34,139	25,929
Total shareholders’ equity	96,097	87,887
Total liabilities and shareholders’ equity	$96,123	$87,897

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues	$—	$—	$—

Expenses:
Property operating expenses	—	—	—
General and administrative (including $284, $234, and $213 for the year ended 2018, 2017, and 2016 respectively, to related parties)	494	438	396
Net income fee to related party	631	250	257
Advisory fee to related party	685	660	639
Total operating expenses	1,810	1,348	1,292
Net operating loss	(1,810)	(1,348)	(1,292)

Other income (expenses):
Interest income from related parties	4,880	4,237	4,494
Other Income	—	250	—
Total other income	4,880	4,487	4,494
Income before gain on sale of real estate land	3,070	3,139	3,202
Gain on sale of real estate land	7,323	—	—
Income before taxes	10,393	3,139	3,202
Income tax (expense) - current	(1,391)	(1,098)	(1,121)
Income tax expense - deferred	(792)	(533)	—
Net income	$8,210	$1,508	$2,081

Earnings per share - basic and diluted
Net income	$1.97	$0.36	$0.50

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2018

(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2015	$84,298	4,173,675	$42	$(39)	$61,955	$22,340
Net income	2,081	—	—	—	—	2,081
Balance, December 31, 2016	$86,379	4,173,675	$42	$(39)	$61,955	$24,421
Net income	1,508	—	—	—	—	1,508
Balance, December 31, 2017	$87,887	4,173,675	$42	$(39)	$61,955	$25,929
Net income	8,210	—	—	—	—	8,210
Balance, December 31, 2018	$96,097	4,173,675	$42	$(39)	$61,955	$34,139

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$8,210	$1,508	$2,081
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Gain on sale of real estate land	(7,323)	—	—
(Increase) decrease in assets:
Accrued interest receivable from related parties	—	549	1,223
Other assets	725	740	133
Increase (decrease) in other liabilities	16	(13)	17
Net cash provided by operating activities	1,628	2,784	3,454

Cash Flow From Investing Activities:
Proceeds from Net Receivables	—	9,080	—
Related Party Receivables	—	(11,863)	(3,455)
Transfer to related party	(24,176)	—	—
Proceeds from sale of real estate land	22,550	—	—
Net cash used in investing activities	(1,626)	(2,783)	(3,455)
Net (decrease) increase in cash and cash equivalents	2	1	(1)
Cash and cash equivalents, beginning of period	2	1	2
Cash and cash equivalents, end of period	$4	$2	$1

Other Non Cash Items:
Non cash transfer of land to related party	$(7,490)	$—	$—
Utilization of deferred tax asset	$(792)	$—	$—
Cash Paid for Income Taxes	$—	$—	$25

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

Certain balances in the 2016 and 2017 presentation have been reclassified to conform to the 2018 presentation.

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

Our primary business is investing in real estate and mortgage receivables.  At December 31, 2017, our land consisted of 131.1 acres of developable land held subject to a sales contract. During the third quarter of 2018, we recognized approximately $22.5 million of sales proceeds under this contract and recognized a gain on sale of approximately $7.3 million. As of December 31, 2018, we had no real estate holdings and our principal source of revenue is interest income on approximately $92.1 million of notes and other receivables due from related parties.

Basis of presentation. The Company presents it financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of December 31, 2018, IOR was not the primary beneficiary of a VIE.

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

Related parties. We apply ASC 850, Related Party Disclosures, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

During the third quarter of 2018, the criteria for full accrual accounting was met, and approximately $22.5 million of sales proceeds were recognized under the contract. Sales to unrelated third parties, by the Developer, of real estate carried at cost of $15.1 million, resulted in a gain on sale of $7.3 million to the Company. The unsold balance of land, subject to the original sales contract, was deeded to TCI on August 22, 2018 by the buyer. In connection with the transfer of legal title to TCI by the buyer, the Company transferred its remaining real estate to TCI for its book value of $7.5 million. As of December 31, 2018, the Company had no real estate holdings.

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

At December 31, 2018 and 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $14.0 million. As of December 31, 2018 and 2017, we recognized interest income of $1.8 million and $2.3 million, respectively, related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

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

	Years Ended December 31,
Fees:	2018	2017	2016
Advisory	685	660	639
Net income	631	250	257
	$1,316	$910	$896

Other Expense:
Cost reimbursements	284	234	213

Revenue:
Interest received	$3,086	$1,903	$1,484
	3,086	1,903	1,484

As of December 31, 2018, IOR has notes and interest receivable of $14.0 million due from Unified Housing Foundation, Inc. and recognized interest income of $1.8 million related to these notes receivable. (See details in Part 2, Item 8, above, Note 3. Notes and Interest Receivable from Related Parties.)

The following table reconciles the beginning and ending balances of amounts receivable from related parties as of December 31, 2018 and 2017 (dollars in thousands):

	TCI
	2018	2017
Balance, January 1	$49,631	$37,768
Cash transfers	1,603	12,736
Advisory fees	(685)	(660)
Net income fee	(631)	(251)
Cost reimbursements	(284)	(234)
Expenses paid by advisor	720	—
Transfer additional real estate land	7,490	—
Proceeds from sale of land	22,550	—
Interest income	3,086	1,903
Income tax	(2,183)	(1,631)
Deferred tax asset	792	—
Balance, December 31	$82,089	$49,631

IOR has a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2018.

NOTE 5.	DIVIDENDS

IOR’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOR’s common stock were declared in 2018, 2017, or 2016. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 6.	INCOME TAXES

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

For financial reporting purposes, income before income taxes were (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016

Income before income taxes	$10,393	$3,139	$3,202

For the year ended December 31, 2018, the book-tax difference is due to a temporary difference in taxable gain of approximately $7.3 million.

The expense for income taxes consists of (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016

Current:
Federal	$1,391	$1,098	$1,121

Deferred and Other:
Federal	792	533	—
Total Tax Expense	$2,183	$1,631	$1,121

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016

Income Tax Expense at Federal Statutory Rate	$2,183	$1,098	$1,121
Repricing of Deferred Assets Due to Change in Future Rates	—	533	—
Reported Income Tax Expense	$2,183	$1,631	$1,121
Effective Tax Rate	21.0%	52%	35%

The company is subject to taxation in the United States and various states. As of December 31, 2018, the Company’s tax years for 2017, 2016, and 2015 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S federal, state, or local examinations by tax authorities for the years ended before 2015.

On December 22, 2017, President Trump signed into law the Tax Act that significantly changes the United States federal income tax system. The Tax Act includes a number of changes in existing law including a permanent reduction in the federal income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. As a result of the reduction in the federal income tax rate to 21% and other changes under the Tax Act that impact timing differences, the tax assets of IOT had to be re-priced to reflect the new rate for future years with the resulting impact on the 2017 provision for income taxes.

Components of the Net Deferred Tax Asset or Liability

	Years Ended December 31,
	2018	2017
	(In thousands)
Deferred Tax Assets:
Allowance for losses on Notes	$—	$383
Installment Note on Land Sale	—	2,876
Installment Note from Affiliate on Land Sale	—	2,503
Total Deferred Tax Assets	$—	$5,762
Less: Valuation Allowance		—
Total Net Deferred Tax Assets	$—	$5,762

Deferred Tax Liabilities:
Basis Differences for Fixed Assets	$—	$4,770
Deferred Gain Differences	—	200
Total Deferred Tax Liability	$—	$4,970

Net Deferred Tax Asset	$—	$792

Current Net Deferred Tax Asset	$—	$5,179
Long-Term Net Deferred Tax Liability	—	4,387
Net Deferred Tax Asset	$—	$792

With the disposition of all assets that could generate a deferred tax asset, there were no net deferred tax assets available at December 31, 2018.

NOTE 7.	OPERATING SEGMENTS

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

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are land and other (dollars in thousands):

For the Twelve Months Ended December 31, 2018	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	4,880	4,880
Gain on land sales	—	7,323	7,323
Segment operating income	$—	$12,203	$12,203

Real estate assets	$—	$—	$—

For the Twelve Months Ended December 31, 2017	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	4,237	4,237
Other income	—	250	250
Segment operating income	$—	$4,487	$4,487

Real estate assets	$22,717	$—	$22,717

For the Twelve Months Ended December 31, 2016	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	4,494	4,494
Segment operating income	$—	$4,494	$4,494

Real estate assets	$22,717	$—	$22,71 7

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Segment operating income	$12,203	$4,487	$4,494
Other non-segment items of income (expense)
General and administrative	(494)	(438)	(396)
Net income fee to related party	(631)	(250)	(257)
Advisory fee to related party	(685)	(660)	(639)
Income tax expense	(2,183)	(1,631)	(1,121)
Net income from continuing operations	$8,210	$1,508	$2,081

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2018	2017
Real estate assets	$—	$22,717
Notes and interest receivable	14,030	23,659
Other assets	82,093	40,026
Total assets	$96,123	$86,402

NOTE 8.	QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2018, 2017 and 2016:

	Three Months Ended 2018
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2018
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	340	374	634	462
Operating loss	(340)	(374)	(634)	(462)
Other income, net of other expenses	1,042	1,081	1,201	1,556
Gain on sale of real estate land	—	—	7,323	—
Income before gain on land sales, non-contolling interest, and taxes	702	707	7,890	1,094
Income tax expense	—	—	(1,902)	(281)
Net income	$702	$707	$5,988	$813

PER SHARE DATA
Earnings per share - basic and diluted
Net income applicable to common shares	$0.17	$0.17	$1.44	$0.19
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2017
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2017
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	352	360	312	324
Operating loss	(352)	(360)	(312)	(324)
Other income, net of other expenses	1,089	1,369	924	1,105
Income before gain on land sales, non-contolling interest, and taxes	737	1,009	612	781
Income tax expense	—	—	—	(1,631)
Net income (loss)	$737	$1,009	$612	$(850)

PER SHARE DATA
Earnings per share - basic and diluted
Net income (loss) applicable to common shares	$0.18	$0.24	$0.15	$(0.20)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2016
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2016
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	318	342	343	289
Operating loss	(318)	(342)	(343)	(289)
Other income, net of other expenses	1,211	1,085	1,095	1,103
Income before gain on land sales, non-contolling interest, and taxes	893	743	752	814
Income tax expense	—	—	(25)	(1,096)
Net income (loss)	$893	$743	$727	$(282)

PER SHARE DATA
Earnings per share - basic and diluted
Net income (loss) applicable to common shares	$0.21	$0.18	$0.17	$(0.07)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

NOTE 9. COMMITMENTS, CONTINGENCIES AND LIQUIDITY

Litigation

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to, and in the ordinary course of, its business and, in the opinion of management; the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. While only in the early stages of defending the case, it is not clear that Plaintiff owns any shares of Common Stock of IOR or would be a proper representative of IOR or a class of minority stockholders.

Liquidity

Management anticipates that IOR will generate excess cash from operations in 2019 due to the interest collected from notes receivable. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 1, 2019, the date the financial statements were available to be issued, and has determined that there are none to be reported.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate

December 31, 2018

		Initial Cost			Gross Amounts at Which Carried at End of Year
	Encumbrances	Land [1]	Building & Improvements	Cost Capitalized Subsequent to Acquisition and Improvements	Land	Building & Improvements	Total
(dollars in thousands)

Properties Held for Investment
Land, Farmers Branch, TX	$—	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—	$—

1.	All land holdings were sold in the third quarter of 2018.

December 31, 2017

		Initial Cost			Gross Amounts at Which Carried at End of Year
	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition and Improvements	Land	Building & Improvements	Total
				(dollars in thousands)
Properties Held for Investment
Land, Farmers Branch, TX	$—	$22,713	$4	$—	$22,713	$4	$22,717

	$—	$22,713	$4	$—	$22,713	$4	$22,717

SCHEDULE III

(Continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate

For the Years Ended December 31,

	2018	2017	2016
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1	$22,717	$22,717	$22,717
Additions
Acquisitions and improvements	—	—	—
Deductions
Sale of real estate	22,717	—	—
Balance at December 31	$—	22,717	$22,717

Schedule IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans Receivable

December 31, 2018

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
							$14,030

Schedule IV (continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loan Receivables

For the Years Ended December 31,

	2018	2017	2016
	(dollars in thousands)

Balance at January 1,	$14,030	$23,659	$24,882
Additions
Increase of interest receivable on mortgage loans	—	(549)	3,011
Deductions
Amounts received	—	(9,080)	(4,234)
Balance at December 31,	$14,030	$14,030	$23,659

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER, age 68, Director, Affiliated, since February 2011 and Chairman of the Board since May 2011

Mr. Butler has served as Vice President Land Sales for Pillar Income Asset Management, LLC since April 2011. Mr. Butler has been a Director of the Company since February 2011 and Chairman of the Board since May 2011. He has also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL and Chairman of the Board since May 2009 and a Director since November 2005 of TCI.

ROBERT A. JAKUSZEWSKI, age 56, Director, Independent, since March 2004

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

TED R. MUNSELLE, age 63, Director, Independent, since May 2009

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since May 2009. He has also served as Director of ARL since February 2004 and Director of TCI since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOR has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. Mr. Munselle is a Certified Public Accountant. *Same note as ARI – shouldn’t it be listed that Mr. Munselle is also the qualified Audit Committee financial expert?

RAYMOND D. ROBERTS, SR., age 87, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held five meetings during 2018. For such year, no incumbent Director attended fewer than 86% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the periods that he or she served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the stockholders of the Company, and the Board and Committee meetings of which he or she is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. All members of the Audit Committee meet the experience requirements of the listing standards of the NYSE American. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met five times in 2018.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices related to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director’s independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Messrs. Jakuszewski, Munselle and Roberts (Chairman). All of the members of the Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met twice in 2018.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Messrs. Jakuszewski (Chairman), Munselle and Roberts. All of the members of the Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met twice in 2018.

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

The day following the annual meeting of stockholders held December 12, 2018 representing all stockholders of record dated November 8, 2018, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2019.

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

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence on March 22, 2018. During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between Directors or their related parties and members of the Company’s senior management or their related parties. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

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

DANIEL J. MOOS, 68

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

GENE S. BERTCHER, 70

Mr. Bertcher has served as Executive Vice President since May 2008, Chief Financial Officer since November 2009 and Treasurer since October 2013 of IOR, ARL and TCI. Mr. Bertcher has also served in the following capacities for New Concept Energy, Inc. “NCE”, a Nevada corporation which has its common stock listed on the NYSE: Director since June 2006, Chairman of the Board since December 2006, Chief Executive Officer since December 2006, President since November 2004, Chief Financial Officer since November 1989, Treasurer since November 1989 and Secretary since October 2012. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant.

LOUIS J. CORNA, 71

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary since February 2004 of IOR, ARL and TCI. He has also been Executive Vice President since March 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

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

Pillar may assign the Advisory Agreement only with the prior consent of IOR.

As of April 1, 2019, the principal officers and director of Pillar are set forth below:

Name	Director/Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer, Director
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel

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

Tax Sharing Agreement

IOR is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2018.

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

During 2018, $15,500 was paid to the non-employee Directors in total Directors’ fees. Those fees received by Directors were Robert A. Jakuszewski $5,000; Ted R. Munselle $5,500 and Raymond D. Roberts, Sr. $5,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2018, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 29, 2019.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,381,270	81.12%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 29, 2019:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**

Gene S Bertcher	3,381,270	(1)	81.12%
Henry A. Butler	3,381,270	(1)	81.12%
Louis J. Corna	3,381,270	(1)	81.12%
Robert A. Jakuszewski	3,381,270	(1)	81.12%
Daniel J. Moos	3,381,270	(1)	81.12%
Ted R. Munselle	3,381,270	(1)	81.12%
Raymond D. Roberts, Sr.	3,381,270	(1)	81.12%
All directors and executive officers as a group (7 people)	3,381,270	(1)	81.12%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 4,168,214 shares of Common Stock outstanding at March 29, 2019.

(1)	Includes 3,381,270 shares owned by TCI of which the Directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as Directors and executive officers. Each of the current Directors (Messrs. Butler, Munselle, Jakuszewski and.Roberts) and executive officers (Messrs. Moos, Bertcher, and Corna) of TCI disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

IOR is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2018 or 2017.

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

At December 31, 2018, TCI owned 3,381,270 shares of Common Stock of IOR (approximately 81.12%).  From time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms, are unsecured and have been reflected in the Company’s financial statements as receivables from or payables to related parties.  Such advances bear interest at 1% above the prime rate. During 2018, the Company recognized interest of approximately $2.0 million from Pillar related to the advances to date.

In 2018, pursuant to the Advisory fee agreement, the Company paid Pillar $0.7 million in advisory fees and $0.3 million in cost reimbursements. The Company also paid Pillar $0.6 million in net income fees.

As of December 31, 2018, the Company had notes and interest receivables of $14.0 million due from related parties. (See Note 3 Notes and Interest Receivable). During the current period, IOR recognized $1.8 million of interest income from these related party notes receivables.

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

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2018 and 2017 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

Type of Fees	2018	2017
Audit Fees	$72,210	$72,136
Total	$72,210	$72,136

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid during 2017 and 2018 were for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagements.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate IOR’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2017 and 2018 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

●	Report of Independent Certified Public Accountants

●	Consolidated Balance Sheets—December 31, 2018 and 2017

●	Consolidated Statements of Operations—years ended December 31, 2018, 2017 and 2016

●	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2018, 2017 and 2016

●	Consolidated Statements of Cash Flows—years ended December 31, 2018, 2017 and 2016

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

●	Schedule III—Real Estate and Accumulated Depreciation

●	Schedule IV—Mortgage Loan Receivables on Real Estate

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

Dated: April 1, 2019

By:	/ s/ Gene S. Bertcher
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER	Director	April 1, 2019
Henry A. Butler

/S/ ROBERT A. JAKUSZEWSKI	Director	April 1, 2019
Robert A. Jakuszewski

/S/ RAYMOND D. ROBERTS, SR.	Director	April 1, 2019
Raymond D. Roberts, Sr

/S/ TED R. MUNSELLE	Director	April 1, 2019
Ted R. Munselle

/S/ GENE S. BERTCHER	Executive Vice President and Chief	April 1, 2019
Gene S. Bertcher	Financial Officer (Principal Financial and
Accounting Officer)

/S/ DANIEL J. MOOS	President and Chief Executive Officer	April 1, 2019
Daniel J. Moos	(Principal Executive Officer)