Form 10-Q
period 2019-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2019-08-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

 (469) 522-4200

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IOR	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at August 14, 2019)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
	(dollars in thousands, except par value amount)
Assets
Notes and interest receivable from related parties	$14,015	$14,030
Total notes and interest receivable	14,015	14,030
Cash and cash equivalents	7	4
Receivable and accrued interest from related parties	84,163	82,089
Total assets	$98,185	$96,123

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$31	$26
Total liabilities	31	26
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2019 and 2018	42	42
Treasury stock at cost, 5,461 shares in 2019 and 2018	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	36,196	34,139
Total shareholders’ equity	98,154	96,097
Total liabilities and shareholders’ equity	$98,185	$96,123

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share amounts)
Expenses:
General and administrative (including $60 and $69 for the three months and $147 and $133 for the six months ended 2019 and 2018, respectively, to related parties)	$175	$153	$308	$276
Net income fee to related party	90	53	190	106
Advisory fee to related party	183	168	364	332
Total operating expenses	448	374	862	714
Net operating loss	(448)	(374)	(862)	(714)

Other income (expenses):
Interest income from related parties	1,677	1,081	3,319	2,123
Other Income	147	—	147	—
Total other income	1,824	1,081	3,466	2,123
Income before taxes	1,376	707	2,604	1,409
Income tax expense	289	—	547	—
Net income	$1,087	$707	$2,057	$1,409

Earnings per share - basic and diluted
Net income	$0.26	$0.17	$0.49	$0.34

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(dollars in thousands)

(Unaudited)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2018	$96,097	4,173,675	$42	$(39)	$61,955	$34,139
Net income	2,057	—	—	—	—	2,057
Balance, June 30, 2019	$98,154	4,173,675	$42	$(39)	$61,955	$36,196

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2017	$87,887	4,173,675	$42	$(39)	$61,955	$25,929
Net income	1,409	—	—	—	—	1,409
Balance, June 30, 2018	$89,296	4,173,675	$42	$(39)	$61,955	$27,338

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$2,057	$1,409
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
(Increase) decrease in assets:
Accrued interest receivable from related parties	15	15
Other assets	—	724
Increase (decrease) in other liabilities	5	2
Net cash provided by operating activities	2,077	2,150

Cash Flow From Investing Activities:
Related Party Receivables	(2,074)	(2,152)
Net cash used in investing activities	(2,074)	(2,152)
Net (decrease) increase in cash and cash equivalents	3	(2)
Cash and cash equivalents, beginning of period	4	2
Cash and cash equivalents, end of period	$7	$—

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

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. As of June 30, 2019 and December 31, 2018, we had no real estate holdings. At June 30, 2019, the principal source of revenue for the Company is interest income on approximately $95.4 million of receivables due from related parties, out of which, $13.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 2).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of June 30, 2019 and December 31, 2018, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

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

At June 30, 2019, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $14.0 million. As of June 30, 2019, we recognized interest income of $889 thousand related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Total Notes Receivable			13,126
Accrued interest			889
Total Performing			$14,015

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

The table below reflects the various transactions between IOR, Pillar, and TCI (dollars in thousands):

TCI
Balance, December 31, 2018	$82,089
Cash transfers	2,155
Advisory fees	(364)
Net income fee	(190)
Cost reimbursements	(1,954)
Expenses Paid by Advisor	(2)
Interest income	2,429
Balance, June 30, 2019	$84,163

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed and motions to dismiss the case in its entirety are currently pending.

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2019, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

As of June 30, 2019, our primary source of revenue is from the interest income on $95.4 million of receivables (out of which $13.1 million represents notes receivable) due from related parties.

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

The accompanying unaudited Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of June 30, 2019, IOR is not the primary beneficiary of a VIE.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and six months ended June 30, 2019 and 2018, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. As of June 30, 2019, we had no real estate holdings and our principal source of revenue is interest income generated from notes receivables due from related parties. We also receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. Our operating expenses consist mainly of general and administration costs related to the Company.

Comparison of the three months ended June 30, 2019 to the same period ended 2018:

We had net income of $1.0 million or $0.26 per diluted share for the three months ended June 30, 2019, compared to net income of $707 thousand or $0.17 per diluted share for the same period ended 2018.

Expenses

General and administrative expenses were $175 thousand for the three months ended June 30, 2019. This represents an increase of $22 thousand, compared to general and administrative expenses of $153 thousand for the three months ended June 30, 2018. This increase was primarily driven by an increase in legal fees of approximately $26 and regulatory fees of thousand and $4 thousand, respectively offset by a decrease in cost reimbursements to our Advisor of approximately $8 thousand.

Net income fee to related party was $90 thousand for the three months ended June 30, 2019. This represents an increase of $37 thousand, compared to the net income fee of $53 thousand for the three months ended June 30, 2018. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees were $183 thousand for the three months ended June 30, 2019 compared to $168 thousand for the same period in 2018 for an increase of $15 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income increased to $1.7 million for the three months ended June 30, 2019 compared to $1.1 million for the same period in 2018.  The increase of $600 thousand was primarily due to an increase in the receivable amount owed from our Advisor and other related parties.

Other income of $147 thousand for the three months ended June 30, 2019, represents a tax increment reimbursement from the City of Farmers Branch, Texas for previous infrastructure development performed by the Company.

Comparison of the six months ended June 30, 2019 to the same period ended 2018:

We had net income of $2.0 million or $0.49 earnings per diluted share for the six months ended June 30, 2019 compared to net income of $1.4 million or $0.34 earnings per diluted share for the same period in 2018.

Expenses

General and administrative expenses were $308 thousand for the six months ended June 30, 2019 compared to $276 thousand for the prior period for an increase of $32 thousand. The increase was primarily due to an increase in legal fees and cost reimbursements to our Advisor of approximately $25 thousand and $14 thousand offset by a decrease in regulatory fees of approximately $7 thousand.

Net income fee to related party increased by $84 thousand to $190 thousand for the six months ended June 30, 2019 compared to $106 thousand for the same period in 2018. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees were $364 thousand for the six months ended June 30, 2019 compared to $332 thousand for the same period of 2018 for an increase of $32 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $3.3 million for the six months ended June 30, 2019. This represents an increase of $1.2 million as compared to interest income of $2.1 million for the six months ended June 30, 2018, as a result to an overall increase in the receivable amount owed from our Advisor and other related parties.

Other income of $147 thousand for the six months ended June 30, 2019, represents a tax increment reimbursement from the City of Farmers Branch, Texas for previous infrastructure development performed by the Company.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Variance
	(dollars in thousands)
Net cash provided by operating activities	$2,077	$2,150	$(73)
Net cash used in investing activities	$(2,074)	$(2,152)	$78

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

We did not pay quarterly dividends during the six months ended June 30, 2019 and 2018.

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

Tax Matters

IOR is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting.  There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”), and IOR

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the first six months of 2019 on a standalone basis.  The income tax expense for the six months ended June 30, 2019 was $547 thousand.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2019, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first six months of 2019. As of June 30, 2019, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 14, 2019	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)