Form 10-Q
period 2019-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2019-11-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-14784

INCOME OPPORTUNITY REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2615944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Lyndon B. Johnson Freeway, Suite 800, Dallas, Texas 75234

(Address of principal executive offices) (Zip Code)

(469) 522-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IOR	NYSE American Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at November 14, 2019)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
	(dollars in thousands, except par value amount)
Assets

Notes and interest receivable from related parties	$13,578	$14,030
Total notes and interest receivable	13,578	14,030
Cash and cash equivalents	1	4
Receivable and accrued interest from related parties	85,629	82,089
Total assets	$99,208	$96,123

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$24	$26
Total liabilities	24	26
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2019 and 2018	42	42
Treasury stock at cost, 5,461 shares in 2019 and 2018	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	37,226	34,139
Total shareholders’ equity	99,184	96,097
Total liabilities and shareholders’ equity	$99,208	$96,123

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share amounts)
Expenses:
General and administrative (including $61 and $67 for the three months and $209 and $201 for the nine months ended 2019 and 2018, respectively, to related parties)	$99	$83	$407	$359
Net income fee to related party	83	383	273	489
Advisory fee to related party	186	168	550	500
Total operating expenses	368	634	1,230	1,348
Net operating loss	(368)	(634)	(1,230)	(1,348)

Other income (expenses):
Interest income from related parties	1,672	1,201	4,991	3,324
Other Income	—	—	147	—
Total other income	1,672	1,201	5,138	3,324
Income before gain on sale of real estate land	1,304	567	3,908	1,976
Gain on sale of real estate land	—	7,323	—	7,323
Income before income taxes	1,304	7,890	3,908	9,299
Income tax expense	274	1,902	821	1,902
Net income	$1,030	$5,988	$3,087	$7,397

Earnings per share - basic and diluted
Net income	$0.25	$1.44	$0.74	$1.77

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019 and 2018

(dollars in thousands)

(Unaudited)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2018	$96,097	4,173,675	$42	$(39)	$61,955	$34,139
Net income	3,087	—	—	—	—	3,087
Balance, September 30, 2019	$99,184	4,173,675	$42	$(39)	$61,955	$37,226

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2017	$87,887	4,173,675	$42	$(39)	$61,955	$25,929
Net income	7,397	—	—	—	—	7,397
Balance, September 30, 2018	$95,284	4,173,675	$42	$(39)	$61,955	$33,326

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$3,087	$7,397
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Gain on sale of real estate land	—	(7,323)
(Increase) decrease in assets:
Accrued interest receivable from related parties	452	453
Other assets	—	725
Increase (decrease) in other liabilities	(2)	4
Net cash provided by operating activities	3,537	1,256

Cash Flow From Investing Activities:
Related Party Receivables	(3,540)	(23,807)
Proceeds from sale of real estate land	—	22,550
Net cash used in investing activities	(3,540)	(1,257)
Net (decrease) increase in cash and cash equivalents	(3)	(1)
Cash and cash equivalents, beginning of period	4	2
Cash and cash equivalents, end of period	$1	$1

Other Non Cash Items:
Non cash transfer of land to related party	$—	$(7,490)
Utilization of deferred tax asset	$—	$(792)

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

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. As of September 30, 2019 and December 31, 2018, we had no real estate holdings. At September 30, 2019, the principal source of revenue for the Company is interest income on approximately $95.9 million of receivables due from related parties, out of which, $13.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 2).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of September 30, 2019 and December 31, 2018, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

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

At September 30, 2019, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $13.6 million. As of September 30, 2019, we recognized interest income of $1.3 million related to these notes receivable.  Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Total Notes Receivable			13,126
Accrued interest			452
Total Performing			$13,578

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

The table below reflects the various transactions between IOR, Pillar, and TCI (dollars in thousands):

TCI
Balance, December 31, 2018	$82,089
Cash transfers	3,007
Advisory fees	(550)
Net income fee	(273)
Cost reimbursements	(2,289)
Expenses Paid by Advisor	(4)
Interest income	3,649
Balance, September 30, 2019	$85,629

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety which are currently pending.

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2019, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

As of September 30, 2019, our primary source of revenue is from the interest income on $95.9 million of receivables (out of which $13.1 million represents notes receivable) due from related parties.

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

The accompanying unaudited Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of September 30, 2019, IOR is not the primary beneficiary of a VIE.

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

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and nine months ended September 30, 2019 and 2018, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. As of September 30, 2019, we had no real estate holdings and our principal source of revenue is interest income generated from notes receivables due from related parties. We also receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. Our operating expenses consist mainly of general and administration costs related to the Company.

Comparison of the three months ended September 30, 2019 to the same period ended 2018:

We had net income of $1.0 million or $0.25 per diluted share for the three months ended September 30, 2019, compared to net income of $6 million or $1.44 per diluted share for the same period ended 2018.

Expenses

General and administrative expenses were $99 thousand for the three months ended September 30, 2019. This represents an increase of $16 thousand, compared to general and administrative expenses of $83 thousand for the three months ended September 30, 2018. This increase was primarily driven by an increase in legal fees of approximately $17 thousand.

Net income fee to related party was $83 thousand for the three months ended September 30, 2019. This represents a decrease of $299 thousand, compared to the net income fee of $382 thousand for the three months ended September 30, 2018. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees were $186 thousand for the three months ended September 30, 2019 compared to $168 thousand for the same period in 2018 for an increase of $18 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income increased to $1.7 million for the three months ended September 30, 2019 compared to $1.2 million for the same period in 2018. The increase of $500 thousand was primarily due to an increase in the receivable amount owed from our Advisor and other related parties.

Comparison of the nine months ended September 30, 2019 to the same period ended 2018:

We had net income of $3.1 million or $0.74 earnings per diluted share for the nine months ended September 30, 2019 compared to net income of $7.4 million or $1.77 earnings per diluted share for the same period in 2018.

Expenses

General and administrative expenses were $407 thousand for the nine months ended September 30, 2019 compared to $359 thousand for the prior period for an increase of $48 thousand. The increase was primarily due to an increase in legal fees of approximately $41 thousand.

Net income fee to related party decreased by $216 thousand to $273 thousand for the nine months ended September 30, 2019 compared to $489 thousand for the same period in 2018. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees were $550 thousand for the nine months ended September 30, 2019 compared to $500 thousand for the same period of 2018 for an increase of $50 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $5 million for the nine months ended September 30, 2019. This represents an increase of $1.7 million as compared to interest income of $3.3 million for the nine months ended September 30, 2018, as a result to an overall increase in the receivable amount owed from our Advisor and other related parties.

Other income of $147 thousand for the nine months ended September 30, 2019, represents a tax increment reimbursement from the City of Farmers Branch, Texas for previous infrastructure development performed by the Company.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	Incr/(Decr)
	(dollars in thousands)
Net cash provided by operating activities	$3,537	$1,256	$2,281
Net cash used in investing activities	$(3,540)	$(1,257)	$(2,283)

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

We did not pay quarterly dividends during the nine months ended September 30, 2019 and 2018.

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

Tax Matters

IOR is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”), and IOR

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the first nine months of 2019 on a standalone basis. The income tax expense for the nine months ended September 30, 2019 was $821 thousand.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2019, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first nine months of 2019. As of September 30, 2019, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 14, 2019	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)