Form 10-K
period 2019-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2020-03-24
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-14784

Income Opportunity Realty Investors, Inc.

Nevada	75-2615944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1603 LBJ Freeway, Suite 800 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IOR	NYSE American Exchange

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

Based on the last sale at the close of business on June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,531,229.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 23, 2020, there were 4,173,675 shares of common stock outstanding.

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

Transcontinental Realty Investors, Inc. (“TCI”), owns approximately 81.23% of IOR’s outstanding shares of Common Stock. Accordingly, IOR’s financial results are consolidated with those of TCI. IOR is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent, American Realty Investors, Inc. “ARL”, and its ultimate parent, May Realty Holdings, Inc. (“MRHI”), a Nevada Corporation. The Company has no employees.

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

Business Plan

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. At December 31, 2019, we had no real estate holdings. The principal source of revenue for the Company is interest income on approximately $92.1 million of notes receivable due from related parties, out of which, $13.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 3).

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

As described above and in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, certain of the officers and all of the directors of IOR also serve as officers and directors of ARL and TCI. Both ARL and TCI have business objectives similar to those of IOR. IOR’s officers and directors owe fiduciary duties to both ARL and TCI, as well as to IOR, under applicable law. In determining whether a particular investment opportunity will be allocated to IOR, ARL or TCI, management considers the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

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

ITEM 1A.             RISK FACTORS

Our business may be impacted as a result of the pandemic impact the coronavirus (“COVID 19”) may have in the U.S. and global economy.

During 2020, a strain of coronavirus (“COVID – 19”) was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy.  At this point, the extent to which COVID – 19 may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

At December 31, 2019, we did not own any real estate.

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

	2019		2018
	High	Low	High	Low
First Quarter	$11.58	$10.33	$12.45	$9.26
Second Quarter	$13.25	$10.93	$14.25	$10.43
Third Quarter	$14.95	$11.50	$13.98	$11.43
Fourth Quarter	$13.88	$11.50	$12.67	$10.24

On March 23, 2020, the closing sale price of the Company’s common stock on the NYSE American was $11.15 per share. The approximate number of record holders of our common stock at March 23, 2020 was 426.

IOR’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOR’s common stock were declared in 2019, 2018, or 2017. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date.  As of December 31, 2019, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA

INCOME OPPORTUNITY REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$—	$—	$—	$—	$—
Total operating expenses	1,588	1,810	1,348	1,292	1,418
Operating loss	(1,588)	(1,810)	(1,348)	(1,292)	(1,418)
Other income, net of other expenses	6,811	4,880	4,487	4,494	3,724
Income before gain on land sales, non-controlling interest, and taxes	5,223	3,070	3,139	3,202	2,306
Gain on sale of real estate	—	7,323			—
Income tax expense	1,078	2,183	1,683	1,121	807
Net income from continuing operations	4,145	8,210	1,508	2,081	1,499
Net income	$4,145	$8,210	$1,508	$2,081	$1,499

PER SHARE DATA
Earnings per share - basic
Net income from continuing operations	$0.99	$1.97	$0.36	$0.50	$0.36
Net income applicable to common shares	$0.99	$1.97	$0.36	$0.50	$0.36
Weighted average common shares used in computing earnings per share	4,173,675	4,168,214	4,168,214	4,168,214	4,168,214

Earnings per share - diluted
Net income from continuing operations	$0.99	$1.97	$0.36	$0.50	$0.36
Net income applicable to common shares	$0.99	$1.97	$0.36	$0.50	$0.36
Weighted average common shares used in computing diluted earnings per share	4,173,675	4,168,214	4,168,214	4,168,214	4,168,214

BALANCE SHEET DATA
Real estate, net	$—	$—	$22,717	$22,717	$22,717
Receivables and accrued interest from related parties	86,221	82,089	49,631	37,768	34,313
Notes and interest receivable from related parties, net	14,030	14,030	14,030	23,659	24,882
Total assets	100,256	96,123	87,897	86,402	84,304
Notes and interest payables	—	—	—	—	—
Shareholders’ equity	100,242	96,097	87,887	86,379	84,298
Book value per share	24.02	23.05	21.09	20.72	20.22

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of December 31, 2019, IOR is not the primary beneficiary of a VIE.

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

Management reviews the carrying values of our properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicates that impairment may exist. Impairment is considered to exist if the future cash flow from a property (undiscounted and without interest) is less than the carrying amount of the property. The property review generally includes: (1) selective property inspections; (2) a review of the property’s current rents compared to market rents; (3) a review of the property’s expenses; (4) a review of maintenance requirements; (5) a review of the property’s cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. The note receivable review includes an evaluation of the collateral property securing such note. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. We did not record any impairment charges for the years ended December 31, 2019 and 2018.

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

Contractual Obligations

At December 31, 2019, the Company had no outstanding debt, lease or purchase obligations.

Newly Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Also, the amendments in this Update simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of ASU 2019-12 may have on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted retrospectively with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2019, 2018, and 2017 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

We had a net income applicable to common shares of $4.1 million or $.99 per diluted earnings per share for the year ended December 31, 2019, compared to a net income applicable to common shares of $8.2 million or $1.97 per diluted earnings per share for the same period ended 2018.

Expenses

General and administrative expenses were $494,000 for the year ended December 31, 2019. General and administrative expenses were also $494,000 for the year ended December 31, 2018. This included an increase in Legal expenses of $32,000 and a decrease in reimbursements to Pillar and of $24,000.

Net income fee to related party was $357,000 for the year ended December 31, 2019. This represents a decrease of $274,000, compared to the net income fee of $631,000 for the year ended December 31, 2018. The net income fee paid is calculated at the rate of 7.5% of net income.

Advisory fees were $737,000 for the year ended December 31, 2019. This represents an increase of $52,000 compared to advisory fees of $685,000 for the year ended December 31, 2018. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $6.6 million for the year ended December 31, 2019. This represents an increase of $1.7 million, compared to interest income of $4.9 million for the year ended December 31, 2018. This increase was primarily due to an increase in the receivable amount owed from our Advisor.

Income tax expense was $1.1 million for the year ended December 31, 2019 compared to income tax expense of $2.2 million for the year ended December 31, 2018. Net income before taxes was $5.1 million for the year ended December 31, 2019. This represents a decrease of $5.3 million compared to net income before taxes of $10.4 million for the year ended December 31, 2018.

Gain on land sales decreased by $7.3 million for the year ended December 31, 2019, compared to the same period a year ago, as a result of the sale of real estate holdings during 2018 for approximately $22.5 million.

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

Our cash and cash equivalents were $5,000 and $4,000 as of December 31, 2019 and 2018, respectively. The increase was a result of the following increases and decreases in cash flows:

	For the Years Ended December 31,
	2019	2018	Variance
	(dollars in thousands)
Net cash provided by operating activities	$4,133	$1,628	$2,505
Net cash used in investing activities	$(4,132)	$(1,626)	$(2,506)

The primary source of cash provided by operating activities is from interest income on notes receivable. Cash for operations from related parties is primarily used for daily operating costs, general and administrative expenses, advisory fees, and land holding costs. The increase in cash provided by operating activities was due to more proceeds received on notes receivable in the current period.

The investing activity in the current period was primarily due to an increase in the related party receivable.

We paid no dividends in 2019, 2018, or 2017. It is unlikely that we will pay any quarterly dividends in 2020.

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

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of
Income Opportunity Realty Investors, Inc.
Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and schedules collectively referred to as the “financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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

Swalm & Associates, P.C.

We have served as the Company’s auditor since 2004.

Richardson, Texas
March 23, 2020

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2019	2018
	(dollars in thousands, except par value amount)
Assets
Real estate land holdings subject to sales contract, at cost	$—	$—
Total real estate	—	—

Notes and interest receivable from related parties	14,030	14,030
Total notes and interest receivable	14,030	14,030
Cash and cash equivalents	5	4
Receivable and accrued interest from related parties	86,221	82,089
Other assets	—	—
Total assets	$100,256	$96,123

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$14	$26
Total liabilities	14	26
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2019 and 2018	42	42
Treasury stock at cost, 5,461 shares in 2019 and 2018	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	38,284	34,139
Total shareholders’ equity	100,242	96,097
Total liabilities and shareholders’ equity	$100,256	$96,123

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share amounts)

Revenues:
Rental and other property revenues	$—	$—	$—

Expenses:

Property operating expenses	—	—	—
General and administrative (including $260, $284, and $234 for the year ended 2019, 2018, and 2017 respectively, to related parties)	494	494	438
Net income fee to related party	357	631	250
Advisory fee to related party	737	685	660
Total operating expenses	1,588	1,810	1,348
Net operating loss	(1,588)	(1,810)	(1,348)

Other income / expenses:
Interest income from related parties	6,574	4,880	4,237
Other Income	237	—	250
Total other income	6,811	4,880	4,487
Income before gain on sale of real estate land	5,223	3,070	3,139
Gain on sale of real estate land	—	7,323	—
Income before taxes	5,223	10,393	3,139
Income tax expense - current	1,078	1,391	1,098
Income tax expense - deferred	—	792	533

Net income	$4,145	$8,210	$1,508

Earnings per share - basic and diluted
Net income	$0.99	$1.97	$0.36

Weighted average common shares used in computing earnings per share	4,173,675	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2019

(dollars in thousands)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2016	$86,379	4,173,675	$42	$(39)	$61,955	$24,421
Net income	1,508	—	—	—	—	1,508
Balance, December 31, 2017	$87,887	4,173,675	$42	$(39)	$61,955	$25,929
Net income	8,210	—	—	—	—	8,210
Balance, December 31, 2018	$96,097	4,173,675	$42	$(39)	$61,955	$34,139
Net income	4,145	—	—	—	—	4,145
Balance, December 31, 2019	$100,242	4,173,675	$42	$(39)	$61,955	$38,284

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$ 4,145	$ 8,210	$ 1,508
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Gain on sale of real estate land	—	(7,323)	—
(Increase) decrease in assets:
Accrued interest receivable from related parties	—	—	549
Other assets	—	725	740
Increase (decrease) in other liabilities	(12)	16	(13)
Net cash provided by operating activities	4,133	1,628	2,784

Cash Flow From Investing Activities:
Proceeds from Net Receivables	—	—	9,080
Related Party Receivables	(4,132)	—	(11,863)
Transfer to related party	—	(24,176)	—
Proceeds from sale of real estate land	—	22,550	—
Net cash used in investing activities	(4,132)	(1,626)	(2,783)
Net (decrease) increase in cash and cash equivalents	1	2	1
Cash and cash equivalents, beginning of period	4	2	1
Cash and cash equivalents, end of period	$5	$4	$2

Other Non Cash Items:
Non cash transfer of land to related party	$—	$(7,490)	$—
Utilization of deferred tax asset	$—	$(792)	$—
Cash Paid for Income Taxes	$—	$—	$—

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

Certain balances in the 2017 and 2018 presentation have been reclassified to conform to the 2019 presentation.

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

Transcontinental Realty Investors, Inc. “TCI” owns approximately 81.23% of the Company’s common stock. Accordingly, IOR’s financial results are consolidated with those of TCI and its subsidiaries. IOR is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent American Realty Investors, Inc. “ARL” and its ultimate parent, May Realty Holdings, Inc. TCI has no employees.

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

Our primary business is investing in real estate and mortgage receivables.  At December 31, 2017, our land consisted of 131.1 acres of developable land held subject to a sales contract.  During the third quarter of 2018, we recognized approximately $22.5 million of sales proceeds under this contract and recognized a gain on sale of approximately $7.3 million. As of December 31, 2019, we had no real estate holdings and our principal source of revenue is interest income on approximately $92.1 million of notes and other receivables due from related parties.

Basis of presentation. The Company presents it financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of December 31, 2019, IOR was not the primary beneficiary of a VIE.

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

Recent Accounting Pronouncements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Also, the amendments in this Update simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of ASU 2019-12 may have on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted retrospectively with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

During the third quarter of 2018, the criteria for full accrual accounting was met, and approximately $22.5 million of sales proceeds were recognized under the contract. Sales to unrelated third parties, by the Developer, of real estate carried at cost of $15.1 million, resulted in a gain on sale of $7.3 million to the Company. The unsold balance of land, subject to the original sales contract, was deeded to TCI on August 22, 2018 by the buyer. In connection with the transfer of legal title to TCI by the buyer, the Company transferred its remaining real estate to TCI for its book value of $7.5 million. As of December 31, 2019, the Company had no real estate holdings.

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

At December 31, 2019 and 2018, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $14.0 million. As of December 31, 2019 and 2018, we recognized interest income of $1.8 million each year, related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

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

	Years Ended December 31,
Fees:	2019	2018	2017
Advisory	737	685	660
Net income	357	631	250
	$1,094	$1,316	$910

Other Expense:
Cost reimbursements	260	284	234

Revenue:
Interest received	$4,780	$3,086	$1,903
	4,780	3,086	1,903

As of December 31, 2019, IOR has notes and interest receivable of $14.0 million due from Unified Housing Foundation, Inc. and recognized interest income of $1.8 million related to these notes receivable. (See details in Part 2, Item 8, above, Note 3. Notes and Interest Receivable from Related Parties.)

The following table reconciles the beginning and ending balances of amounts receivable from related parties as of December 31, 2019 and 2018 (dollars in thousands):

	TCI
	2019	2018
Balance, January 1	$82,089	$49,631
Cash transfers	2,959	1,603
Advisory fees	(737)	(685)
Net income fee	(357)	(631)
Cost reimbursements	(260)	(284)
Expenses paid by advisor	85	887
TIF reallocation	(1,260)	—
Transfer additional real estate land	0	7,323
Proceeds from sale of land	0	22,550
Interest income	4,780	3,086
Income tax	(1,078)	(2,183)
AMT credit receivable	0	792
Balance, December 31	$86,221	$82,089

IOR has a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2019.

NOTE 5.	DIVIDENDS

IOR’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOR’s common stock were declared in 2019, 2018, or 2017. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

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

For financial reporting purposes, income before income taxes were (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Income before income taxes	$5,223	$10,393	$3,139

The expense for income taxes consists of (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$1,078	$1,391	$1,098
Deferred and Other:
Federal	—	792	533
Total Tax Expense	$1,078	$2,183	$1,631

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Income Tax Expense at Federal Statutory Rate	$1,097	$2,183	$1,098
Repricing of Deferred Assets Due to Change in Future Rates	—	—	533
Reported Income Tax Expense	$1,097	$2,183	$1,631
Effective Tax Rate	21.0%	21%	52%

The company is subject to taxation in the United States and various states. As of December 31, 2019, the Company’s tax years for 2018, 2017, and 2016 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2019, the Company is no longer subject to U.S federal, state, or local examinations by tax authorities for the years ended before 2015.

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

Components of the Net Deferred Tax Asset or Liability

Years Ended December 31,
	2019	2018
(In thousamds)
Deferred Tax Assets:
Allowance for losses on Notes	$—	$—
Installment Note on Land Sale	—
Installment Note from Affiliate on Land Sale	—	—
Total Deferred Tax Assets	$—	$—
Less: Valuation Allowance		—
Total Net Deferred Tax Assets	$—	$—

Deferred Tax Liabilities:
Basis Differences for Fixed Assets	$—	$—
Deferred Gain Differences	—	—
Total Deferred Tax Liability	$—	$—
Net Deferred Tax Asset	$—	$—

Current Net Deferred Tax Asset	$—	$—
Long-Term Net Deferred Tax Liability	—	—
Net Deferred Tax Asset	$—	$—

Due to changes in Tax Law the Company’s AMT credit became refundable in 2018. The Company received an $89.7 thousand payment in 2019 related to the 2018 tax year and will receive $44.9 thousand payments in 2020 and 2021 related to the 2019 and 2020 tax years respectively. The Company has recorded a receivable for the credit related to the 2020 tax year and reduced the Federal Income Tax Liability for the credit related to the 2019 tax year.

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

The Company’s segments are based on our method of internal reporting which classifies operations by the type of property in the portfolio. The Company’s segments by use of property are land and other (dollars in thousands):

For the Twelve Months Ended December 31, 2019	Land	Other	Total
Operating Revenues	$—	$—	$—
Interest income from related parties	—	6,574	6,574
Other income	—	237	237
Segment operating income	$—	$6,811	$6,811
Real estate assets	$—	$—	$—

For the Twelve Months Ended December 31, 2018	Land	Other	Total
Operating Revenues	$—	$—	$—
Interest income from related parties	—	4,880	4,880
Gain on land sales	—	7,323	$7,323
Segment operating income	$—	$12,203	$12,203
Real estate assets	$—	$—	$—

For the Twelve Months Ended December 31, 2017	Land	Other	Total
Operating revenues	$—	$—	$—
Interest income from related parties	—	4,237	4,237
Other income	—	250	$250
Segment operating income	$—	$4,487	$4,487
Real estate assets	$22,717	$—	$22,717

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Segment operating income	$6,811	$12,203	$4,487
Other non-segment items of income (expense)
General and administrative	(494)	(494)	(438)
Net income fee to related party	(357)	(631)	(250)
Advisory fee to related party	(737)	(685)	(660)
Income tax expense	(1,078)	(2,183)	(1,631)
Net income from continuing operations	$4,145	$8,210	$1,508

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2019	2018
Real estate assets	$—	$—
Notes and interest receivable	14,030	14,030
Other assets	86,226	82,093
Total assets	$100,256	$96,123

NOTE 8.	QUARTERLY DATA

  The following is a table of quarterly results of operations for the years 2019, 2018 and 2017:

	Three Months Ended 2019
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2019
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	414	448	368	358
Operating loss	(414)	(448)	(368)	(358)
Other income, net of other expenses	1,642	1,824	1,672	1,673
Gain on sale of real estate land	—	—	—	—
Income before gain on land sales, non-contolling interest, and taxes	1,228	1,376	1,304	1,315
Income tax expense	258	289	274	257
Net income	$970	$1,087	$1,030	$1,058

PER SHARE DATA
Earnings per share - basic and diluted
Net income applicable to common shares	$0.23	$0.26	$0.25	$0.25
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,173,675

	Three Months Ended 2018
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2018
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	340	374	634	462
Operating loss	(340)	(374)	(634)	(462)
Other income, net of other expenses	1,042	1,081	1,201	1,556
Giain on sale of real estate land	—	—	7,323	—
Income before gain on land sales, non-contolling interest, and taxes	702	707	7,890	1,094
Income tax expense	—	—	1,902	281
Net income (loss)	$702	$707	$5,988	$813

PER SHARE DATA
Earnings per share - basic and diluted
Net income (loss) applicable to common shares	$0.17	$0.17	$1.44	$0.19
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

	Three Months Ended 2017
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2017
Rental and other property revenues	$—	$—	$—	$—
Total operating expenses	352	360	312	324
Operating loss	(352)	(360)	(312)	(324)
Other income, net of other expenses	1,089	1,369	924	1,105
Income before gain on land sales, non-contolling interest, and taxes	737	1,009	612	781
Income tax expense	—	—	—	1,631
Net income (loss)	$737	$1,009	$612	$(850)

PER SHARE DATA
Earnings per share - basic and diluted
Net income (loss) applicable to common shares	$0.18	$0.24	$0.15	$(0.20)
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety in June 2019 which are currently still pending.

Liquidity

Management anticipates that IOR will generate excess cash from operations in 2020 due to the interest collected from notes receivable. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

NOTE 10.

SUBSEQUENT EVENTS

During 2020, a strain of coronavirus ("COVID-19") was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy.  At this point, the extent to which COVID-19 may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

The Company has evaluated subsequent events through March 23, 2020, the date the financial statements were available to be issued, and has determined that there are none to be reported.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate

December 31, 2019

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate

For the Years Ended December 31,

	2019	2018	2017
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1	$—	$22,717	$22,717
Additions
Acquisitions and improvements	—	—	—
Deductions
Sale of real estate	—	22,717	—
Balance at December 31	$—	22,717	$22,717

All land holdings were sold in 2018.

 Schedule IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans Receivable

December 31, 2019

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)

Unified Housing Foundation, Inc. (Echo Station/UH of Temple, LLC)	12.00%	12/32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	8,836	6,369	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge, LLC)	12.00%	12/32	Excess cash flow	18,641	2,427	1,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell, LLC)	12.00%	12/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	2,189	2,000	—
						$13,126
					Interest receivable	904
						$14,030

Schedule IV (continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loan Receivables

For the Years Ended December 31,

	2019	2018	2017
	(dollars in thousands)

Balance at January 1,	$14,030	$14,030	$23,659
Additions
Increase of interest receivable on mortgage loans	—	—	(549)
Deductions
Amounts received	—	—	(9,080)
Balance at December 31,	$14,030	$14,030	$14,030

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER,  age 69, Director, Affiliated, since February 2011 and Chairman of the Board since May 2011, Retired (since April 30, 2019).

Mr. Butler served as Vice President Land Sales for Pillar Income Asset Management, LLC from April 2011 to April 30, 2019. Mr. Butler has been a Director of the Company since February 2011 and Chairman of the Board since May 2011. He has also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL and Chairman of the Board since May 2009 and a Director since November 2005 of TCI.

ROBERT A. JAKUSZEWSKI,  age 57, Director, Independent, since March 2004

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

TED R. MUNSELLE,  age 64, Director, Independent, since May 2009

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

RAYMOND D. ROBERTS, SR.,  age 88, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held five meetings during 2019. For such year, no incumbent Director attended fewer than 86% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the periods that he or she served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the stockholders of the Company, and the Board and Committee meetings of which he or she is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.     The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. All members of the Audit Committee meet the experience requirements of the listing standards of the NYSE American. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met five times in 2019.

Governance and Nominating Committee.     The Governance and Nominating Committee is responsible for developing and implementing policies and practices related to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director’s independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Messrs. Jakuszewski, Munselle and Roberts (Chairman). All of the members of the Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines.  The Governance and Nominating Committee met twice in 2019.

Compensation Committee.     The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Messrs. Jakuszewski (Chairman), Munselle and Roberts. All of the members of the Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met twice in 2019.

The members of the Board of Directors on the date of this report and the Committees of the Board on which they serve, are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	X	X	X
Raymond D. Roberts, Sr.		X	Chair
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

The day following the annual meeting of stockholders held December 11, 2019 representing all stockholders of record dated November 5, 2019, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2020.

Determination of Director Independence

In February 2004, the Board enhanced its Corporate Governance Guidelines. The Guidelines  adopted by the Board meet or exceed the new listing standards adopted during the year by the NYSE American. The full text of the Corporate Governance Guidelines  can be found in the Investor Relations section of the Company’s website (www.incomeopp-realty.com ). A copy may also be obtained upon request from the Company’s Corporate Secretary.

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence on March 2019.  During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under “Certain Relationships and Related Transactions”  below. The Board also examined transactions and relationships between Directors or their related parties and members of the Company’s senior management or their related parties. As provided in the Corporate Governance Guidelines , the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

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

DANIEL J. MOOS, 69

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

GENE S. BERTCHER, 71

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

LOUIS J. CORNA, 72

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

Compliance with Section 16(a) of Reporting Requirements

Section 16(a) under the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers and any persons holding 10% or more of the Company’s shares of Common Stock are required to report their ownership of the Company’s shares of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) on specified report forms. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during each fiscal year. The Company believes that all of these filing requirements were satisfied by the Company’s Directors and executive officers and holders of more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2018. In making these statements, the Company has relied upon the written representations of its Directors and executive officers and the holders of 10% or more of the Company’s Common Stock and copies of the reports that each has filed with the SEC.

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

Pillar is a company of which Messrs. Moos and Corna are officers.

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

Pillar may assign the Advisory Agreement only with the prior consent of IOR.

The principal executive officers and director of Pillar are set forth below:

Name	Director/Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer, Director
Gina Kay	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel

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

Tax Sharing Agreement

IOR is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2019.

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

During 2019, $16,715 was paid to the non-employee Directors in total Directors’ fees. Those fees received by Directors were Robert A. Jakuszewski $5,000; Ted R. Munselle $5,500; Raymond D. Roberts, Sr. $5,000 and Henry A. Butler $1,215.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2019, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 23, 2020.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,381,570	81.23%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 23, 2020:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**
Gene S Bertcher	-0-	(1)	-0-%
Henry A. Butler	3,381,570	(1)	81.23%
Louis J. Corna	3,381,570	(1)	81.23%
William J. Hogan	3,381,570	(1)	81.23%
Robert A. Jakuszewski	3,381,570	(1)	81.23%
Daniel J. Moos	3,381,570	(1)	81.23%
Ted R. Munselle	3,381,570	(1)	81.23%
Raymond D. Roberts, Sr.	3,381,570	(1)	81.23%
All directors and executive officers as a group (8 people)	3,381,570	(1)	81.23%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 4,173,675 shares of Common Stock outstanding at March 23, 2020.

(1)

Includes 3,381,570 shares owned by TCI of which the Directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as Directors and executive officers. Each of the current Directors (Messrs. Butler, Munselle, Jakuszewski and Roberts) and executive officers (Messrs. Moos, Bertcher, and Corna) of TCI disclaim beneficial ownership of such shares.

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

IOR is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2019 or 2018.

Messrs. Daniel J. Moos and Louis J. Corna are employed by Pillar. Messrs. Moos and Corna are executive officers of the Company, and also serve as executive officers of ARL and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Messrs. Jakuszewski, Munselle and Roberts serve as Directors of ARL, and TCI and owe fiduciary duties to TCI and ARL as well as the Company, under applicable law. Mr. Bertcher is an officer, Director and employee of NCE and as such, he owes a fiduciary duty to NCE as well as the Company under applicable law.

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

At December 31, 2019, TCI owned 3,381,570 shares of Common Stock of IOR (approximately 81.23%).  From time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms, are unsecured and have been reflected in the Company’s financial statements as receivables from or payables to related parties.  Such advances bear interest at 1% above the prime rate. During 2019, the Company recognized interest of approximately $3.7 million from Pillar related to the advances to date.

In 2019, pursuant to the Advisory fee agreement, the Company paid Pillar $0.7 million in advisory fees and $0.3 million in cost reimbursements. The Company also paid Pillar $0.4 million in net income fees.

As of December 31, 2019, the Company had notes and interest receivables of $14.0 million due from related parties. (See Note 3 Notes and Interest Receivable). During the current period, IOR recognized $1.8 million of interest income from these related party notes receivables.

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

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2019 and 2018 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

Type of Fees	2019	2018
Audit Fees	$63,024	$72,210
Total	$63,024	$72,210

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid during 2019 and 2018 were for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagements.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate IOR’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2019 and 2018 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

●	Report of Independent Certified Public Accountants

●	Consolidated Balance Sheets—December 31, 2019 and 2018

●	Consolidated Statements of Operations—years ended December 31, 2019, 2018 and 2017

●	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2019, 2018 and 2017

●	Consolidated Statements of Cash Flows—years ended December 31, 2019, 2018 and 2017

●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

●	Schedule III—Real Estate and Accumulated Depreciation

●	Schedule IV—Mortgage Loan Receivables on Real Estate

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

1 4.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2020

By:	/ s/ G ene S. B ertcher
Gene S. Bertcher, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER	Director	March 23, 2020
Henry A. Butler

/S/ ROBERT A. JAKUSZEWSKI	Director	March 23, 2020
Robert A. Jakuszewski

/S/ RAYMOND D. ROBERTS, SR.	Director	March 23, 2020
Raymond D. Roberts, Sr

/S/ TED R. MUNSELLE	Director	March 23, 2020
Ted R. Munselle

/S/ GENE S. BERTCHER	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2020
Gene S. Bertcher

/S/ DANIEL J. MOOS
Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2020