Form 10-Q
period 2020-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2020-05-13
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214
(Class)	(Outstanding at May 13, 2020)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
	(dollars in thousands, except par value amount)
Assets
Notes and interest receivable from related parties	$13,573	$14,030
Total notes and interest receivable	13,573	14,030
Cash and cash equivalents	14	5
Receivable and accrued interest from related parties	87,496	86,221
Total assets	$101,083	$100,256

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$—	$14
Total liabilities	—	14
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2020 and 2019	42	42
Treasury stock at cost, 5,461 shares in 2020 and 2019	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	39,125	38,284
Total shareholders' equity	101,083	100,242
Total liabilities and shareholders' equity	$101,083	$100,256

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except par share amount)
Expenses:
General and administrative (including $72 and $87 for the three months ended 2020 and 2019, respectively, to related parties)	$139	$133
Net income fee to related party	86	100
Advisory fee to related party	189	181
Total operating expenses	414	414
Net operating loss	(414)	(414)

Other income (expenses):
Interest income from related parties	1,479	1,642
Total other income	1,479	1,642
Income before taxes	1,065	1,228
Income tax expense	224	258
Net income	$841	$970

Earnings per share - basic and diluted
Net income	$0.20	$0.23

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214

 The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(dollars in thousands)

(Unaudited)

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2019	$100,242	4,173,675	$42	$(39)	$61,955	$38,284
Net income	841	—	—	—	—	841
Balance, March 31, 2020	$101,083	4,173,675	$42	$(39)	$61,955	$39,125

		Common Stock		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2018	$96,097	4,173,675	$42	$(39)	$61,955	$34,139
Net income	970	—	—	—	—	970
Balance, March 31, 2019	$97,067	4,173,675	$42	$(39)	$61,955	$35,109

 The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$841	$970
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
(Increase) decrease in assets:
Accrued interest receivable from related parties	457	462
Increase (decrease) in other liabilities	(14)	(23)
Net cash provided by operating activities	1,284	1,409

Cash Flow From Investing Activities:
Related Party Receivables	(1,275)	(1,409)
Net cash used in investing activities	(1,275)	(1,409)
Net (decrease) increase in cash and cash equivalents	9	—
Cash and cash equivalents, beginning of period	5	4
Cash and cash equivalents, end of period	$14	$4

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

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.23% of the Company’s common stock. Effective July 17, 2009, IOR’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries. IOR is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL and its ultimate parent, May Realty Holdings, Inc. (“MRHI”). We have no employees.

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

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. As of March 31, 2020 and December 31, 2019, we had no real estate holdings. At March 31, 2020, the principal source of revenue for the Company is interest income on approximately $91.5 million of notes receivable due from related parties, out of which, $13.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 2).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of March 31, 2020 and December 31, 2019, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

The year-end Consolidated Balance Sheet at December 31, 2019, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

At March 31, 2020, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $13.6 million. As of March 31, 2020, we recognized interest income of $447 thousand related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Total Notes Receivable			13,126
Accrued interest			447
Total Performing			$13,573

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

The table below reflects the various transactions between IOR, Pillar, and TCI (dollars in thousands):

TCI
Balance, December 31, 2019	$86,221
Cash transfers	815
Advisory fees	(190)
Net income fee	(86)
Cost reimbursements	(72)
Expenses Paid by Advisor	(0)
Interest income	1,032
Income Tax	(224)
AMT credit receivable	—
Balance, March 31, 2020	$87,496

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety in June 2019. On February 26, 2020, the Court denied IOR’s demand futility motion. The remaining Defendants' motions were granted in part and denied in part in the first quarter of 2020. Discovery is expected to begin in May of 2020.

NOTE 5. SUBSEQUENT EVENTS

During 2020, a strain of coronavirus (“COVID – 19”) was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy. The Company is taking all necessary steps to keep our business premises in a safe environment and are constantly monitoring the impact of COVID–19. The extent to which COVID-19 will impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time due to the rapid evolution of this uncertain situation.

The Company has evaluated subsequent events through May 13, 2020, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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
12

●	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

●	potential liability for uninsured losses and environmental contamination; and

●	risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2019.

As further set forth under the caption “Risk Factors” in Par I, Item 1A of the Form 10-K, the recent coronavirus (“COVID-19”) pandemic as well as the response to mitigate its spread and effect, may adversely impact our Company. We will continue to actively monitor the situation and make further actions as may be required by governmental authorities or that we determine are in the best interest of the Company.

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

Our primary source of revenue is from the interest income on approximately $91.5 million of notes receivable due from related parties.

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

The accompanying unaudited Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of March 31, 2020, IOR is not the primary beneficiary of a VIE.

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

Newly Issued Accounting Pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position of results of operations.

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2020 and 2019, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. As of March 31, 2020, we had no real estate holdings and our principal source of revenue is interest income generated from notes receivables due from related parties. We also receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. Our operating expenses consist mainly of general and administration costs related to the Company.

Comparison of the three months ended March 31, 2020 to the same period ended 2019:

We had net income of $841 thousand or $0.20 per diluted share for the three months ended March 31, 2020, compared to net income of $970 thousand or $0.23 per diluted share for the same period ended 2019.

Expenses

General and administrative expenses were $139 thousand for the three months ended March 31, 2020. This represents an increase of $6 thousand, compared to general and administrative expenses of $133 thousand for the three months ended March 31, 2019. This increase was primarily driven by an increase in legal fees of approximately $8 thousand.

Advisory fees were $189 thousand for the three months ended March 31, 2020 compared to $181 thousand for the same period in 2019 for an increase of $8 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party was $86 thousand for the three months ended March 31, 2020. This represents an decrease of $14 thousand, compared to the net income fee of $100 thousand for the three months ended March 31, 2019. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income decreased to $1.5 million for the three months ended March 31, 2020 compared to $1.6 million for the same period in 2019.  The decrease of $100 thousand was primarily due to a decrease in the prime interest rate used to calculate interest on the receivable amount owed from our Advisor and other related parties.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	Variance
	(dollars in thousands)
Net cash provided by operating activities	$1,284	$1,409	$(125)
Net cash used in investing activities	$(1,275)	$(1,409)	$134

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

We did not pay quarterly dividends during the three months ended March 31, 2020 and 2019.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the first three months of 2020 on a standalone basis.  The income tax expense for the three months ending March 31, 2020 was $224 thousand.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2020, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first quarter of 2020. As of March 31, 2020, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 13, 2020	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

