Form 10-Q
period 2020-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2020-08-12
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,214

(Class)	(Outstanding at August 12, 2020)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
	(dollars in thousands, except par value amount)
Assets
Notes and interest receivable from related parties	$14,020	$14,030
Total notes and interest receivable	14,020	14,030
Cash and cash equivalents	44	5
Receivable and accrued interest from related parties	88,292	86,221
Total assets	$102,356	$100,256

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	$8	$14
Total liabilities	8	14
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,214 shares in 2020 and 2019	42	42
Treasury stock at cost, 5,461 shares in 2020 and 2019	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	40,390	38,284
Total shareholders' equity	102,348	100,242
Total liabilities and shareholders' equity	$102,356	$100,256

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share amounts)

Expenses:
General and administrative (including $120 and $147 for the six months ended 2020 and 2019, respectively, to related parties)	$128	$175	$267	$308
Net income fee to related party	112	90	198	190
Advisory fee to related party	191	183	380	364
Total operating expenses	431	448	845	862
Net operating loss	(431)	(448)	(845)	(862)

Other income (expenses):
Interest income from related parties	1,290	1,677	2,769	3,319
Other Income	742	147	742	147
Total other income	2,032	1,824	3,511	3,466
Income before taxes	1,601	1,376	2,666	2,604
Income tax expense	336	289	560	547
Net income	$1,265	$1,087	$2,106	$2,057

Earnings per share - basic and diluted
Net income	$0.30	$0.26	$0.51	$0.49

Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020 and 2019

(dollars in thousands)
(Unaudited)

For the three months ended	Total	Common Stock		Treasury	Paid-in	Retained
June 30, 2020	Equity	Shares	Amount	Stock	Capital	Earnings
Balance, March 31, 2020	$101,083	4,173,675	$42	$(39)	$61,955	$39,125
Net income	1,265	—	—	—	—	1,265
Balance, June 30, 2020	$102,348	4,173,675	$42	$(39)	$61,955	$40,390

For the three months ended	Total	Common Stock		Treasury	Paid-in	Retained
June 30, 2019	Equity	Shares	Amount	Stock	Capital	Earnings
Balance, March 31, 2019	$97,067	4,173,675	$42	$(39)	$61,955	$35,109
Net income	1,087	—	—	—	—	1,087
Balance, June 30, 2019	$98,154	4,173,675	$42	$(39)	$61,955	$36,196

For the six months ended	Total	Common Stock		Treasury	Paid-in	Retained
June 30, 2020	Equity	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2019	$100,242	4,173,675	$42	$(39)	$61,955	$38,284
Net income	2,106	—	—	—	—	2,106
Balance, June 30, 2020	$102,348	4,173,675	$42	$(39)	$61,955	$40,390

For the six months ended	Total	Common Stock		Treasury	Paid-in	Retained
June 30, 2019	Equity	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2018	$96,097	4,173,675	$42	$(39)	$61,955	$34,139
Net income	2,057	—	—	—	—	2,057
Balance, June 30, 2019	$98,154	4,173,675	$42	$(39)	$61,955	$36,196

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$2,106	$2,057
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
(Increase) decrease in assets:
Accrued interest receivable from related parties	10	15
Increase (decrease) in other liabilities	(6)	5
Net cash provided by operating activities	2,110	2,077

Cash Flow From Investing Activities:
Related Party Receivables	(2,071)	(2,074)
Net cash used in investing activities	(2,071)	(2,074)
Net (decrease) increase in cash and cash equivalents	39	3
Cash and cash equivalents, beginning of period	5	4
Cash and cash equivalents, end of period	$44	$7

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

Transcontinental Realty Investors, Inc. (“TCI”) owns approximately 81.15% of the Company’s common stock. Effective July 17, 2009, IOR’s financial results were consolidated with those of American Realty Investors, Inc. (“ARL”) and TCI and their subsidiaries. IOR is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL and its ultimate parent, May Realty Holdings, Inc. (“MRHI”). We have no employees.

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

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. As of June 30, 2020 and December 31, 2019, we had no real estate holdings. At June 30, 2020, the principal source of revenue for the Company is interest income on approximately $92.1 million of receivables due from related parties, out of which, $13.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 2).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of June 30, 2020 and December 31, 2019, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

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

Newly Issued Accounting Pronouncements

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our election of the guidance of the Q&A has not had a significant impact on our consolidated financial statements during the six months ended June 30, 2020.

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

At June 30, 2020, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $14.0 million. As of June 30, 2020, we recognized interest income of $894 thousand related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Total Notes Receivable			13,126
Accrued interest			894
Total Performing			$14,020

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

The table below reflects the various transactions between IOR, Pillar, and TCI (dollars in thousands):

Related Parties
Balance, December 31, 2019	$86,221
Cash transfers	1,457
Advisory fees	(380)
Net income fee	(198)
Cost reimbursements	(120)
Expenses Paid by Advisor	(2)
Interest income	1,874
Income Tax	(560)
Balance, June 30, 2020	$88,292

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety in June 2019. On February 26, 2020, the Court denied IOR’s demand futility motion. The remaining Defendants’ motions were granted in part and denied in part in the first quarter of 2020. Discovery is ongoing.

NOTE 5. SUBSEQUENT EVENTS

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on the financial condition, results of operations and cash flows due to numerous uncertainties.

The Company has evaluated subsequent events through August 12, 2020, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the market.

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

As of June 30, 2020, our primary source of revenue is from the interest income on $92.1 million of receivables (out of which $13.1 million represents notes receivable) due from related parties.

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

The accompanying unaudited Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of June 30, 2020, IOR is not the primary beneficiary of a VIE.

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

Newly Issued Accounting Pronouncements

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our election of the guidance of the Q&A has not had a significant impact on our consolidated financial statements during the six months ended June 30, 2020.

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and six months ended June 30, 2020 and 2019, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our primary business is investing in real estate and financing real estate and real estate-related activities through investments in mortgage loans. As of June 30, 2020, we had no real estate holdings and our principal source of revenue is interest income generated from notes receivables due from related parties. We also receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. Our operating expenses consist mainly of general and administration costs related to the Company.

Comparison of the three months ended June 30, 2020 to the same period ended 2019:

We had net income of $1.3 million or $0.30 per diluted share for the three months ended June 30, 2020, compared to net income of $1.1 million or $0.26 per diluted share for the same period ended 2019.

Expenses

General and administrative expenses were $128 thousand for the three months ended June 30, 2020. This represents a decrease of $47 thousand, compared to general and administrative expenses of $175 thousand for the three months ended June 30, 2019. This decrease was primarily driven by a decrease in legal fees of approximately $15 thousand and audit fees of $21 thousand, and a decrease in cost reimbursements to our Advisor of approximately $11 thousand.

Advisory fees were $191 thousand for the three months ended June 30, 2020 compared to $183 thousand for the same period in 2019 for an increase of $8 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party was $112 thousand for the three months ended June 30, 2020. This represents an increase of $22 thousand, compared to the net income fee of $90 thousand for the three months ended June 30, 2019. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income decreased to $1.3 million for the three months ended June 30, 2020 compared to $1.7 million for the same period in 2019. The decrease of $400 thousand was primarily due to a decrease in the prime interest rate used to calculate interest on the receivable amount owed from our Advisor and other related parties.

Other income of $742 thousand for the three months ended June 30, 2020, represents a tax increment reimbursement from the City of Farmers Branch, Texas for previous infrastructure development performed by the Company.

Comparison of the six months ended June 30, 2020 to the same period ended 2019:

We had net income of $2.1 million or $0.51 earnings per diluted share for the six months ended June 30, 2020 compared to net income of $2.0 million or $0.49 earnings per diluted share for the same period in 2019.

Expenses

General and administrative expenses were $267 thousand for the six months ended June 30, 2020 compared to $308 thousand for the prior period for a decrease of $41 thousand. The decrease was primarily due to a decrease in audit fees and cost reimbursements to our Advisor of approximately $11 thousand and $27 thousand.

Advisory fees were $380 thousand for the six months ended June 30, 2020 compared to $364 thousand for the same period of 2019 for a decrease of $16 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party increased by $8 thousand to $198 thousand for the six months ended June 30, 2020 compared to $190 thousand for the same period in 2019. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $2.7 million for the six months ended June 30, 2020. This represents a decrease of $550 thousand as compared to interest income of $3.3 million for the six months ended June 30, 2019, as a result of a decrease in the prime interest rate used to calculate interest on the receivable amount owed from our Advisor and other related parties.

Other income of $742 thousand for the six months ended June 30, 2020, represents a tax increment reimbursement from the City of Farmers Branch, Texas for previous infrastructure development performed by the Company.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019	Variance
	(dollars in thousands)
Net cash provided by operating activities	$2,110	$2,077	$33
Net cash used in investing activities	$(2,071)	$(2,074)	$3

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

We did not pay quarterly dividends during the six months ended June 30, 2020 and 2019.

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

Tax Matters

IOR is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”), and IOR

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the first six months of 2020 on a standalone basis. The income tax expense for the six months ended June 30, 2020 was $560 thousand.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2020, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first six months of 2020. As of June 30, 2020, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 12, 2020	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)