Form 10-K
period 2020-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2021-03-29
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Based on the last sale at the close of business on June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,531,229. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 26, 2021, there were 4,168,414 shares of common stock outstanding.

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

Transcontinental Realty Investors, Inc. (“TCI”), owns approximately 81.1% of IOR’s outstanding shares of Common Stock. Accordingly, IOR’s financial results are consolidated with those of TCI. IOR is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent, American Realty Investors, Inc. “ARL”, and its ultimate parent, May Realty Holdings, Inc. (“MRHI”), a Nevada Corporation. The Company has no employees.

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

Business Plan

The principal source of revenue for the Company is interest income on approximately $94 million of notes receivable due from related parties, out of which, $13.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 3).

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the market.

Risk Factors Related to Our Business

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.

We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.

We may need to rely on third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources on which we rely. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

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

	2020		2019		;
	High	Low	High	Low
First Quarter	$14.96	$10.27	$11.58	$10.33
Second Quarter	$12.80	$8.32	$13.25	$10.93
Third Quarter	$17.00	$11.11	$14.95	$11.50
Fourth Quarter	$13.00	$11.02	$13.88	$11.50

On March 26, 2021, the closing sale price of the Company’s common stock on the NYSE American was $11.29 per share. The approximate number of record holders of our common stock at March 26, 2021 was 410.

IOR’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOR’s common stock were declared in 2020, 2019, or 2018. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. As of December 31, 2020, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA

Optional and not included.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the market.

Overview

Our primary business is currently investing in mortgage receivables. The principal source of revenue for the Company is interest income on approximately $94 million of note receivables due from related parties.

Since April 30, 2011, Pillar is the Company’s external Advisor and Cash Manager under a contractual arrangement that is reviewed annually by our Board of Directors. Pillar’s duties include, but are not limited to, locating, evaluating and recommending business and investment opportunities. Pillar also arranges, for IOR’s benefit, debt and equity financing with third party lenders and investors. As the contractual Advisor, Pillar is compensated by IOR under an Advisory Agreement. The Company has no employees. Employees of Pillar render services to IOR in accordance with the terms of the Advisory Agreement. This Advisory Agreement is more fully described in Part III, Item 10. Directors, Executive Officers and Corporate Governance – The Advisor. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.

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

The accompanying Consolidated Financial Statements include our accounts and our subsidiaries. As of December 31, 2020, IOR is not the primary beneficiary of a VIE.

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

Fair Value Measurement

The Company applies the guidance in ASC 820, Fair Value Measurements and Disclosures, to the valuation of notes receivable. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

Management reviews the carrying values of our mortgage notes receivable at least annually and whenever events or a change in circumstances indicates that impairment may exist. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. The note receivable review includes an evaluation of the collateral property securing such note. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. We did not record any impairment charges for the years ended December 31, 2020 and 2019.

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

Contractual Obligations

At December 31, 2020, the Company had no outstanding debt, lease or purchase obligations.

Newly Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Also, the amendments in this Update simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company’s adoption of ASU 2019-12 on January 1, 2021, did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2020, 2019, and 2018 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

We had a net income applicable to common shares of $4.2 million or $1.01 per diluted earnings per share for the year ended December 31, 2020, compared to a net income applicable to common shares of $4.1 million or $.99 per diluted earnings per share for the same period ended 2019.

Expenses

General and administrative expenses were $450,000 for the year ended December 31, 2020. General and administrative expenses were $494,000 for the year ended December 31, 2019. This included a decrease in Legal expenses of $17,000, a decrease in Audit fees of $11,000, and a decrease in expense reimbursements to Pillar and of $13,000.

Net income fee to related party was $371,000 for the year ended December 31, 2020. This represents an increase of $14,000, compared to the net income fee of $357,000 for the year ended December 31, 2019. The net income fee paid is calculated at the rate of 7.5% of net income.

Advisory fees were $768,000 for the year ended December 31, 2020. This represents an increase of $31,000 compared to advisory fees of $737,000 for the year ended December 31, 2019. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $5.4 million for the year ended December 31, 2020. This represents a decrease of $1.2 million, compared to interest income of $6.6 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in the prime rate.

Other income was $1.5 million for the year ended December 31, 2020. This represents an increase of $1.3 million compared to other income of $237 thousand for the year ended December 31, 2019. This increase was primarily due to collection of a note previously written off.

Income tax expense was $1.1 million for the year ended December 31, 2020 and income tax expense was $1.1 million for the year ended December 31, 2019. Net income before taxes was $5.3 million for the year ended December 31, 2020. This represents an increase of $.1 million compared to net income before taxes of $5.2 million for the year ended December 31, 2019.

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

Other income (expense)

Interest income was $6.8 million for the year ended December 31, 2019. This represents an increase of $1.9 million, compared to interest income of $4.9 million for the year ended December 31, 2018. This increase was primarily due to an increase in the receivable amount owed from our Advisor.

Income tax expense was $1.1 million for the year ended December 31, 2019 compared to income tax expense of $2.2 million for the year ended December 31, 2018. Net income before taxes was $5.2 million for the year ended December 31, 2019. This represents a decrease of $5.2 million compared to net income before taxes of $10.4 million for the year ended December 31, 2018.

Gain on land sales of $7.3 million were recognized for the year ended December 31, 2018, as a result of the sale of real estate holdings during the third quarter for approximately $22.5 million.

Liquidity and Capital Resources

General

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

Our cash and cash equivalents were $12,000 and $5,000 as of December 31, 2020 and 2019, respectively. The increase was a result of the following increases and decreases in cash flows:

	For the Years Ended December 31,
	2020	2019	Variance
	(dollars in thousands)
Net cash provided by operating activities	$4,312	$4,133	$179
Net cash used in investing activities	$(4,305)	$(4,132)	$(173)

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

We paid no dividends in 2020, 2019, or 2018. It is unlikely that we will pay any quarterly dividends in 2021.

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

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of
Income Opportunity Realty Investors, Inc.
Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and schedules collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Transactions with and Balances Due from Related Parties

Description of the Matter

The Company has significant transactions and balances due from related parties. The Company performs an assessment as to whether substantially all the amounts due under these receivables are deemed probable of collection. When the Company concludes that it is not probable that it will collect amounts, the Company creates an allowance for the amount not probable of the collection.

Auditing the Company’s collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of these receivables. The determination involves consideration of the terms of the receivable, whether the receivable is currently performing, and any security for the receivable.

How We addressed the Matter in Our Audit

We obtained an understanding of the Company’s controls over related party receivables and their collectability assessment. Our testing included, among other things, confirmation of the receivables, reviewing selected financial information of the related parties, reviewing subsequent collections and evaluating transactions documentation. The relevant financial statement accounts are notes and interest receivable from related parties, and accrued interest receivable from related parties and interest income from related parties.

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

Richardson, Texas

March 29, 2021

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(dollars in thousands, except par value amount)
Assets

Current assets
Cash and cash equivalents	12	5
Receivable and accrued interest from related parties	90,526	86,221
Total current assets	90,538	86,226

Non current assets
Notes and interest receivable from related parties	13,930	14,030
Total non current assets	13,930	14,030

Total Assets	$104,468	$100,256

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$12	$14
Total liabilities	12	14
Shareholders’ equity
Common stock, $.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,414 shares in 2020 and 2019	42	42
Treasury stock at cost, 5,261 shares in 2020 and 2019	(39)	(39)
Paid-in capital	61,955	61,955
Retained Earnings	42,498	38,284
Total shareholders' equity	104,456	100,242
Total liabilities and shareholders' equity	$104,468	$100,256

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share amounts)
Revenues:
Revenue from operations	$—	$—	$—

Expenses:
General and administrative (including $247, $260, and $284 for the year ended 2020, 2019, and 2018 respectively, to related parties)	450	494	494
Net income fee to related party	371	357	631
Advisory fee to related party	768	737	685
Total operating expenses	1,589	1,588	1,810
Net operating loss	(1,589)	(1,588)	(1,810)

Other income / expenses:
Interest income from related parties	5,373	6,574	4,880
Other Income	1,550	237	—
Total other income	6,923	6,811	4,880
Income before gain on sale of real estate land	5,334	5,223	3,070
Gain on sale of real estate land	—	—	7,323
Income before taxes	5,334	5,223	10,393
Income tax expense - current	1,120	1,078	1,391
Income tax expense - deferred	—	—	792
Net income	$4,214	$4,145	$8,210

Earnings per share - basic and diluted
Net income	$1.01	$0.99	$1.97

Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,214

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2020

(dollars in thousands)

		Common Stock
		Issued		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2017	$87,887	4,173,675	$42	$(39)	$61,955	$25,929
Net income	8,210	—	—	—	—	8,210
Balance, December 31, 2018	$96,097	4,173,675	$42	$(39)	$61,955	$34,139
Net income	4,145	—	—	—	—	4,145
Balance, December 31, 2019	$100,242	4,173,675	$42	$(39)	$61,955	$38,284
Net income	4,214	—	—	—	—	4,214
Balance, December 31, 2020	$104,456	4,173,675	$42	$(39)	$61,955	$42,498

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$4,214	$4,145	$8,210
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Gain on sale of real estate land	—	—	(7,323)
(Increase) decrease in assets:
Accrued interest receivable from related parties	100	—	—
Other assets	—	—	725
Increase (decrease) in other liabilities	(2)	(12)	16
Net cash provided by operating activities	4,312	4,133	1,628

Cash Flow From Investing Activities:
Related Party Receivables	(4,305)	(4,132)	—
Transfer to related party	—	—	(24,176)
Proceeds from sale of real estate land	—	—	22,550
Net cash used in investing activities	(4,305)	(4,132)	(1,626)
Net (decrease) increase in cash and cash equivalents	7	1	2
Cash and cash equivalents, beginning of period	5	4	2
Cash and cash equivalents, end of period	$12	$5	$4

Other Non Cash Items:
Non cash transfer of land to related party	$—	$—	$(7,490)
Utilization of deferred tax asset	$—	$—	$(792)

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

Certain balances in the 2018 presentation have been reclassified to conform to the 2019 presentation.

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

Transcontinental Realty Investors, Inc. “TCI” owns approximately 81.1% of the Company’s common stock. Accordingly, IOR’s financial results are consolidated with those of TCI and its subsidiaries. IOR is a “C” corporation for U.S. federal income tax purposes and is included in the annual consolidated income tax return with TCI’s parent American Realty Investors, Inc. “ARL” and its ultimate parent, May Realty Holdings, Inc. TCI has no employees.

Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager. Our day to day operations are managed and performed by Pillar, in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. All of the Company’s employees are Pillar employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement. As the contractual advisor, Pillar is compensated by us under an Advisory Agreement that is more fully described in Part III, Item 10, “Directors, Executive Officers and Corporate Governance – The Advisor”. Pillar also serves as an Advisor and Cash Manager to TCI and ARL.

Basis of presentation. The Company presents it financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of December 31, 2020, IOR was not the primary beneficiary of a VIE.

Fair value measurement. We apply the guidance in ASC 820, Fair Value Measurements and Disclosures, to the valuation of notes receivable. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

Management reviews the carrying values of our notes receivable at least annually and whenever events or a change in circumstances indicates that impairment may exist. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. The note receivable review includes an evaluation of the collateral property securing such note. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The property review generally includes: (1) selective property inspections; (2) a review of the property’s current rents compared to market rents; (3) a review of the property’s expenses; (4) a review of maintenance requirements; (5) a review of the property’s cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

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

21

Recent Accounting Pronouncements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Also, the amendments in this Update simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company’s adoption of ASU 2019-12 on January 1, 2021, did not have a material impact on the Company’s consolidated financial statements.

NOTE 2.      REAL ESTATE

In 2018, the criteria for full accrual accounting was met, and approximately $22.5 million of sales proceeds were recognized under the contract. Sales to unrelated third parties, by the Developer, of real estate carried at cost of $15.1 million, resulted in a gain on sale of $7.3 million to the Company. The unsold balance of land, subject to the original sales contract, was deeded to TCI on August 22, 2018 by the buyer. In connection with the transfer of legal title to TCI by the buyer, the Company transferred its remaining real estate to TCI for its book value of $7.5 million. As of December 31, 2018, the Company had no real estate holdings.

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

All of the Company’s notes receivable are with UHF. The notes mature in December 2032 and have interest rates of 12.0%.

During 2020, the Company collected $808 thousand on a fully reserved note receivable and the full amount of the collection is included in other income. In February 2021, the Company collected the remaining balance due of $1.1 million which is the remaining balance of the fully reserved note receivable. In addition, in February 2021, the Company collected $1.9 million of principal and $.6 million of accrued interest on the UHF notes receivable listed below. These funds were transferred to the IOR parent (TCI) under company policy.

At December 31, 2020 and 2019, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $13.9 million. As of December 31, 2020 and 2019, we recognized interest income of $1.8 million each year, related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Total Notes Receivable			13,126
Accrued interest			804
Total Performing			$13,930

All are related party notes.

NOTE 4.	RELATED PARTY TRANSACTIONS AND FEES

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

	Years Ended December 31,
Fees:	2020	2019	2018
Advisory	$768	$737	$685
Net income	371	357	631
	$1,139	$1,094	$1,316

Other Expense:
Cost reimbursements	$247	$260	$284

Revenue:
Interest received	$3,583	$4,780	$3,086
	$3,583	$4,780	$3,086

As of December 31, 2020, IOR has notes and interest receivable of $13.9 million due from Unified Housing Foundation, Inc. and recognized interest income of $1.8 million related to these notes receivable. (See details in Part 2, Item 8, above, Note 3. Notes and Interest Receivable from Related Parties.)

The following table reconciles the beginning and ending balances of amounts receivable from related parties as of December 31, 2020 and 2019 (dollars in thousands):

	TCI
	2020	2019
Balance, January 1	$86,221	$82,089
Cash transfers	3,232	2,959
Advisory fees	(768)	(737)
Net income fee	(371)	(357)
Cost reimbursements	(247)	(260)
Expenses paid by advisor	(4)	85
TIF reallocation	0	(1,260)
Interest income	3,583	4,780
Income tax	(1,120)	(1,078)
Balance, December 31	$90,526	$86,221

IOR has a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2020.

NOTE 5.	DIVIDENDS

IOR’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on IOR’s common stock were declared in 2020, 2019, or 2018. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

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

For financial reporting purposes, income before income taxes were (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018
Income before income taxes	$5,334	$5,223	$10,393

The expense for income taxes consists of (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$1,120	$1,078	$1,391

Deferred and Other:
Federal	—	—	792
Total Tax Expense	$1,120	$1,078	$2,183

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018
Income Tax Expense at Federal Statutory Rate	$1,120	$1,078	$2,183
Repricing of Deferred Assets Due to Change in Future Rates	—	—	—
Reported Income Tax Expense	$1,120	$1,078	$2,183
Effective Tax Rate	21%	21%	21%

The company is subject to taxation in the United States and various states. As of December 31, 2020, the Company’s tax years for 2019, 2018, and 2017 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S federal, state, or local examinations by tax authorities for the years ended before 2016.

Due to changes in Tax Law the Company's AMT tax credit became refundable in 2018. The Company received an $89.7 thousand payment in 2019, $44.9 thousand in 2020 and will receive $44.9 thousand in 2021. In accordance with the Company's tax sharing agreement the AMT receivable has been assigned to the Company's parent (TCI).

NOTE 7.	QUARTERLY DATA

The following is a table of quarterly results of operations for the years 2020, 2019 and 2018:

	Three Months Ended 2020
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2020
Revenue from operations	$—	$—	$—	$—
Total operating expenses	414	431	339	405
Operating loss	(414)	(431)	(339)	(405)
Other income, net of other expenses	1,479	2,032	1,302	2,110
Income before gain on land sales, non-contolling interest, and taxes	1,065	1,601	963	1,705
Income tax expense	224	336	202	358
Net income	$841	$1,265	$761	$1,347

PER SHARE DATA
Earnings per share - basic and diluted
Net income applicable to common shares	$0.20	$0.30	$0.18	$0.32
Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,414	4,168,414

	Three Months Ended 2019
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2019
Revenue from operations	$—	$—	$—	$—
Total operating expenses	414	448	368	358
Operating loss	(414)	(448)	(368)	(358)
Other income, net of other expenses	1,642	1,824	1,672	1,673
Income before gain on land sales, non-contolling interest, and taxes	1,228	1,376	1,304	1,315
Income tax expense	258	289	274	257
Net income (loss)	$970	$1,087	$1,030	$1,058

PER SHARE DATA
Earnings per share - basic and diluted
Net income (loss) applicable to common shares	$0.23	$0.26	$0.25	$0.25
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,414

	Three Months Ended 2018
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except per share amounts)
2018
Revenue from operations	$—	$—	$—	$—
Total operating expenses	340	374	634	462
Operating loss	(340)	(374)	(634)	(462)
Other income, net of other expenses	1,042	1,081	1,201	1,556
Giain on sale of real estate land	—	—	7,323	—
Income before gain on land sales, non-contolling interest, and taxes	702	707	7,890	1,094
Income tax expense	—	—	1,902	281
Net income (loss)	$702	$707	$5,988	$813

PER SHARE DATA
Earnings per share - basic and diluted
Net income (loss) applicable to common shares	$0.17	$0.17	$1.44	$0.19
Weighted average common shares used in computing earnings per share	4,168,214	4,168,214	4,168,214	4,168,214

NOTE 8. COMMITMENTS, CONTINGENCIES AND LIQUIDITY

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

Liquidity

Management anticipates that IOR will generate excess cash from operations in 2021 due to the interest collected from notes receivable. Management intends to reduce its cash invested with its Advisor to meet its cash requirements not funded through operations.

NOTE 9. SUBSEQUENT EVENTS

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during 2020 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

The Company has evaluated subsequent events through March 29, 2021, the date the financial statements were available to be issued, and has determined that there are none to be reported.

SCHEDULE III

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Real Estate

For the Years Ended December 31,

	2020	2019	2018
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1	$—	$—	$22,717
Additions
Acquisitions and improvements	—	—	—
Deductions
Sale of real estate	—	—	22,717
Balance at December 31	$—	$—	$—

All land holdings were sold in 2018.

 Schedule IV

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loans Receivable

December 31, 2020

Description	Interest Rate	Final Maturity Date		Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
						(dollars in thousands)

Unified Housing Foundation, Inc. (Echo Station/UH of Temple, LLC)	12.00%	12	/32	Excess cash flow	8,926	1,809	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	12	/32	Excess cash flow	27,037	8,836	6,369	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge, LLC)	12.00%	12	/32	Excess cash flow	24,866	2,427	1,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell, LLC)	12.00%	12	/32	Excess cash flow	13,900	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	12	/32	Excess cash flow	27,037	2,189	2,000	—
							$13,126
						Interest receivable	804
							$13,930

Schedule IV (continued)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Mortgage Loan Receivables

For the Years Ended December 31,

	2020	2019	2018
	(dollars in thousands)
Balance at January 1,	$14,030	$14,030	$14,030
Additions
Increase of interest receivable on mortgage loans	—	—	—
Deductions
Amounts received	(100)	—	—
Balance at December 31,	$13,930	$14,030	$14,030

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER, age 70, Director, Affiliated, since February 2011 and Chairman of the Board since May 2011, Retired (since April 30, 2019).

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

ROBERT A. JAKUSZEWSKI, age 58, Director, Independent, since March 2004

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

TED R. MUNSELLE, age 65, Director, Independent, since May 2009

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

RAYMOND D. ROBERTS, SR., age 89, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held five meetings during 2020. For such year, no incumbent Director attended fewer than 86% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a Director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the periods that he or she served. Under the Company’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the stockholders of the Company, and the Board and Committee meetings of which he or she is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 20, 2004, and its function is to review the Company’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Munselle, a board member, is qualified as an “audit committee financial expert” within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. All members of the Audit Committee meet the experience requirements of the listing standards of the NYSE American. The Charter of the Audit Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations Website (www.incomeopp-realty.com). The Audit Committee met five times in 2020.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices related to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of Director’s independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Governance and Nominating Committee are Messrs. Jakuszewski, Munselle and Roberts (Chairman). All of the members of the Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Governance and Nominating Committee met twice in 2020.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.incomeopp-realty.com). The current members of the Compensation Committee are Messrs. Jakuszewski (Chairman), Munselle and Roberts. All of the members of the Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two Directors who are independent of management and the Company. The Compensation Committee met twice in 2020.

The members of the Board of Directors on the date of this report and the Committees of the Board on which they serve, are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	X	Chair
Ted R. Munselle	Chair	X	X
Raymond D. Roberts, Sr.	X	Chair	X
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

The day following the annual meeting of stockholders held December 16, 2020 representing all stockholders of record dated November 6, 2020, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2021.

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

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence in March 2020. During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between Directors or their related parties and members of the Company’s senior management or their related parties. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

As a result of this review, the Board affirmatively determined the former directors, Messrs. Munselle, Jakuszewski, and Roberts are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

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

GENE S. BERTCHER, 72

Mr. Bertcher has served as Executive Vice President (since February 2008) and Chief Financial Officer (since May 2008) of the Company and until June 2019, of ARL and TCI. Prior thereto (from February 2008 to March 2008) he was Executive Vice President and Interim Chief Financial Officer of the Company, ARL and TCI. Mr. Bertcher is also President, Chief Executive Officer (since December 2006), and Chief Financial Officer (since January 2003) of New Concept Energy, Inc. (formerly CableTel International Corporation), a Nevada corporation (“GBR”) which has its common stock listed on the NYSE American, a position he has occupied since November 1, 2004. From January 3, 2003 until November 1, 2004, Mr. Bertcher was also Chief Executive Officer of GBR. He has been a certified public accountant since 1973. Mr. Bertcher has been a director since June 1999 (and was from November 1989 to September 1996) of GBR. Until November 1989, Mr. Bertcher was a partner in Grant Thornton, LLP having served as the Chairman of its National Real Estate and Construction Committee. Mr. Bertcher is also a Director of Pillar (since August 14, 2020).

LOUIS J. CORNA, 73

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

Pillar is a company of which Messrs. Bertcher is a Director and Corna is an officer.

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

Tax Sharing Agreement

IOR is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2020.

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

During 2020, $17,930 was paid to the non-employee Directors in total Directors’ fees. Those fees received by Directors were Robert A. Jakuszewski $5,000; Ted R. Munselle $5,500; Raymond D. Roberts, Sr. $5,000 and Henry A. Butler $2,430.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2020, the Company did not have any compensation plans under which equity securities of the Company were authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 26, 2021.

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership	Approximate Percentage of class**
Transcontinental Realty Investors, Inc.	3,381,570	81.1%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the Directors and executive officers of the Company as of the close of business on March 26, 2020:

Name and Address of Beneficial Owner	Amount and Nature* of Beneficial Ownership		Approximate Percentage of class**
Gene S Bertcher	-0-	(1)	-0-%
Henry A. Butler	3,381,570	(1)	81.1%
Louis J. Corna	3,381,570	(1)	81.1%
William J. Hogan	3,381,570	(1)	81.1%
Robert A. Jakuszewski	3,381,570	(1)	81.1%
Erik L. Johnson	3,381,570	(1)	81.1%
Ted R. Munselle	3,381,570	(1)	81.1%
Raymond D. Roberts, Sr.	3,381,570	(1)	81.1%
All directors and executive officers as a group (8 people)	3,381,570	(1)	81.1%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 4,168,414 shares of Common Stock outstanding at March 26, 2021.

(1)	Includes 3,381,570 shares owned by TCI of which the Directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as Directors and executive officers. Each of the current Directors (Messrs. Butler, Munselle, Jakuszewski and Roberts) and executive officers (Messrs. Johnson and Corna) of TCI disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

IOR is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. There were no payments under this agreement in 2020 or 2019.

Messrs. Louis J. Corna is employed by Pillar. Messrs. Corna is an executive officer of the Company, and also serves as an executive officer of ARL and TCI, and accordingly owe fiduciary duties to those entities as well as the Company. Messrs. Jakuszewski, Munselle and Roberts serve as Directors of ARL, and TCI and owe fiduciary duties to TCI and ARL as well as the Company, under applicable law. Mr. Bertcher is an officer, Director and employee of NCE and as such, he owes a fiduciary duty to NCE as well as the Company under applicable law.

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

At December 31, 2020, TCI owned 3,381,570 shares of Common Stock of IOR (approximately 81.1%).  From time to time, the Company has made advances to Pillar, which generally has not had specific repayment terms, are unsecured and have been reflected in the Company’s financial statements as receivables from or payables to related parties.  Such advances bear interest at 1% above the prime rate. During 2020, the Company recognized interest of approximately $2.8 million from Pillar related to the advances to date.

In 2020, pursuant to the Advisory fee agreement, the Company paid Pillar $0.8 million in advisory fees and $0.2 million in cost reimbursements. The Company also paid Pillar $0.4 million in net income fees.

As of December 31, 2020, the Company had notes and interest receivables of $13.9 million due from related parties. (See Note 3 Notes and Interest Receivable). During the current period, IOR recognized $1.8 million of interest income from these related party notes receivables.

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

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2020 and 2019 by the Company’s principal accounting firm, Swalm & Associates, P.C.:

Type of Fees	2020	2019
Audit Fees	$42,250	$63,024
Total	$42,250	$63,024

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid during 2020 and 2019 were for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagements.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate IOR’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2020 and 2019 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statements

●	Report of Independent Certified Public Accountants

●	Consolidated Balance Sheets—December 31, 2020 and 2019

●	Consolidated Statements of Operations—years ended December 31, 2020, 2019 and 2018

●	Consolidated Statements of Stockholders’ Equity—years ended December 31, 2020, 2019 and 2018

●	Consolidated Statements of Cash Flows—years ended December 31, 2020, 2019 and 2018

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

●	Schedule III—Real Estate and Accumulated Depreciation

●	Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Financial Statements or the Notes thereto.

(b)	The following documents are filed as Exhibits to this Report (certain of which as indicated parenthetically were previously filed as exhibits to Registration Statements filed under the Securities Act of 1933 or to report filed under the Exchange Act and are incorporated by reference to such statements or reports):

Exhibit Designation	Description
3.1	Articles of Incorporation of Income Opportunity Realty Investors, Inc. (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-4 dated February 12, 1996)

3.2	Certificate of Amendment to the Articles of Incorporation of Income Opportunity Realty Investors, Inc. as filed with and approved by the Secretary of State of Nevada on January 11, 2006 (incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K for event of January 11, 2006)
10.3	Advisory Agreement dated as of April 30, 2011, between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K for event of April 30, 2011)
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) Certification by Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2021

By:	/ s/ Gene S. B ertcher
Gene S. Bertcher, Principal Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER Henry A. Butler	Director	March 26, 2021

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 26, 2021

/S/ RAYMOND D. ROBERTS, SR. Raymond D. Roberts, Sr	Director	March 26, 2021

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 26, 2021

/S/ GENE S. BERTCHER Gene S. Bertcher	Principal Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2021