Form 10-Q
period 2021-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2021-05-14
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,414
(Class)	(Outstanding at May 13, 2021)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	(dollars in thousands, except par value amount)
Assets

Current assets
Cash and cash equivalents	$—	$12
Receivable and accrued interest from related parties	94,307	90,526
Total current assets	94,307	90,538

Non current assets
Notes and interest receivable from related parties	11,503	13,930
Total non current assets	11,503	13,930

Total Assets	$105,810	$104,468

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and other liabilities	$2	$12
Total liabilities	2	12
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,414 shares in 2021 and 2020	42	42
Treasury stock at cost, 5,261 shares in 2021 and 2020	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	43,850	42,498
Total shareholders' equity	105,808	104,456
Total liabilities and shareholders' equity	$105,810	$104,468

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share amounts)
Revenues:
Revenue from operations	$—	$—

Expenses:
General and administrative (including $107 and $72 for the three months ended 2021 and 2020, respectively, to related parties)	188	139
Net income fee to related party	139	86
Advisory fee to related party	197	189
Total operating expenses	524	414
Net operating loss	(524)	(414)

Other income (expenses):
Interest income from related parties	1,218	1,479
Other income	1,017	—
Total other income	2,235	1,479
Income before taxes	1,711	1,065
Income tax expense	359	224
Net income	$1,352	$841

Earnings per share - basic and diluted
Net income	$0.32	$0.20

Weighted average common shares used in computing earnings per share	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

(dollars in thousands)

(Unaudited)

		Common Stock
		Issued		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2020	$104,456	4,173,675	$42	$(39)	$61,955	$42,498
Net income	1,352	—	—	—	—	1,352
Balance, March 31, 2021	$105,808	4,173,675	$42	$(39)	$61,955	$43,850

		Common Stock
		Issued		Treasury	Paid-in	Retained
	Total	Shares	Amount	Stock	Capital	Earnings
Balance, December 31, 2019	$100,242	4,173,675	$42	$(39)	$61,955	$38,284
Net income	841	—	—	—	—	841
Balance, March 31, 2020	$101,083	4,173,675	$42	$(39)	$61,955	$39,125

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$1,352	$841
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
(Increase) decrease in assets:
Accrued interest receivable from related parties	2,427	457
Increase (decrease) in other liabilities	(10)	(14)
Net cash provided by operating activities	3,769	1,284

Cash Flow From Investing Activities:
Related Party Receivables	(3,781)	(1,275)
Net cash used in investing activities	(3,781)	(1,275)
Net (decrease) increase in cash and cash equivalents	(12)	9
Cash and cash equivalents, beginning of period	12	5
Cash and cash equivalents, end of period	$—	$14

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

Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager under a contractual arrangement that is reviewed annually by our Board of Directors. The day-to-day operations of IOR are performed by Pillar, as the contractual Advisor, under the supervision of the Board. Pillar’s duties include, but are not limited to, locating, evaluating and recommending business and investment opportunities. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with IOR’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to TCI and ARL.

Our primary business is currently investing in mortgage receivables. At March 31, 2021, the principal source of revenue for the Company is interest income on approximately $95.6 million of notes receivable due from related parties, out of which, $11.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 2).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of March 31, 2021 and December 31, 2020, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

The year-end Consolidated Balance Sheet at December 31, 2020, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Fair Value Measurement

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, to the valuation of notes receivable. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

Newly Issued Accounting Pronouncements

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our election of the guidance of the Q&A has not had a significant impact on our consolidated financial statements during the three months ended March 31, 2021.

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

In February 2021, the Company collected $1.017 million which is the remaining balance of a fully reserved note receivable and is included in other income. In addition, in February, the Company collected $1.9 million of principal and $.6 million of accrued interest on the UHF notes receivable listed below. These funds were transferred to the IOR parent (TCI) under company policy.

At March 31, 2021, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $11.5 million. As of March 31, 2021, we recognized interest income of $330 thousand related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	$2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	$6,369	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	$1,323	Secured
Total Notes Receivable			11,173
Accrued interest			330
Total Performing			$11,503

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

	Quarter Ended March 31,
	2021	2020
Fees:
Advisory	$197	$190
Net income	139	86
	$336	$275
Other Expense:
Cost reimbursements	$107	$72

Revenue:
Interest received	$1,218	$1,479

As of March 31, 2021, IOR has notes and interest receivable of $11.5 million due from Unified Housing Foundation, Inc. and recognized interest income of $360 thousand related to these notes receivable. (See details in Note 2. Notes and Interest Receivable from Related Parties.)

The table below reflects the various transactions between IOR, Pillar, and TCI (dollars in thousands):

	TCI
	2021	2020
Balance, December 31,	$90,526	$86,221
Cash transfers	3,725	815
Advisory fees	(197)	(190)
Net income fee	(139)	(86)
Cost reimbursements	(107)	(72)
Interest income	858	1,032
Income Tax	(359)	(224)
Balance, March 31,	$94,307	$87,496

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

The Company has evaluated subsequent events through May 13, 2021, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

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

Overview

We are an externally advised and managed investment company. We have no employees.

Our primary source of revenue is from the interest income on approximately $95.6 million of notes receivable due from related parties.

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

Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager under a contractual arrangement that is reviewed annually by our Board of Directors. The day-to-day operations of IOR are performed by Pillar, as the contractual Advisor, under the supervision of the Board. Pillar’s duties include, but are not limited to, locating, evaluating and recommending business and investment opportunities. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with IOR’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to TCI and ARL.

Critical Accounting Policies

We present our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The accompanying unaudited Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of March 31, 2021, IOR is not the primary beneficiary of a VIE.

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

Newly Issued Accounting Pronouncements

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our election of the guidance of the Q&A has not had a significant impact on our consolidated financial statements during the three months ended March 31, 2021.

Results of Operations

The following discussion is based on our “Statement of Operations” for the three months ended March 31, 2021 and 2020, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our primary business is currently investing in mortgage receivables. Our principal source of revenue is interest income generated from notes receivables due from related parties. We also receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. Our operating expenses consist mainly of general and administration costs related to the Company.

Comparison of the three months ended March 31, 2021 to the same period ended 2020:

We had net income of $1.4 million or $0.32 per diluted share for the three months ended March 31, 2021, compared to net income of $841 thousand or $0.20 per diluted share for the same period ended 2020.

Expenses

General and administrative expenses were $188 thousand for the three months ended March 31, 2021. This represents an increase of $49 thousand, compared to general and administrative expenses of $139 thousand for the three months ended March 31, 2020. This increase was primarily driven by an increase in audit fees of approximately $18 thousand and increase in expense reimbursement to Pillar of approximately $35 thousand.

Advisory fees were $197 thousand for the three months ended March 31, 2021 compared to $189 thousand for the same period in 2020 for an increase of $8 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party was $139 thousand for the three months ended March 31, 2021. This represents an increase of $53 thousand, compared to the net income fee of $86 thousand for the three months ended March 31, 2020. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income decreased to $1.2 million for the three months ended March 31, 2021 compared to $1.5 million for the same period in 2020.  The decrease of $300 thousand was primarily due to a decrease in the prime interest rate used to calculate interest on the receivable amount owed from our Advisor and other related parties.

Other income was $1 million for the three months ended March 31, 2021 due to the collection of a note previously written off.

Liquidity and Capital Resources

General

Our principal liquidity needs are to fund normal recurring expenses. And our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interest from related companies.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020	Variance
	(dollars in thousands)
Net cash provided by operating activities	$3,769	$1,284	$2,485
Net cash used in investing activities	$(3,781)	$(1,275)	$(2,506)

The primary use of cash for operations is daily operating costs, general and administrative expenses, and advisory fees. Our primary source of cash for operations is from interest income on notes receivable.

Our primary cash outlays for investing activities are for investment of excess cash with our Advisor. The investing activity in the current period was mainly due to the proceeds received on the notes receivable. We invested more cash with our Advisor in the current period.

We did not pay quarterly dividends during the three months ended March 31, 2021 and 2020.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the first three months of 2021 on a standalone basis.  The income tax expense for the three months ending March 31, 2021 was $359 thousand.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2021, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first quarter of 2021. As of March 31, 2021, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

31.1 *	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 13, 2021	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)