Form 10-Q
period 2021-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2021-08-12
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,414

(Class)	(Outstanding at August 12, 2021)

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	(dollars in thousands, except par value amount)
Assets
Current assets
Cash and cash equivalents	$2	$12
Receivable and accrued interest from related parties	94,797	90,526
Total current assets	94,799	90,538

Non current assets
Notes and interest receivable from related parties	11,837	13,930
Total non current assets	11,837	13,930

Total Assets	$106,636	$104,468

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable and other liabilities	$9	$12
Total liabilities	9	12

Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,414 shares in 2021 and 2020	42	42
Treasury stock at cost, 5,261 shares in 2021 and 2020	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	44,669	42,498
Total shareholders' equity	106,627	104,456
Total liabilities and shareholders' equity	$106,636	$104,468

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues:
Revenue from operations	$—	$—	$—	$—

Expenses:
General and administrative (including $155 and $120 for the six months ended 2021 and 2020, respectively, to related parties)	100	128	288	267
Net income fee to related party	55	112	194	198
Advisory fee to related party	201	191	398	380
Total operating expenses	356	431	880	845
Net operating loss	(356)	(431)	(880)	(845)

Other income (expenses):
Interest income from related parties	1,231	1,290	2,449	2,769
Other income	162	742	1,179	742
Total other income	1,393	2,032	3,628	3,511
Income before taxes	1,037	1,601	2,748	2,666
Income tax expense	218	336	577	560
Net income	$819	$1,265	$2,171	$2,106

Earnings per share - basic and diluted
Net income	$0.20	$0.30	$0.52	$0.51

Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021 and 2020

(dollars in thousands)

(Unaudited)

	Common Stock
For the three months ended June 30, 2021	Issued Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
Balance, March 31, 2021	4,173,675	$42	$(39)	$61,955	$43,850	$105,808
Net income	—	—	—	—	819	819
Balance, June 30, 2021	4,173,675	$42	$(39)	$61,955	$44,669	$106,627

	Common Stock
For the three months ended June 30, 2020	Issued Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
Balance, March 31, 2020	4,173,675	$42	$(39)	$61,955	$39,125	$101,083
Net income	—	—	—	—	1,265	1,265
Balance, June 30, 2020	4,173,675	$42	$(39)	$61,955	$40,390	$102,348

	Common Stock
For the six months ended June 30, 2021	Issued Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
Balance, December 31, 2020	4,173,675	$42	$(39)	$61,955	$42,498	$104,456
Net income	—	—	—	—	2,171	2,171
Balance, June 30, 2021	4,173,675	$42	$(39)	$61,955	$44,669	$106,627

	Common Stock
For the six months ended June 30, 2020	Issued Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
Balance, December 31, 2019	4,173,675	$42	$(39)	$61,955	$38,284	$100,242
Net income	—	—	—	—	2,106	2,106
Balance, June 30, 2020	4,173,675	$42	$(39)	$61,955	$40,390	$102,348

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$2,171	$2,106
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
(Increase) decrease in assets:
Accrued interest receivable from related parties	2,093	10
Increase (decrease) in other liabilities	(3)	(6)
Net cash provided by operating activities	4,261	2,110

Cash Flow From Investing Activities:
Related Party Receivables	(4,271)	(2,071)
Net cash used in investing activities	(4,271)	(2,071)
Net (decrease) increase in cash and cash equivalents	(10)	39
Cash and cash equivalents, beginning of period	12	5
Cash and cash equivalents, end of period	$2	$44

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

Our primary business is currently investing in mortgage receivables. At June 30, 2021, the principal source of revenue for the Company is interest income on approximately $95.9 million of notes receivable due from related parties, out of which, $11.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 2).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of June 30, 2021 and December 31, 2020, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

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

Newly Issued Accounting Pronouncements

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our election of the guidance of the Q&A has not had a significant impact on our consolidated financial statements during the six months ended June 30, 2021.

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

At June 30, 2021, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $11.8 million. As of June 30, 2021, we recognized interest income of $664 thousand related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	$2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	$6,369	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	$1,323	Secured
Total Notes Receivable			11,173
Accrued interest			664
Total Performing			$11,837

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

	Period Ended June 30,
	2021	2020
Fees:
Advisory	$398	$380
Net income	194	198
	$592	$578
Other Expense:
Cost reimbursements	$155	$120

Revenue:
Interest received	$2,449	$2,769

As of June 30, 2021, IOR has notes and interest receivable of $11.8 million due from Unified Housing Foundation, Inc. and recognized interest income of $695 thousand related to these notes receivable. (See details in Note 2. Notes and Interest Receivable from Related Parties.)

The table below reflects the various transactions between IOR, Pillar, and TCI (dollars in thousands):

	TCI
	2021	2020
Balance, December 31,	$90,526	$86,221
Cash transfers	3,680	1,457
Advisory fees	(398)	(380)
Net income fee	(194)	(198)
Cost reimbursements	(155)	(120)
Expenses Paid by Advisor	(1)	(2)
Interest income	1,754	1,874
Income Tax	(577)	(560)
AMT Credit	162	—
Balance, June 30,	$94,797	$88,292

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

The Company has evaluated subsequent events through August 12, 2021, the date the Consolidated Financial Statements were available to be issued, and has determined that there are none to be reported.

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

Our primary source of revenue is from the interest income on approximately $95.9 million of notes receivable due from related parties.

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

Critical Accounting Policies

We present our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The accompanying unaudited Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of June 30, 2021, IOR is not the primary beneficiary of a VIE.

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

Newly Issued Accounting Pronouncements

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our election of the guidance of the Q&A has not had a significant impact on our consolidated financial statements during the six months ended June 30, 2021.

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and six months ended June 30, 2021 and 2020, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our primary business is currently investing in mortgage receivables. Our principal source of revenue is interest income generated from notes receivables due from related parties. We also receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. Our operating expenses consist mainly of general and administration costs related to the Company.

Comparison of the three months ended June 30, 2021 to the same period ended 2020:

We had net income of $819 thousand or $0.20 per diluted share for the three months ended June 30, 2021, compared to net income of $1.3 million or $0.30 per diluted share for the same period ended 2020.

Expenses

General and administrative expenses were $100 thousand for the three months ended June 30, 2021. This represents a decrease of $28 thousand, compared to general and administrative expenses of $128 thousand for the three months ended June 30, 2020. This decrease was primarily driven by a decrease in legal fees of $12 thousand and audit fees of approximately $15 thousand.

Advisory fees were $201 thousand for the three months ended June 30, 2021 compared to $191 thousand for the same period in 2020 for an increase of $10 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party was $55 thousand for the three months ended June 30, 2021. This represents a decrease of $57 thousand, compared to the net income fee of $112 thousand for the three months ended June 30, 2020. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income decreased to $1.2 million for the three months ended June 30, 2021 compared to $1.3 million for the same period in 2020.  The decrease of $100 thousand was primarily due to a decrease in interest recognized due to some notes being paid off in 1Q 2021.

Other income was $162 thousand for the three months ended June 30, 2021 compared to $742 thousand for the three months ended June 30, 2020. The decrease was due to a tax increment reimbursement from City of Farmers Branch received in 2020.

Comparison of the six months ended June 30, 2021 to the same period ended 2020:

We had net income of $2.2 million or $0.52 earnings per diluted share for the six months ended June 30, 2021 compared to net income of $2.1 million or $0.51 earnings per diluted share for the same period in 2020.

Expenses

General and administrative expenses were $288 thousand for the six months ended June 30, 2021 compared to $267 thousand for the six months ended June 30, 2020 for an increase of $21 thousand. The increase was primarily due to an increase in cost reimbursements to our Advisor of approximately $34 thousand partially offset by a decrease in legal fees of $19 thousand.

Advisory fees were $398 thousand for the six months ended June 30, 2021 compared to $380 thousand for the same period of 2020 for an increase of $18 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party decreased by $4 thousand to $194 thousand for the six months ended June 30, 2021 compared to $198 thousand for the same period in 2020. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $2.4 million for the six months ended June 30, 2021. This represents a decrease of $300 thousand as compared to interest income of $2.7 million for the six months ended June 30, 2020, as a result of a decrease in interest recognized due to some notes being paid off in 1Q 2021.

Other income was $1.1 million for the six months ended June 30, 2021 due to the collection of a note previously written off. Other income of $742 thousand for the six months ended June 30, 2020 was due to a tax increment reimbursement from the City of Farmers Branch, Texas for previous infrastructure development performed by the Company.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020	Variance
	(dollars in thousands)
Net cash provided by operating activities	$4,261	$2,110	$2,151
Net cash used in investing activities	$(4,271)	$(2,071)	$(2,200)

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

We did not pay quarterly dividends during the six months ended June 30, 2021 and 2020.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the first six months of 2021 on a standalone basis.  The income tax expense for the six months ending June 30, 2021 was $577 thousand.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2021, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the second quarter of 2021. As of June 30, 2021, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 12, 2021	By:
/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)