Form 10-Q
period 2021-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2021-11-10
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	4,168,414
(Class)	(Outstanding at November 9, 2021)

 INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	(dollars in thousands, except par value amount)
Assets
Current assets
Cash and cash equivalents	$13	$12
Receivable and accrued interest from related parties	95,827	90,526
Total current assets	95,840	90,538
Non current assets
Notes and interest receivable from related parties	11,510	13,930
Total non current assets	11,510	13,930
Total Assets	$107,350	$104,468

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and other liabilities	$11	$12
Total liabilities	11	12
Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 4,173,675 and outstanding 4,168,414 shares in 2021 and 2020	42	42
Treasury stock at cost, 5,261 shares in 2021 and 2020	(39)	(39)
Paid-in capital	61,955	61,955
Retained earnings	45,381	42,498
Total shareholders' equity	107,339	104,456
Total liabilities and shareholders' equity	$107,350	$104,468

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues:
Revenue from operations	$—	$—	$—	$—

Expenses:
General and administrative (including $220 and $190 for the nine months ended 2021 and 2020, respectively, to related parties)	88	94	376	361
Net income fee to related party	56	51	250	249
Advisory fee to related party	201	194	599	574
Total operating expenses	345	339	1,225	1,184
Net operating loss	(345)	(339)	(1,225)	(1,184)

Other income (expenses):
Interest income from related parties	1,248	1,302	3,697	4,071
Other income	—	—	1,179	742
Total other income	1,248	1,302	4,876	4,813
Income before taxes	903	963	3,651	3,629
Income tax expense	191	202	768	762
Net income	$712	$761	$2,883	$2,867

Earnings per share - basic and diluted
Net income	$0.17	$0.18	$0.69	$0.69

Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021, and 2020

(dollars in thousands)

(Unaudited)

		Common Stock
For the three months ended September 30, 2021	Total Equity	Issued Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings

Balance, June 30, 2021	$106,627	4,173,675	$42	$(39)	$61,955	$44,669
Net income	712	—	—	—	—	712
Balance, September 30, 2021	$107,339	4,173,675	$42	$(39)	$61,955	$45,381

		Common Stock
For the three months ended September 30, 2020	Total Equity	Issued Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings

Balance, June 30, 2020	$102,348	4,173,675	$42	$(39)	$61,955	$40,390
Net income	761	—	—	—	—	761
Balance, September 30, 2020	$103,109	4,173,675	$42	$(39)	$61,955	$41,151

		Common Stock
For the nine months ended September 30, 2021	Total Equity	Issued Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings

Balance, December 31, 2020	$104,456	4,173,675	$42	$(39)	$61,955	$42,498
Net income	2,883	—	—	—	—	2,883
Balance, September 30, 2021	$107,339	4,173,675	$42	$(39)	$61,955	$45,381

		Common Stock
For the nine months ended September 30, 2020	Total Equity	Issued Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings

Balance, December 31, 2019	$100,242	4,173,675	$42	$(39)	$61,955	$38,284
Net income	2,867	—	—	—	—	2,867
Balance, September 30, 2020	$103,109	4,173,675	$42	$(39)	$61,955	$41,151

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flow From Operating Activities:	(dollars in thousands)
Net income	$2,883	$2,867
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
(Increase) decrease in assets:
Accrued interest receivable from related parties	2,420	453
Increase (decrease) in other liabilities	(1)	(13)
Net cash provided by operating activities	5,302	3,307

Cash Flow From Investing Activities:
Related Party Receivables	(5,301)	(3,254)
Net cash used in investing activities	(5,301)	(3,254)
Net (decrease) increase in cash and cash equivalents	1	53
Cash and cash equivalents, beginning of period	12	5
Cash and cash equivalents, end of period	$13	$58

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

Our primary business is currently investing in mortgage receivables. At September 30, 2021, the principal source of revenue for the Company is interest income on approximately $96.8 million of notes receivable due from related parties, out of which, $11.1 million are due from United Housing Foundation, Inc. (“UHF”) (Refer to Note 2).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. As of September 30, 2021, and December 31, 2020, IOR was not the primary beneficiary of a variable interest entity (“VIE”).

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

Newly Issued Accounting Pronouncements

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our election of the guidance of the Q&A has not had a significant impact on our consolidated financial statements during the nine months ended September 30, 2021.

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

On September 30, 2021, we had mortgage loans and accrued interest receivable from related parties totaling $11.5 million. As of September 30, 2021, we recognized interest income of $1 million related to these notes receivable. Below is a summary of notes and interest receivable from related parties (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Unified Housing Foundation, Inc. (Echo Station)	12/32	12.00%	$1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	$2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)	12/32	12.00%	$6,369	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	$1,323	Secured
Total Notes Receivable			11,173
Accrued interest			337
Total Performing			$11,510

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

	Period Ended September 30,
	2021	2020
Fees:
Advisory	$599	$574
Net income	250	249
	$849	$823
Other Expense:
Cost reimbursements	$220	$190
Revenue:
Interest received	$3,697	$4,071

As of September 30, 2021, IOR has notes and interest receivable of $11.5 million due from Unified Housing Foundation, Inc., and recognized interest income of $1.03 million related to these notes receivable. (See details in Note 2. Notes and Interest Receivable from Related Parties.)

The table below reflects the various transactions between IOR, Pillar, and TCI (dollars in thousands):

	TCI
	2021	2020
Balance, December 31,	$90,526	$86,221
Cash transfers	4,314	2,307
Advisory fees	(599)	(574)
Net income fee	(250)	(249)
Cost reimbursements	(220)	(190)
Expenses Paid by Advisor	(2)	(3)
Interest income	2,664	2,725
Income Tax	(768)	(762)
AMT Credit	162	—
Balance, September 30,	$95,827	$89,475

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety in June 2019. On February 26, 2020, the Court denied IOR’s demand futility motion. The remaining Defendants’ motions were granted in part and denied in part in the first quarter of 2020. Discovery is ongoing. The Plaintiff did not seek class certification in the case.

Contingencies. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during 2020 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2021, the date the Consolidated Financial Statements were available to be issued and has determined that there are none to be reported.

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

Our primary source of revenue is from the interest income on approximately $96.8 million of notes receivable due from related parties.

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

The accompanying unaudited Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. As of September 30, 2021, IOR is not the primary beneficiary of a VIE.

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

Newly Issued Accounting Pronouncements

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our election of the guidance of the Q&A has not had a significant impact on our consolidated financial statements during the nine months ended September 30, 2021.

Results of Operations

The following discussion is based on our “Statement of Operations” for the three and nine months ended September 30, 2021, and 2020, as included in Part I, Item 1. “Financial Statements” of this report. It is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our primary business is currently investing in mortgage receivables. Our principal source of revenue is interest income generated from notes receivables due from related parties. We also receive interest income from the funds deposited with our Advisor at a rate of prime plus 1%. Our operating expenses consist mainly of general and administration costs related to the Company.

Comparison of the three months ended September 30, 2021, to the same period ended 2020:

We had net income of $712 thousand or $0.17 per diluted share for the three months ended September 30, 2021, compared to net income of $761 thousand or $0.18 per diluted share for the same period ended 2020.

Expenses

General and administrative expenses were $88 thousand for the three months ended September 30, 2021. This represents a decrease of $6 thousand, compared to general and administrative expenses of $94 thousand for the three months ended September 30, 2020. This decrease was primarily driven by a decrease in cost reimbursements to our Advisor of approximately $5 thousand.

Advisory fees were $201 thousand for the three months ended September 30, 2021, compared to $194 thousand for the same period in 2020 for an increase of $7 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party was $56 thousand for the three months ended September 30, 2021. This represents an increase of $5 thousand, compared to the net income fee of $51 thousand for the three months ended September 30, 2020. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income decreased to $1.2 million for the three months ended September 30, 2021, compared to $1.3 million for the same period in 2020.  The decrease of $100 thousand was primarily due to a decrease in interest recognized due to some notes being paid off in 1Q 2021.

Comparison of the nine months ended September 30, 2021, to the same period ended 2020:

We had net income of $2.9 million or $0.69 earnings per diluted share for the nine months ended September 30, 2021, as well as net income of $2.9 million or $0.69 earnings per diluted share for the same period in 2020.

Expenses

General and administrative expenses were $376 thousand for the nine months ended September 30, 2021, compared to $361 thousand for the nine months ended September 30, 2020, for an increase of $15 thousand. The increase was primarily due to an increase in cost reimbursements to our Advisor of approximately $29 thousand plus an increase in stock transfer fees of approximately $7 thousand partially offset by a decrease in legal fees of $18 thousand.

Advisory fees were $599 thousand for the nine months ended September 30, 2021, compared to $574 thousand for the same period of 2020 for an increase of $25 thousand. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Net income fee to related party increased by $1 thousand to $250 thousand for the nine months ended September 30, 2021, compared to $249 thousand for the same period in 2020. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Other income (expense)

Interest income was $3.7 million for the nine months ended September 30, 2021. This represents a decrease of $400 thousand as compared to interest income of $4.1 million for the nine months ended September 30, 2020, as a result of a decrease in interest recognized due to some notes being paid off in 1Q 2021.

Other income was $1.2 million for the nine months ended September 30, 2021, due to the collection of a note previously written off. Other income of $742 thousand for the nine months ended September 30, 2020, was due to a tax increment reimbursement from the City of Farmers Branch, Texas for previous infrastructure development performed by the Company.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows from Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows (dollars in thousands):

	For the Nine Months Ended June 30,
	2021	2020	Variance
	(dollars in thousands)
Net cash provided by operating activities	$5,302	$3,307	$1,995
Net cash used in investing activities	$(5,301)	$(3,254)	$(2,047)

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

We did not pay quarterly dividends during the nine months ended September 30, 2021, and 2020.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. IOR has taxable income for the first nine months of 2021 on a standalone basis.  The income tax expense for the nine months ending September 30, 2021, was $768 thousand.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On September 30, 2021, the Company had no outstanding debt and has no exposure to quantitative or qualitative issues.

ITEM 4.	CONTROLS AND PROCEDURES

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

On December 5, 1989, the governing body of the predecessor of the Company approved a share repurchase program authorizing the repurchase of up to a total of 200,000 shares of the predecessor. In June 2000, the Board of Directors of the Company increased the authorization to 500,000 shares. With the 3-for-1 forward split of the Company’s Common Stock in June 2005, such authorization would be appropriately increased to 1,500,000 shares and the number of shares previously purchased would be appropriately increased by the same ratio. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 150,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the third quarter of 2021. As of September 30, 2021, 1,034,761 shares have been purchased and 615,239 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 9, 2021	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)