Form 10-K
period 2021-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2022-03-25
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14784

Income Opportunity Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2615944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1603 LBJ Freeway	Suite 800	Dallas	TX	75234
(Address of principal executive offices)				(Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IOR	NYSE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.6 million as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.

As of March 24, 2022, there were 4,168,414 shares of common stock outstanding.

Documents Incorporated By Reference:

None

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described in Part I, Item 1A. “Risk Factors”.

PART I

ITEM 1.	BUSINESS

General

Income Opportunity Investors, Inc. (the “Company”) is an externally managed company that invests in mortgage notes receivables and real property. As used herein, the terms “IOR”, “the Company”, “We”, “Our”, or “Us” refer to the Company.

Controlling Shareholder

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owns 81.1% of our stock and with its affiliates owns approximately 87.6% of our common stock. Accordingly our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. ("ARL"), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, own approximately 78.4% of TCI.

As described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, our officers and directors also serve as officers and directors of TCI and ARL.

Management

Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. Pillar is a wholly-owned affiliate of ARL's controlling shareholder..

Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with unaffiliated independent third party lenders and investors. They also serve as the contractual Advisor and Cash Manager to TCI. As the contractual advisor, Pillar is compensated by us under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, we compete with related parties of Pillar having similar investment objectives related to investment in mortgage notes receivables. In resolving any potential conflicts of interest which may arise, Pillar has informed us that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Business Plan and Investment Policy

We also invest in notes receivables that are collateralized by investments in land and/or multifamily properties. These investments have included notes receivables from Unified Housing Foundation, Inc. ("UHF") Due to our ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, we consider UHF to be a related party.

Human Capital

We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.

Available Information

We maintain an internet site at www.transconrealty-invest.com. We make available through our website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

ITEM 1A.	RISK FACTORS

An investment in our securities involves various risks. All investors should carefully consider the following risk factors, applicable to us in conjunction with the other information in this report before trading our securities.

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

The collection of our notes receivable are dependent upon the ability of the real estate assets that secure the notes to produce sufficient cash flow to service these notes. Changes in general or local economic conditions in the southwestern United States and, in particular, the Dallas, Texas area can have an adverse effect on the payment of these notes.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None at present

ITEM 3.	LEGAL PROCEEDINGS

In February 2019, Paul Berger (“Berger”) filed a lawsuit against the Company, our directors, our officers and others that alleges that TCI completed improper sales and/or transfers of property with us. Berger requests that we collect on various related party loans and that we then distribute the funds to ours stockholders. We intend to vigorously defend against the allegations. TCI own approximately 81.1% of our stock. Accordingly, our financial results are included in the consolidated financial statements of TCI.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol “IOR”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2021		2020
	High	Low	High	Low
First Quarter	$12.88	$11.01	$14.96	$10.27
Second Quarter	$13.37	$11.14	$12.80	$8.32
Third Quarter	$13.83	$11.05	$17.00	$11.11
Fourth Quarter	$13.69	$11.24	$13.00	$11.02

On March 22, 2022, the closing market price of our common stock on the NYSE $13.60 per share, and was held by approximately 383 stockholders of record.

Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in December 31, 2021, 2020 or 2019. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

We have a share repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased for the year ended December 31, 2021 and the program has 615,239 share remaining that can be repurchased as of December 31, 2021

ITEM 6.	SELECTED FINANCIAL DATA

Optional and not included.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Report.

Management's Overview

We are an externally advised and managed company that invests in notes receivable that are collateralized by income-producing properties in the Southern United States and in the past, real property. Our current principal source of income is interest income on note receivables from related parties.

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

Our operations are managed by Pillar in accordance with an Advisory Agreement. Pillar’s duties include, but are not limited to, locating, evaluating and recommending investment opportunities. We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement. Pillar is considered to be a related party due to its common ownership with TCI, who is our controlling shareholder.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Some of these estimates and assumptions include judgments on the provisions for uncollectible accounts and fair value measurements. Our significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in our notes to the consolidated financial statements. However, the following policies are deemed to be critical.

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

Related Parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing our own separate interests, or affiliates of the entity.

Inflation

The effects of inflation on our operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, our earnings from short-term investments, the cost of new financings and the cost of variable interest rate debt will be affected.

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

We are not aware of any environmental liability relating to the above matters that would have a material adverse effect on our business, assets or results of operations.

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2021, 2020, and 2019 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020:

Our $0.6 million decrease in net income during the year ended December 31, 2021 is primarily attributed to the following:

●	The $0.4 million decrease in interest income was primarily due to a decrease in notes receivables.

●	The $0.4 million decrease in other income was primarily due to a one-time incentive payment received in 2020.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019:

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021 for a discussion of our results of operations for the year ended December 31, 2020.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of December 31, 2021, along with cash that will be generated in 2022 from notes and interest receivables, will be sufficient to meet all of our cash requirements.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2021	2020	Incr /(Decr)
Net cash provided by (used in) operating activities	$(2,980)	$7	$(2,987)
Net cash provided by (used in) investing activities	$2,970	$—	$2,970

The increase in cash from operating activities is primarily due to the collection of a note receivable in 2021.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optional and not included.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Shareholders of Income Opportunity Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Investors, Inc. as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Swalm & Associates, P.C.

Richardson, Texas

March 24, 2022

We have served as the Company’s auditor since 2004.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$2	$12
Interest receivable	591	804
Receivable from related parties	96,300	90,526
Total current assets	96,893	91,342
Non-current assets
Notes receivable from related parties	11,173	13,126
Total assets	$108,066	$104,468

Liabilities and Equity
Liabilities:
Accounts payable	$12	$12

Shareholders' equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,168,414 outstanding	42	42
Treasury stock at cost, 5,261 shares	(39)	(39)
Additional paid-in capital	61,955	61,955
Retained earnings	46,096	42,498
Total shareholders’ equity	108,054	104,456
Total liabilities and equity	$108,066	$104,468

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	12/31/21	12/31/20	12/31/19
Revenues:
Other income	$—	$—	$—
Expenses:
General and administrative (including $282, $247 and $260 for 2021, 2020 and 2019, respectively, from related parties)	470	450	494
Advisory fee to related party	1,108	1,139	1,094
Total operating expenses	1,578	1,589	1,588
Net operating loss	(1,578)	(1,589)	(1,588)
Interest income from related parties	4,953	5,373	6,574
Other income	1,179	1,550	237
Income tax provision	(956)	(1,120)	(1,078)
Net income	$3,598	$4,214	$4,145

Earnings per share - basic and diluted	$0.86	$1.01	$0.99
Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(dollars in thousands, except share amounts)

	Shares Issued	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, January 1, 2019	4,173,675	$42	$(39)	$61,955	$34,139	$96,097
Net income	—	—	—	—	4,145	4,145
Balance, December 31, 2019	4,173,675	42	(39)	61,955	38,284	100,242
Net loss	—	—	—	—	4,214	4,214
Balance, December 31, 2020	4,173,675	42	(39)	61,955	42,498	104,456
Net income	—	—	—	—	3,598	3,598
Balance, December 31, 2021	4,173,675	$42	$(39)	$61,955	$46,096	$108,054

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flow From Operating Activities:
Net income	$3,598	$4,214	$4,145
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Recovery of doubtful accounts	(1,017)	—	—
Changes in assets and liabilities, net of dispositions:
Accrued interest on related party notes receivable	213	100	—
Related party receivables	(5,774)	(4,305)	(4,132)
Accounts payable	—	(2)	(12)
Net cash (used in) provided by operating activities	(2,980)	7	1
Cash Flow From Investing Activities:
Collection of notes receivable	2,970	—	—
Net cash provided by investing activities	2,970	—	—
Net (decrease) increase in cash and cash equivalents	(10)	7	1
Cash and cash equivalents, beginning of year	12	5	4
Cash and cash equivalents, end of year	$2	$12	$5

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. Organization

Income Opportunity Investors, Inc. (the “Company”) is an externally managed company that invests in mortgage notes receivables. As used herein, the terms “IOR”, “the Company”, “We”, “Our”, or “Us” refer to the Company.

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owns 81.1% of our stock and with its affiliates owns approximately 87.6% of our common stock. Accordingly, our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. ("ARL"), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, own approximately 78.4% of TCI.

Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. Pillar is considered to be related parties (See Note 12 – Related Party Transactions).

Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors.

2. Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.

We consolidate entities in which we are considered to be the primary beneficiary of a variable interest entity (“VIE”) or have a majority of the voting interest of the entity. We have determined that we are a primary beneficiary of the VIE when we have (i) the power to direct the activities of a VIE that most significantly impacts its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, we consider qualitative and quantitative factors, including ownership interest, management representation, ability to control decision and other contractual rights. We account for entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary under the equity method of accounting. Accordingly, we include our share of the net earnings or losses of these entities in our results of operations.

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated balance sheets, consolidated statements of operations and the consolidated statements of cash flows.

Fair value measurement

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. In determining fair value we apply the following hierarchy:

Level 1 —Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2 —Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Level 3 —Unobservable inputs that are significant to the fair value measurement.

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value.

Concentration of credit risk

We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2021 and 2020, the Company maintained balances in excess of the insured amount.

Income taxes

We are a “C” corporation” for U.S. federal income tax purposes. However, we are included in the May Realty Holdings, Inc. (the "MRHI"). consolidated group for tax purposes. We have a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Comprehensive income

Net income and comprehensive income (loss) are the same for the year ended December 31, 2021, 2020 and 2019.

Use of estimates

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

3. Notes Receivable

The following table summarizes our notes receivables at December 31, 2021 and 2020:

	Carrying Value		Interest	Maturity
Borrower / Project	2021	2020	Rate	Date
United Housing Foundation (Echo Station)	$1,481	$1,481	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	2,000	2,000	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	6,369	6,369	12.00%	12/31/2032
United Housing Foundation (Limestone Ranch)	—	1,953	12.00%	12/31/2032
United Housing Foundation (Timbers of Terrell)	1,323	1,323	12.00%	12/31/2032
	$11,173	$13,126

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The borrower is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Principal and interest payments on the notes from Unified Housing Foundation, Inc. (“UHF”) are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes.

4. Related Party Transactions

We engage in certain business transactions with related parties, including investment in notes receivables. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

Pillar is a wholly owned by an affiliates of the MRHI, which owns approximately 90.8% of ARL, which owes approximately 78.4% of TCI, which owns 81.1% of the Company.

Advisor fees paid to Pillar were $1,108, $1,139 and $1,094 for the years ended December 31, 2021, 2020 and 2019, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $1,371, $1,790 and $1,794 for the years ended December 31, 2021, 2020 and 2019, respectively.

Interests income on related party receivables from TCI was $3,582, $3,583 and $4,780 for the years ended December 31, 2021, 2020 and 2019, respectively.

Related party receivables represents amounts outstanding from TCI for loans and advances, net of unreimbursed fees, expenses and costs as provided above.

5. Shareholders Equity

Our decision to declare dividends on common stock are determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2021, 2020, or 2019. Future distributions to common shareholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The (benefit) expense for income taxes consists of:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$956	$1,120	$1,078
State	—	—	—
Total tax (benefit) expense	$956	$1,120	$1,078

The reconciliation between our effective tax rate on income from operations and the statutory rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Income tax (benefit) expense at federal statutory rate	$956	$1,120	$1,078
State and local income taxes net of federal tax (benefit) expense	—	—	—
Permanent tax differences	—	—	—
Temporary tax differences	—	—	—
Reported tax (benefit) expense	$956	$1,120	$1,078
Effective tax rate	4.7%	—%	0.7%

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

7. Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due. We intend to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet our liquidity requirements.

In February 2019, we were charged in a lawsuit brought by Paul Berger (“Berger”) that alleges that we completed improper sales and/or transfers of property with IOR. Berger requests that we pay off various related party loans to IOR and that IOR then distribute the funds to its shareholders. We intend to vigorously defend against the allegations.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

8. Quarterly Results of Operations

The following is a tabulation of our quarterly results of operations for the years 2021 and 2020. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations

	2021 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(524)	$(356)	$(345)	$(353)
Net income	1,352	819	712	715
Net income per share - basic and diluted	$0.32	$0.20	$0.17	$0.17

	2020 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(414)	$(431)	$(339)	$(405)
Net income	841	1,265	761	1,347
Net income per share - basic and diluted	$0.20	$0.30	$0.18	$0.33

9. Subsequent Events

The date to which events occurring after December 31, 2021, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 24, 2022, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

December 31, 2021

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
United Housing Foundation (Echo Station)	12.00%	12/31/2032	Payments from excess property cash flows	$13,738	$1,481	$1,481
United Housing Foundation (Lakeshore Villas)	12.00%	12/31/2032	Payments from excess property cash flows	26,645	2,000	2,000
United Housing Foundation (Lakeshore Villas)	12.00%	12/31/2032	Payments from excess property cash flows	—	6,369	6,369
United Housing Foundation (Timbers of Terrell)	12.00%	12/31/2032	Payments from excess property cash flows	13,680	1,323	1,323
				$54,063	$11,173	$11,173

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

As of December 31,

	2021	2020	2019
Balance at January 1,	$13,126	$13,126	$13,126
Additions	—	—	—
Deductions	(1,953)	—	—
Balance at December 31,	$11,173	$13,126	$13,126

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The affairs of the Company are managed by our Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

An objective is for a majority of our Board to be independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange (“NYSE”) listing rules. The independence guidelines are set forth in our “Corporate Governance Guidelines”. The text of this document has been posted on our internet website at www.incomeopp-realty.com (“Investor Relations Website”) and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

We have adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our code of conduct on our website by going to our Investor Relations Website. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the Security Exchange Commission (the “SEC”) or the NYSE on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to our Investor Relations Website. You may also obtain a printed copy of the materials referred to by contacting us at the following address:

Income Opportunity Realty Investors, Inc.

Attn: Investor Relations

1603 LBJ Freeway, Suite 800

Dallas, Texas 75234

Telephone: 469-522-4200

All members of the Audit Committee and Nominating and Corporate Governance Committees must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory, or compensatory fee from the Company or any of its subsidiaries other than their director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of the Company or any of its subsidiaries, as defined by the SEC.

Our current directors are listed below, together with their ages, terms of service, all positions and offices with us and our current advisor, Pillar, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of Pillar, an officer of the Company, or an officer or director of a related party of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of Pillar (but may be a director of the Company, although the Company may have certain business or professional relationships with such Director as discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

HENRY A. BUTLER, age 71, Director, Affiliated, since November 2005 and Chairman of the Board since May 2009

Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. Mr. Butler has been a Director of the Company since November 2005 and Chairman of the Board since May 2009. He also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL and TCI and Chairman of the Board since May 2011 and a Director since February 2011 of IOR.

ROBERT A. JAKUSZEWSKI, age 59, Director, Independent, since November 2005

Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since November 2005. He has also been a Director of TCI since November 2005 and a Director of IOR since March 2004.

TED R. MUNSELLE, age 66, Director, Independent, since February 2004

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since February 2004. He has also served as Director of TCI since February 2004 and Director of IOR since March 2009. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Munselle is a Certified Public Accountant.

RAYMOND D. ROBERTS, SR.., age 90, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of TCI and IOR since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held five meetings during December 31, 2021. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
Robert A. Jakuszewski	X	X	Chair
Ted R. Munselle	Chair	X	X
Raymond D. Roberts, Sr.	X	Chair	X

Audit Committee.    The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Mr. Ted R. Munselle, a the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during December 31, 2021.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 17, 2004 and is available on our Investor Relations Website. The Governance and Nominating Committee met three during December 31, 2021.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met three during December 31, 2021.

Presiding Director

The primary responsibility of our presiding director is to preside over periodic executive sessions of the Board in which Management directors and other members of Management do not participate. The presiding director also advises the Chairman of the Board and, as appropriate, Committee Chairs with respect to agendas and information needs relating to Board and Committee meetings, provides advice with respect to the selection of Committee Chairs and performs other duties that the Board may from time to time delegate to assist the Board in fulfillment of its responsibilities.

The day following the annual meeting of stockholders held December 16, 2021 representing all stockholders of record dated November 4, 2021, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2022.

Determination of Director’s Independence

Our Corporate Governance Guidelines (“Guidelines”) meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.

Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2021 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent. Prior to this election as director, on January 28, 2020, the Board undertook a similar review with respect to Mr. Hogan.

As a result of these reviews, the Board affirmatively determined of the then directors, Messrs. Butler, Munselle, Jakuszewski and Roberts are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Pillar. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Pillar, other related entities, other principal occupations, business experience and directorships with other publicly held companies during the last five years or more are set forth below. No family relationships exist among any of the executive officers or directors of the Company.

BRADLEY J. MUTH, 65

Mr. Muth has served as the President and Chief Executive Officer of the Company, ARL and IOR since December 16, 2021. He has also been President and Chief Executive Officer of Pillar since October 18, 2021. Prior to joining the Company, he served as Senior Managing Director, Capital Markets and Development of ValueRock Realty Partners, a national real estate investment services firm, focusing on value-ad commercial real estate throughout California, Hawaii and Arizona. Prior thereto, from December 2014 to June 2019, he was Senior Managing Director, Portfolio and Asset Management of Madison Marquette, a leading commercial real estate investment manager, service provider, developer and operator of real property. From 2012 to 2014, he was Chief Investment Officer of Buckingham Companies, a real estate investment firm engaged in the multifamily sector. Mr. Muth, from 1994 to 2012, was Managing Principal or Senior Managing Partner of ING/Concert Realty Partners, a real estate investment and operations firm. He is also a CPA.

ERIK L. JOHNSON, 54

Mr. Johnson has served as the Executive Vice President and Chief Financial Officer of the Company and ARL since December 16, 2021. He has also been Chief Financial Officer of Pillar since June 29, 2020. Prior to joining the Company, he served as Vice President of Financial Reporting at Macerich (NYSE: MAC) and has served as the Chief Accounting Officer of North American Scientific, Inc. He began his career as an auditor with PricewaterhouseCoopers and is a CPA.

LOUIS J. CORNA, 74

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary of the Company, ARL and IOR since February 2004. He has also been Executive Vice President since March 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc. He is also a CPA.

Code of Ethics

We have adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers, and employees (including those of our Advisor). In addition, we have adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, chief accounting officer, and controller. The text of these documents has been posted on our Investor Relations Website and are available in print to any stockholder who requests them.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2021. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC.

The Advisor

Pillar has been our Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing the affairs of the Company, and for setting the policies which guide it, our day-to-day operations are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with our business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and IOR.  As the contractual advisor, Pillar is compensated under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  We have no employees and as such, employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the MRHI. The beneficiaries of the MRHI are the children of the late Gene E. Phillips.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments. Pillar is required to report quarterly to the Board on TCI’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to our stockholders; contains a broad standard governing Pillar’s liability for losses incurred by us; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, the Company and other entities it advises. Pillar is a company of which Messrs. Muth, Johnson and Corna serve as executive officers.

The Advisory Agreement provides for Pillar to be responsible for our day-to-day operations and to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).

In addition to base compensation, Pillar receives the following forms of additional compensation:

(1)	an annual net income fee equal to 7.5% of our net income as an incentive for successful investment and management of our assets;

(2)	an annual incentive sales fee to encourage periodic sales of appreciated real property at optimum value equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by us during such fiscal year exceeds the sum of:

(a)	the cost of each such property as originally recorded in our books for tax purposes (without deduction for depreciation, amortization or reserve for losses);

(b)	capital improvements made to such assets during the period owned; and

(c)	all closing costs (including real estate commissions) incurred in the sale of such real estate; provided however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration, and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year;

(4)	an acquisition commission, from an unaffiliated party of any existing mortgage or loan, for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of:

(a)	up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers; or

(b)	the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition;

(3)	a construction fee equal to 6.0% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect’s certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals; and

(4)	reimbursement of certain expenses incurred by the advisor in the performance of advisory services.

The Advisory Agreement also provides that Pillar receive the following forms of compensation:

(1)	a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of any existing mortgage loan by us equal to the lesser of:

(a)	1.0% of the amount of the mortgage or loan purchased; or

(b)	a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by us; and

(3)	a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of:

(a)	1.0% of the amount of the loan or the amount refinanced; or

(b)	a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Pillar, or a related party of Pillar, without the approval of our Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if our operating expenses (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on our book value, net asset value and net income during the fiscal year.

The Advisory Agreement requires Pillar to pay us, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by us; provided, however, that the compensation retained by Pillar, or any affiliate of Pillar, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement further provides that Pillar shall bear the cost of certain expenses of its employees, excluding fees paid to our Directors; rent and other office expenses of both Pillar and us (unless we maintain office space separate from that of Pillar); costs not directly identifiable to our assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by Pillar of its duties under the Advisory Agreement.

If and to the extent that we request Pillar, or any director, officer, partner, or employee of Pillar, to render services for us other than those required to be rendered by the Advisory Agreement, Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and us from time to time. As discussed below, under “Property Management and Real Estate Brokerage,” Regis Realty Prime, LLC, (“Regis”) manages our commercial properties and provides brokerage services.

We have a Cash Management Agreement with Pillar that provides that all of our funds are delivered to Pillar which has a deposit liability to us and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal prime rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for our benefit bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement. We believe that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which our interests are in conflict with those of one or more directors or officers in their individual capacities, or of Pillar, or of their respective related parties. In addition to services performed for us, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including ARL and IOR. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

As advisor, Pillar is a fiduciary of our public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. Refer to Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”.

Pillar may assign the Advisory Agreement only with our prior consent.

The principal executive officers and directors of Pillar are set forth below:

Name	Officers
Bradley J. Muth	President and Chief Executive Officer
Erik L. Johnson	Executive Vice President and Chief Financial Officer
Louis J. Corna	Executive Vice President and Secretary

ITEM 11.	EXECUTIVE COMPENSATION

We have no employees, payroll or benefit plans and pay no compensation to our executive officers. Our executive officers are also officers and employees of Pillar, our Advisor, and are compensated by Pillar. Such executive officers perform a variety of services for Pillar and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. Refer to Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of the compensation payable to Pillar by us.

The only remuneration paid by us is to our directors who are not officers or employees of Pillar or its related companies. The Independent Directors (1) review our business plan to determine that it is in the best interest of our stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of our total fees and expenses and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

Each non-affiliated Director is entitled to receive an annual retainer of $5,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.

During December 31, 2021, $17,100 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $1,600; Robert A. Jakuszewski, $5,000; Ted R. Munselle, $5,500 and Raymond D. Roberts, Sr., $5,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 24, 2022.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Transcontinental Realty Investors, Inc.	3,381,570	81.1%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentage is based upon 4,168,414 shares of Common stock outstanding at March 24, 2022.

Security Ownership of Management.

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 24, 2022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Henry A. Butler	—	—%
Louis J. Corna	—	—%
Robert A. Jakuszewski	—	—%
Erik L. Johnson	—	—%
Ted R. Munselle	—	—%
Bradley J. Muth	—	—%
Raymond D. Roberts, Sr.	—	—%
All Directors and Executive Officers as a group (7 individuals)	—	—%

*	Beneficial Ownership” means the sole power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 4,168,414 shares of Common Stock outstanding at March 24, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies with Respect to Certain Activities

Article 14 of our Articles of Incorporation provides that we shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of the Company, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Exchange Act of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by our Board of Directors or the appropriate committee thereof and (b)our Board of Directors or committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of our independent directors entitled to vote thereon.

Article 14 defines an “Independent Director” (for purposes of that Article) as one who is neither an officer or employee of the Company, nor a director, officer or employee of our advisor.

Our policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to the Company. We believes that, to date, such transactions have represented the best investments available at the time and they were at least as advantageous to us as other investments that could have been obtained.

We may enter into future transactions with entities, the officers, directors, or stockholders of which are also officers, directors, or stockholders of the Company, if such transactions would be beneficial to our operations and consistent with our then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

We do not prohibit its officers, directors, stockholders, or related parties from engaging in business activities of the types conducted by the Company.

Certain Business Relationships

Pillar has been our Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing our affairs, and for setting the policies which guide it, our day-to-day operations are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with our business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOR.  As the contractual advisor, Pillar is compensated under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  We have no employees and as such, employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.

Pillar is owned by Realty Advisors, LLC, which is owned by RAI, which is owned by MRHI, which is owned by the May Trust.

All of our directors also serve as Directors of ARL and TCI. Our executive officers also serve as executive officers of TCI. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. TCI has the same relationship with Pillar, as does the Company.

At December 31, 2021, TCI owned approximately 81.1% of the outstanding common shares of IOR.

We are part of a tax sharing and compensating agreement with respect to federal income taxes among ARL, TCI and IOR and their subsidiaries. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.

We have a development agreement with Unified Housing Foundation, Inc. “UHF” a non-profit corporation that provides management services for the development of residential apartment projects in the future. We have also invested in surplus cash notes receivables from UHF and have sold several residential apartment properties to UHF in prior years. Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

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

In 2021, we paid Pillar advisory fees of $1.1 million and cost reimbursements of $0.3 million.

As of December 31, 2021, we had notes and interest receivables of $11.2 million and $0.6 million, respectively, due from related parties. Refer to Part 2, Item 8. Note 3 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $1.4 million and received $3.0 million principal payments from these related party notes receivables.

From time to time, we have made advances and/or borrowing to/from other related parties, which generally have not had specific repayment terms, are unsecured, and have been reflected in our financial statements. We charge interest on the outstanding balance of funds advanced from us. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2021, we had a receivable from related parties of $96.3 million.

Director Independence

See “Determination of Director Independence” under Item 10 above to which reference is made.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2021 and 2020, we were billed by Swalm & Associates, P.C. for services in the following categories:

Audit Fees. Fees for audit services were $45,135 and $42,250 for the years ended December 31, 2021 and 2020, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.

Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2021 and 2020.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees. No fees for tax services were paid for the years ended December 31, 2021 and 2020, respectively.. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns.

All Other Fees. No other fees were paid for the years ended December 31, 2021 and 2020. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid to the principal auditors for the services described in the above table fall under the categories listed below:

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for December 31, 2021 and 2020 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

Our Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers Pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and will approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

a.	Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019

Notes to Financial Statements

b.	Financial Statement Schedules

Schedule IV—Mortgage Loan Receivables on Real Estate

c.	Exhibits

The following documents are filed as Exhibits to this Report:

3.1	Certificate of Restatement of Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

21.1 *	Subsidiaries of the Registrant.

31.1 *	Rule 13a-14(a) Certification by President and Executive Officer.

31.2 *	Rule 13a-14(a) Certification by Principal Executive and Financial Officer.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Income Opportunity Realty INVESTORS, INC.

Dated: March 24, 2022	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 24, 2022
Henry A. Butler

/s/ ROBERT A. JAKUSZEWSKI	Director	March 24, 2022
Robert A. Jakuszewski

/s/ TED R. MUNSELLE	Director	March 24, 2022
Ted R. Munselle

/s/ RAYMOND D. ROBERTS, SR.	Director	March 24, 2022
Raymond D. Roberts, Sr.

/s/ BRADLEY J. MUTH	President and Chief Executive Officer	March 24, 2022
Bradley J. Muth	(Principal Executive Officer)

/s/ ERIK L. JOHNSON	Executive Vice President and Chief Financial	March 24, 2022
Erik L. Johnson	(Principal Financial Officer)