Form 10-Q
period 2022-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2022-05-13
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission File Number 001-09240

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
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

As of May 13, 2022, there were 4,168,414 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$5	$2
Interest receivable from related parties	330	591
Receivable from related parties	97,177	96,300
Total current assets	97,512	96,893
Non-current assets
Notes receivable from related parties	11,173	11,173
Total assets	$108,685	$108,066

Liabilities and Equity
Liabilities:
Accounts payable	$5	$12

Shareholders' equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,168,414 outstanding	42	42
Treasury stock at cost, 5,261 shares	(39)	(39)
Additional paid-in capital	61,955	61,955
Retained earnings	46,722	46,096
Total shareholders’ equity	108,680	108,054
Total liabilities and equity	$108,685	$108,066

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Other income	$—	$—
Expenses:
General and administrative (including $89 and $107 for the three months ended March 31, 2022 and 2021, respectively, from related parties)	192	188
Advisory fee to related party	268	336
Total operating expenses	460	524
Net operating loss	(460)	(524)
Interest income from related parties	1,252	1,218
Other income	—	1,017
Income tax provision	(166)	(359)
Net income	$626	$1,352

Earnings per share - basic and diluted	$0.15	$0.32
Weighted average common shares used in computing earnings per share	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Three Months Ended March 31, 2022
Balance, January 1, 2022	$42	$(39)	$61,955	$46,096	$108,054
Net income	—	—	—	626	626
Balance, March 31, 2022	$42	$(39)	$61,955	$46,722	$108,680
Three Months Ended March 31, 2021
Balance, January 1, 2021	$42	$(39)	$61,955	$42,498	$104,456
Net income	—	—	—	1,352	1,352
Balance, March 31, 2021	$42	$(39)	$61,955	$43,850	$105,808

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flow From Operating Activities:
Net income	$626	$1,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	—	(1,017)
Changes in assets and liabilities, net of dispositions:
Accrued interest on related party notes receivable	261	474
Related party receivables	(877)	(3,781)
Accounts payable	(7)	(10)
Net cash provided by (used in) operating activities	3	(2,982)
Cash Flow From Investing Activities:
Collection of notes receivable	—	2,970
Net cash provided by investing activities	—	2,970
Net increase (decrease) in cash and cash equivalents	3	(12)
Cash and cash equivalents, beginning of the period	2	12
Cash and cash equivalents, end of the period	$5	$—

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)

(Unaudited)

1.	Organization

Income Opportunity Investors, Inc. (the “Company”) is an externally managed company that invests in mortgage notes receivables. As used herein, the terms “IOR”, “the Company”, “We”, “Our”, or “Us” refer to the Company.

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owns 81.1% of our stock and with its affiliates owns approximately 87.6% of our common stock. Accordingly our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. ("ARL"), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 78.4% of TCI.

Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. Pillar is considered to be related parties (See Note 4 – Related Party Transactions).

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

The consolidated balance sheet at December 31, 2021 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain 2021 consolidated financial statement amounts have been reclassified to conform to the current presentation.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)

(Unaudited)

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

3.	Notes Receivable

The following table summarizes our notes receivables at March 31, 2022 and 2021:

	Carrying Value
Borrower / Project	March 31, 2022	December 31, 2021	Interest Rate	Maturity Date
United Housing Foundation (Echo Station)	$1,481	$1,481	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	2,000	2,000	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	6,369	6,369	12.00%	12/31/2032
United Housing Foundation (Timbers of Terrell)	1,323	1,323	12.00%	12/31/2032
	$11,173	$11,173

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

Pillar is a wholly owned by an affiliate of May Realty Holdings, Inc., which owns approximately 90.8% of ARL, which owns approximately 78.4% of TCI, which owns 81.1% of the Company.

Advisory fees paid to Pillar were $268 and $336 for the three months ended March 31, 2022 and 2021, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $331 and $361 for the three months ended March 31, 2022 and 2021, respectively.

Interest income on related party receivables from TCI was $921 and $857 for the three months ended March 31, 2022 and 2021, respectively.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)

(Unaudited)

Related party receivables represents amounts outstanding from TCI for loans and advances, net of unreimbursed fees, expenses and costs as provided above.

5.	Commitments and Contingencies

We believe that we will generate excess cash from operations in the next twelve months; such excess, however, might not be sufficient to discharge all of obligations as they become due. We intend to sell income-producing assets and obtain additional borrowings to meet our liquidity requirements to meet any cash deficiency.

In February 2019, we were charged in a lawsuit brought by Paul Berger (“Berger”) against us and others that alleges that we completed improper sales and/or transfers of property with TCI. Berger requests that TCI pay off various related party loans to us and that we then distribute the funds to our shareholders. We intend to vigorously defend against the allegations.

6.	Subsequent Events

The date to which events occurring after March 31, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 13, 2022, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2021 (the “Annual Report”).

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

●	Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

●	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

●	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

●	potential liability for uninsured losses and environmental contamination; and

●	risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2021.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three months ended March 31, 2022 and 2021 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with TCI at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021:

Our $0.7 million decrease in net income during the three months ended March 31, 2022 is primarily attributed to the collection of a note in 2021 previously written off.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of March 31, 2022, along with cash that will be generated in the next twelve months from notes and interest receivables, will be sufficient to meet all of our current cash requirements.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2022	2021	Incr /(Decr)
Net cash provided by (used in) operating activities	$3	$(2,982)	$2,985
Net cash provided by (used in) investing activities	$—	$2,970	$(2,970)

The increase in cash from operating activities is primarily due to the collection of a note receivable in 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Optional and not included.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation by our management (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this report, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2021 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2021 10-K.

Risks Related to COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended March 31, 2022, from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the three months ended March 31, 2022. As of March 31, 2022, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

3.1	Certificate of Restatement of Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1 *	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2 *	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 13, 2022	By:	/s/ Erik L. Johnson
Erik L. Johnson
Executive Vice President and Chief Financial Officer (Principal Executive and Financial Officer)