Form 10-Q
period 2022-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2022-08-12
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, there were 4,168,414 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1	$2
Interest receivable from related parties	665	591
Receivable from related parties	97,690	96,300
Total current assets	98,356	96,893
Non-current assets
Notes receivable from related parties	11,173	11,173
Total assets	$109,529	$108,066

Liabilities and Equity
Liabilities:
Accounts payable	$1	$12

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,168,414 outstanding	42	42
Treasury stock at cost, 5,261 shares	(39)	(39)
Additional paid-in capital	61,955	61,955
Retained earnings	47,570	46,096
Total shareholders’ equity	109,528	108,054
Total liabilities and equity	$109,529	$108,066

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $10 and $48 for the three months ended June 30, 2022 and 2021, respectively, and $89 and $155 for the six months ended June 30, 2022 and 2021, respectively, from related parties)	68	100	260	288
Advisory fee to related party	273	256	541	592
Total operating expenses	341	356	801	880
Net operating loss	(341)	(356)	(801)	(880)
Interest income from related parties	1,433	1,231	2,685	2,449
Other income	—	162	—	1,179
Income tax provision	(244)	(218)	(410)	(577)
Net income	$848	$819	$1,474	$2,171

Earnings per share - basic and diluted	$0.20	$0.20	$0.35	$0.52
Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Three Months Ended June 30, 2022
Balance, April 1, 2022	$42	$(39)	$61,955	$46,722	$108,680
Net income	—	—	—	848	848
Balance, June 30, 2022	$42	$(39)	$61,955	$47,570	$109,528

Three Months Ended June 30, 2021
Balance, April 1, 2021	$42	$(39)	$61,955	$43,850	$105,808
Net income	—	—	—	819	819
Balance, June 30, 2021	$42	$(39)	$61,955	$44,669	$106,627

Six Months Ended June 30, 2022
Balance, January 1, 2022	$42	$(39)	$61,955	$46,096	$108,054
Net income	—	—	—	1,474	1,474
Balance, June 30, 2022	$42	$(39)	$61,955	$47,570	$109,528

Six Months Ended June 30, 2021
Balance, January 1, 2021	$42	$(39)	$61,955	$42,498	$104,456
Net income	—	—	—	2,171	2,171
Balance, June 30, 2021	$42	$(39)	$61,955	$44,669	$106,627

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flow From Operating Activities:
Net income	$1,474	$2,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	—	(1,017)
Changes in assets and liabilities, net of dispositions:
Accrued interest on related party notes receivable	(74)	140
Related party receivables	(1,390)	(4,271)
Accounts payable	(11)	(3)
Net cash provided by (used in) operating activities	(1)	(2,980)
Cash Flow From Investing Activities:
Collection of notes receivable	—	2,970
Net cash provided by investing activities	—	2,970
Net increase (decrease) in cash and cash equivalents	(1)	(10)
Cash and cash equivalents, beginning of the period	2	12
Cash and cash equivalents, end of the period	$1	$2

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

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owns 81.1% of our stock and with its affiliates owns approximately 87.6% of our common stock. Accordingly our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 78.4% of TCI.

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

3.	Notes Receivable

The following table summarizes our notes receivables at June 30, 2022 and December 31, 2021:

	Carrying Value
Borrower / Project	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date
United Housing Foundation (Echo Station)	$1,481	$1,481	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	2,000	2,000	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	6,369	6,369	12.00%	12/31/2032
United Housing Foundation (Timbers of Terrell)	1,323	1,323	12.00%	12/31/2032
	$11,173	$11,173

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

Pillar is a wholly owned by an affiliate of the May Realty Holdings, Inc., which owns approximately 90.8% of ARL, which owns approximately 78.4% of TCI, which owns 81.1% of the Company.

Advisory fees paid to Pillar were $273 and $256 for the three months ended June 30, 2022 and 2021, respectively, and $541 and $592 for the six months ended June 30, 2022 and 2021, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $334 and $334 for the three months ended June 30, 2022 and 2021, respectively, and $665 and $695 for the six months ended June 30, 2022 and 2021, respectively.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)

(Unaudited)

Interest income on related party receivables from TCI was $1,099 and $897 for the three months ended June 30, 2022 and 2021, respectively, and $2,020 and $1,754 for the six months ended June 30, 2022 and 2021, respectively.

Related party receivables represents amounts outstanding from TCI for loans and advances, net of unreimbursed fees, expenses and costs as provided above.

5.	Commitments and Contingencies

In February 2019, Paul Berger (“Berger”) filed suit against us and others that alleged that we completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requests a payoff of various related party loans to us and that we then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Plaintiff Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. The parties, through counsel, have stipulated to the dismissal with prejudice. On June 29, 2022, the United States District Court ordered that notice of the dismissal be provided to our shareholders. A copy of the required notice was filed as an exhibit to a Form 8-K for event occurring June 29, 2022 (the date of the Court’s order), and on July 7, 2022, a copy of the required notice was posted on our website. If no action is taken by one or more of our other stockholders prior to August 19, 2022, the Court may enter an order dismissing the Berger case with prejudice.

6.	Subsequent Events

The date to which events occurring after June 30, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 12, 2022, which is the date on which the consolidated financial statements were available to be issued.

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

•	Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	potential liability for uninsured losses and environmental contamination; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

As further set forth under the caption “Risk Factors” in Part I, Item 1A of the Form 10-K, the recent coronavirus (“COVID-19”) pandemic as well as the response to mitigate its spread and effect, may adversely impact our Company. We will continue to actively monitor the situation and make further actions as may be required by governmental authorities or that we determine are in the best interest of the Company.

Management’s Overview

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and six months ended June 30, 2022 and 2021 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with TCI at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021:

There was no significant changes in operating results for the three months ended June 30, 2022 to the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021:

Our $0.7 million decrease in net income during the six months ended June 30, 2022 is primarily attributed to a one-time incentive payment received in 2021.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of June 30, 2022, along with cash that will be generated in the next twelve months from notes and interest receivables, will be sufficient to meet all of our current cash requirements.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2022	2021	Incr /(Decr)
Net cash used in operating activities	$(1)	$(2,980)	$2,979
Net cash provided by investing activities	$—	$2,970	$(2,970)

The increase in cash from operating activities is primarily due to the the recovery of bad debts.

The decrease in cash used in investing activities was due to the collection of a note receivable in 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Optional and not included.

ITEM 4.	CONTROLS AND PROCEDURES

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

In February 2019, Paul Berger (“Berger”) filed suit against us and others that alleged that our subsidiary IOR completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requests a payoff of various related party loans to IOR and that IOR then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Plaintiff Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. The parties, through counsel, have stipulated to the dismissal with prejudice. On June 29, 2022, the United States District Court ordered that notice of the dismissal be provided to IOR shareholders. A copy of the required notice was filed as an exhibit to a Form 8-K of IOR for event occurring June 29, 2022 (the date of the Court’s order), and on July 7, 2022, a copy of the required notice was posted on IOR’s website. If no action is taken by one or more other stockholders of IOR prior to August 19, 2022, the Court may enter an order dismissing the Berger case with prejudice.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2021 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2021 10-K.

Risks Related to COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the six months ended June 30, 2022, from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the six months ended June 30, 2022. As of June 30, 2022, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

3.1	Certificate of Restatement of Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1 *	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2 *	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 12, 2022	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer