Form 10-Q
period 2022-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2022-11-10
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 4,168,414 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$11	$2
Interest receivable from related parties	338	591
Receivable from related parties	99,205	96,300
Total current assets	99,554	96,893
Non-current assets
Notes receivable from related parties	11,173	11,173
Total assets	$110,727	$108,066

Liabilities and Equity
Liabilities:
Accounts payable	$11	$12

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,168,414 outstanding	42	42
Treasury stock at cost, 5,261 shares	(39)	(39)
Additional paid-in capital	61,955	61,955
Retained earnings	48,758	46,096
Total shareholders’ equity	110,716	108,054
Total liabilities and equity	$110,727	$108,066

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $127 and $65 for the three months ended September 30, 2022 and 2021, respectively, and $216 and $220 for the nine months ended September 30, 2022 and 2021, respectively, from related parties)	114	88	374	376
Advisory fee to related party	283	257	824	849
Total operating expenses	397	345	1,198	1,225
Net operating loss	(397)	(345)	(1,198)	(1,225)
Interest income from related parties	1,821	1,248	4,506	3,697
Other income	—	—	—	1,179
Income tax provision	(236)	(191)	(646)	(768)
Net income	$1,188	$712	$2,662	$2,883

Earnings per share - basic and diluted	$0.29	$0.17	$0.64	$0.69
Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Three Months Ended September 30, 2022
Balance, July 1, 2022	$42	$(39)	$61,955	$47,570	$109,528
Net income	—	—	—	1,188	1,188
Balance, September 30, 2022	$42	$(39)	$61,955	$48,758	$110,716
Three Months Ended September 30, 2021
Balance, July 1, 2021	$42	$(39)	$61,955	$44,669	$106,627
Net income	—	—	—	712	712
Balance, September 30, 2021	$42	$(39)	$61,955	$45,381	$107,339
Nine Months Ended September 30, 2022
Balance, January 1, 2022	$42	$(39)	$61,955	$46,096	$108,054
Net income	—	—	—	2,662	2,662
Balance, September 30, 2022	$42	$(39)	$61,955	$48,758	$110,716
Nine Months Ended September 30, 2021
Balance, January 1, 2021	$42	$(39)	$61,955	$42,498	$104,456
Net income	—	—	—	2,883	2,883
Balance, September 30, 2021	$42	$(39)	$61,955	$45,381	$107,339

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flow From Operating Activities:
Net income	$2,662	$2,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	—	(1,017)
Changes in assets and liabilities, net of dispositions:
Accrued interest on related party notes receivable	253	467
Related party receivables	(2,905)	(5,301)
Accounts payable	(1)	(1)
Net cash provided by (used in) operating activities	9	(2,969)
Cash Flow From Investing Activities:
Collection of notes receivable	—	2,970
Net cash provided by investing activities	—	2,970
Net increase in cash and cash equivalents	9	1
Cash and cash equivalents, beginning of the period	2	12
Cash and cash equivalents, end of the period	$11	$13

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

3.	Notes Receivable

The following table summarizes our notes receivables at September 30, 2022 and December 31, 2021:

	Carrying Value
Borrower / Project	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date
United Housing Foundation (Echo Station)	$1,481	$1,481	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	2,000	2,000	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	6,369	6,369	12.00%	12/31/2032
United Housing Foundation (Timbers of Terrell)	1,323	1,323	12.00%	12/31/2032
	$11,173	$11,173

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

Advisory fees paid to Pillar were $283 and $257 for the three months ended September 30, 2022 and 2021, respectively, and $824 and $849 for the nine months ended September 30, 2022 and 2021, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $338 and $338 for the three months ended September 30, 2022 and 2021, respectively, and $1,003 and $1,033 for the nine months ended September 30, 2022 and 2021, respectively.

Interest income on related party receivables from TCI was $1,483 and $910 for the three months ended September 30, 2022 and 2021, respectively, and $3,503 and $2,664 for the nine months ended September 30, 2022 and 2021, respectively.

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

The date to which events occurring after September 30, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 10, 2022, which is the date on which the consolidated financial statements were available to be issued.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and nine months ended September 30, 2022 and 2021 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with TCI at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021:

There were no significant changes in operating results for the three months ended September 30, 2022 to the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

There were no significant changes in operating results for the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of September 30, 2022, along with cash that will be generated in the next twelve months from notes and interest receivables, will be sufficient to meet all of our current cash requirements.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2022	2021	Incr /(Decr)
Net cash used in operating activities	$9	$(2,969)	$2,978
Net cash provided by investing activities	$—	$2,970	$(2,970)

The increase in cash from operating activities is primarily due to the the recovery of bad debts.

The decrease in cash provided by investing activities was due to the collection of a note receivable in 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Optional and not included.

ITEM 4.	CONTROLS AND PROCEDURES

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

Risks Related to COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the nine months ended September 30, 2022, from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the nine months ended September 30, 2022. As of September 30, 2022, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 10, 2022	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer