Form 10-K
period 2022-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2023-03-23
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14784

Income Opportunity Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2615944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1603 LBJ Freeway, Suite 800 Dallas TX	75234
(Address of principal executive offices)	(Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IOR	NYSE

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
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.6 million as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.

As of March 22, 2023, there were 4,168,414 shares of common stock outstanding.

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

General

Income Opportunity Realty Investors, Inc. (the “Company”), a Nevada Corporation, is an externally managed company that invests in mortgage notes receivables and real property. As used herein, the terms “IOR”, “the Company”, “We”, “Our”, or “Us” refer to the Company.

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

Management

Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. Pillar is a wholly-owned affiliate of ARL’s controlling stockholder.

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

Business Plan and Investment Policy

We also invest in notes receivables that are collateralized by investments in land and/or multifamily properties. These investments have included notes receivables from Unified Housing Foundation, Inc. (“UHF”) Due to our ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, we consider UHF to be a related party.

Human Capital

We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.

Available Information

We maintain an internet site at www.incomeopp-realty.com. We make available through our website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

ITEM 1A.	RISK FACTORS

An investment in our securities involves various risks. All investors should carefully consider the following risk factors, applicable to us in conjunction with the other information in this report before trading our securities.

Our business may be impacted as a result of any Health emergency like the pandemic impact the coronavirus (“COVID 19”) had in 2020-2021 in the U.S. and global economy.

We continue to closely monitor the impact of the recent pandemic on all aspects of our business and our portfolio. While we did not incur significant disruptions during 2020 from the COVID-19 pandemic, we are unable to predict the impact that any further pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of any future pandemic, the actions taken to contain such pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Any further pandemic may have a significant impact on the U.S. economy and on the local markets in which our portfolio assets are located. Nearly every industry was impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of any health emergency similar to the COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of health outbreaks and the resulting changes in the market.

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

Our degree of reliance on the operations of certain assets to collect the notes receivable can affect our cash flow.

The collection of our notes receivable are dependent upon the ability of the assets that secure the notes to produce sufficient cash flow to service these notes. Changes in general or local economic conditions in the southwestern United States and, in particular, the Dallas, Texas area can have an adverse effect on the payment of these notes.

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

In February 2019, Paul Berger (“Berger”) filed suit against us and others that alleged that we completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requested a payoff of various related party loans to us and that we then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. On January 4, 2023, the United States District Court entered a formal order that dismissed the action with prejudice.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE American Exchange under the symbol “IOR”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2022		2021
	High	Low	High	Low
First Quarter	$16.99	$10.05	$12.88	$11.01
Second Quarter	$15.06	$10.59	$13.37	$11.14
Third Quarter	$13.99	$10.11	$13.83	$11.05
Fourth Quarter	$13.50	$11.35	$13.69	$11.24

On March 21, 2023, the closing market price of our common stock on the NYSE American Exchange was $11.10 per share, and was held by 360 stockholders of record.

Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2022, 2021 or 2020. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased for the year ended December 31, 2022 and the program has 615,239 shares remaining that can be repurchased as of December 31, 2022.

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

Our operations are managed by Pillar in accordance with an Advisory Agreement. Pillar’s duties include, but are not limited to, locating, evaluating and recommending investment opportunities. We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement. Pillar is considered to be a related party due to its common ownership with TCI, who is our controlling stockholder.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2022, 2021, and 2020 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021:

Our $0.3 million increase in net income during the year ended December 31, 2022 is primarily attributed to the following:

●	The $1.6 million increase in interest income was primarily due to an increase in interest rates in 2022.

●	The $1.2 million decrease in other income was primarily due to the 2021 recovery of a note receivable that had previously been written off.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020:

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022 for a discussion of our results of operations for the year ended December 31, 2021.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of December 31, 2022, along with cash that will be generated in 2023 from notes and interest receivables, will be sufficient to meet all of our cash requirements.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2022	2021	Incr /(Decr)
Net cash provided by (used in) operating activities	$4	$(2,980)	$2,984
Net cash provided by (used in) investing activities	$—	$2,970	$(2,970)

The increase in cash from operating activities is primarily due to the collection of a note receivable in 2021.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optional and not included.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Income Opportunity Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Investors, Inc. as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Transactions with and Balances Due from Related Parties

Description of the Matter

The Company has significant transactions with and balances due from related parties. The Company performs an assessment as to whether substantially all the amounts due under these receivables are deemed probable of collection. When the Company concludes that it is not probable that it will collect amounts, the Company creates an allowance for the amount not probable of the collection.

Auditing the Company’s collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of these receivables. The determination involves consideration of the terms of the receivable, whether the receivable is currently performing, and any security for the receivable.

How We addressed the Matter in Our Audit

We obtained an understanding of the Company’s controls over related party receivables and their collectability assessment. Our testing included, among other things, confirmation of the receivables, reviewing selected financial information of the related parties, reviewing subsequent collections and evaluating transactions documentation. The relevant financial statement accounts are notes and interest receivable from related parties and interest income from related parties.

Emphasis of Related Party Transactions

As described in the notes to the consolidated financial statements, Income Opportunity Realty Investors, Inc. and Subsidiaries has significant transactions with and balances due from related parties.

Supplemental Information

The supplemental information contained in Schedules IV has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with the Security and Exchange Commission’s rules. In our opinion, the supplemental information is fairly stated, in all material respects, the financial data required to be set forth therein in relation to the financial statements as a whole.

Swalm & Associates, P.C.

Richardson, Texas

March 23, 2023

We have served as the Company’s auditor since 2004.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$6	$2
Interest receivable from related parties	676	591
Receivable from related parties	100,134	96,300
Total current assets	100,816	96,893
Non-current assets
Notes receivable from related parties	11,173	11,173
Total assets	$111,989	$108,066

Liabilities and Equity
Liabilities:
Accounts payable	$4	$12

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,168,414 outstanding	42	42
Treasury stock at cost, 5,261 shares	(39)	(39)
Additional paid-in capital	61,955	61,955
Retained earnings	50,027	46,096
Total shareholders’ equity	111,985	108,054
Total liabilities and equity	$111,989	$108,066

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Other income	$—	$—	$—
Expenses:
General and administrative (including $268, $282 and $247 for 2022, 2021 and 2020, respectively, from related parties)	451	470	450
Advisory fee to related party	1,175	1,108	1,139
Total operating expenses	1,626	1,578	1,589
Net operating loss	(1,626)	(1,578)	(1,589)
Interest income from related parties	6,602	4,953	5,373
Other income	—	1,179	1,550
Income tax provision	(1,045)	(956)	(1,120)
Net income	$3,931	$3,598	$4,214

Earnings per share - basic and diluted	$0.94	$0.86	$1.01
Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

	Shares Issued	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2020	4,173,675	$42	$(39)	$61,955	$38,284	$100,242
Net income	—	—	—	—	4,214	4,214
Balance, December 31, 2020	4,173,675	42	(39)	61,955	42,498	104,456
Net loss	—	—	—	—	3,598	3,598
Balance, December 31, 2021	4,173,675	42	(39)	61,955	46,096	108,054
Net income	—	—	—	—	3,931	3,931
Balance, December 31, 2022	4,173,675	$42	$(39)	$61,955	$50,027	$111,985

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	2022	2021	2020
Cash Flow From Operating Activities:
Net income	$3,931	$3,598	$4,214
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Recovery of doubtful accounts	—	(1,017)	—
Changes in assets and liabilities, net of dispositions:
Accrued interest on related party notes receivable	(85)	213	100
Related party receivables	(3,834)	(5,774)	(4,305)
Accounts payable	(8)	—	(2)
Net cash provided by (used in) operating activities	4	(2,980)	7
Cash Flow From Investing Activities:
Collection of notes receivable	—	2,970	—
Net cash provided by investing activities	—	2,970	—
Net increase (decrease) in cash and cash equivalents	4	(10)	7
Cash and cash equivalents, beginning of year	2	12	5
Cash and cash equivalents, end of year	$6	$2	$12

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

Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. Pillar is considered to be related parties (See Note 14 – Related Party Transactions).

Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors.

2. Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

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

Concentration of credit risk

We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). During the years ended December 31, 2022 and 2021, the Company did not maintain balances in excess of the insured amount.

Income taxes

We are a “C” corporation” for U.S. federal income tax purposes. However, we are included in the May Realty Holdings, Inc. (the “MRHI”). consolidated group for tax purposes. We have a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Comprehensive income

Net income and comprehensive income (loss) are the same for the year ended December 31, 2022, 2021 and 2020.

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

3. Notes Receivable

The following table summarizes our notes receivables at December 31, 2022 and 2021:

	Carrying Value		Interest	Maturity
Borrower / Project	2022	2021	Rate	Date
United Housing Foundation (Echo Station)	$1,481	$1,481	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	2,000	2,000	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	6,369	6,369	12.00%	12/31/2032
United Housing Foundation (Timbers of Terrell)	1,323	1,323	12.00%	12/31/2032
	$11,173	$11,173

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

Pillar is a wholly owned by an affiliate of the MRHI, which owns approximately 90.8% of ARL, which owes approximately 78.4% of TCI, which owns 81.1% of the Company.

Advisory fees paid to Pillar were $1,175, $1,108 and $1,139 for the years ended December 31, 2022, 2021 and 2020, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $1,341, $1,371 and $1,790 for the years ended December 31, 2022, 2021 and 2020, respectively.

Related party receivables were $100,134 and $96,300 at December 31, 2022 and 2021, respectively; which represents amounts outstanding from TCI for loans and advances, net of unreimbursed fees and bear interest at prime plus one percent. Interest income on these receivables were $5,261, $3,582 and $3,583 for the years ended December 31, 2022, 2021 and 2020, respectively.

5. Stockholders Equity

Our decision to declare dividends on common stock are determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2022, 2021, or 2020. Future distributions to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The (benefit) expense for income taxes consists of:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$1,045	$956	$1,120
State	—	—	—
Total tax (benefit) expense	$1,045	$956	$1,120

The reconciliation between our effective tax rate on income from operations and the statutory rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Income tax (benefit) expense at federal statutory rate	$1,045	$956	$1,120
State and local income taxes net of federal tax (benefit) expense	—	—	—
Permanent tax differences	—	—	—
Temporary tax differences	—	—	—
Reported tax (benefit) expense	$1,045	$956	$1,120
Effective tax rate	21.0%	4.6%	4.7%

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

7. Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

In February 2019, Paul Berger (“Berger”) filed suit against us and others that alleged that we completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requested a payoff of various related party loans to us and that we then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. On January 4, 2023, the United States District Court entered a formal order that dismissed the action with prejudice.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

8. Quarterly Results of Operations

The following is a tabulation of our quarterly results of operations for the years 2022 and 2021. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations:

	2022 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(460)	$(341)	$(397)	$(428)
Net income	626	848	1,188	1,269
Net income per share - basic and diluted	$0.15	$0.20	$0.29	$0.30

	2021 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(524)	$(356)	$(345)	$(353)
Net income	1,352	819	712	715
Net income per share - basic and diluted	$0.32	$0.20	$0.17	$0.17

9. Subsequent Events

The date to which events occurring after December 31, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 23, 2023, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

December 31, 2022

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
United Housing Foundation (Echo Station)	12.00%	12/31/2032	Payments from excess property cash flows	$13,477	$1,481	$1,481
United Housing Foundation (Lakeshore Villas)	12.00%	12/31/2032	Payments from excess property cash flows	—	8,369	8,369
United Housing Foundation (Timbers of Terrell)	12.00%	12/31/2032	Payments from excess property cash flows	13,425	1,323	1,323
				$26,902	$11,173	$11,173

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

As of December 31,

	2022	2021	2020
Balance at January 1,	$11,173	$13,126	$13,126
Additions	—	—	—
Deductions	—	(1,953)	—
Balance at December 31,	$11,173	$11,173	$13,126

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An objective is for a majority of our Board to be independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange ("NYSE") listing rules. The independence guidelines are set forth in our “Corporate Governance Guidelines”. The text of this document has been posted on our internet website at www.incomeopp-realty.com ("Investor Relations Website") and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

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

Our current directors are listed below, together with their ages, terms of service, all positions and offices with us and our current advisor, Pillar, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of Pillar, an officer of the Company, or an officer or director of a related party of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of Pillar but may be a director of the Company, although the Company may have certain business or professional relationships with such Director as discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

HENRY A. BUTLER, age 72, Director, Independent, since November 2005 and Chairman of the Board since May 2009

Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. Mr. Butler has been a Director of the Company since February 2021 and Chairman of the Board since May 2021. He also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL and Chairman of the Board since May 2011 and a Director since February 2011 of TCI.

ROBERT A. JAKUSZEWSKI, age 60, Director, Independent, since March 2004

Mr. Jakuszewski has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since March 2004. He has also been a Director of TCI since November 2005 and a Director of ARL since November 2005.

TED R. MUNSELLE, age 67, Director, Independent, since May 2009

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since May 2009. He has also served as Director of TCI since February 2004 and Director of ARL since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Munselle is a Certified Public Accountant.

RAYMOND D. ROBERTS, SR., age 91, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of TCI and ARL since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management. He is also a director of New Concept Energy, Inc. since June 2015, which has its common stock listed and traded on the NYSE American Exchange.

Board Meetings and Committees

The Board of Directors held five meetings during 2022. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
Robert A. Jakuszewski	X	X	Chair
Ted R. Munselle	Chair	X	X
Raymond D. Roberts, Sr.	X	Chair	X

Audit Committee.    The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Ted R. Munselle, the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2022.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 17, 2004 and is available on our Investor Relations Website. The Governance and Nominating Committee met two times during 2022.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2022.

Presiding Director

The primary responsibility of our presiding director is to preside over periodic executive sessions of the Board in which any Management directors and other members of Management do not participate. The presiding director also advises the Chairman of the Board and, as appropriate, Committee Chairs with respect to agendas and information needs relating to Board and Committee meetings, provides advice with respect to the selection of Committee Chairs and performs other duties that the Board may from time to time delegate to assist the Board in fulfillment of its responsibilities.

The day following the annual meeting of stockholders held December 7, 2022 for all stockholders of record dated November 2, 2022, the full Board met and re-appointed Mr. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2023.

Determination of Director’s Independence

Our Corporate Governance Guidelines (“Guidelines”) meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.

Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2022 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of these reviews, the Board affirmatively determined of the then directors, Messrs. Butler, Munselle, Jakuszewski and Roberts are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Pillar. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Pillar, other related entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. No family relationships exist among any of the executive officers or directors of the Company.

BRADLEY J. MUTH, 66

Mr. Muth has served as the President and Chief Executive Officer of the Company, ARL and IOR since December 16, 2021 and of Pillar since October 18, 2021. Prior to joining the Company, he served as Senior Managing Director, Capital Markets and Development of ValueRock Realty Partners, a national real estate investment services firm, focusing on value-ad commercial real estate throughout California, Hawaii and Arizona. Prior thereto, from December 2014 to June 2019, he was Senior Managing Director, Portfolio and Asset Management of Madison Marquette, a leading commercial real estate investment manager, service provider, developer and operator of real property. From 2012 to 2014, he was Chief Investment Officer of Buckingham Companies, a real estate investment firm engaged in the multifamily sector. Mr. Muth, from 1994 to 2012, was Managing Principal or Senior Managing Partner of ING/Concert Realty Partners, a real estate investment and operations firm. He is also a CPA.

ERIK L. JOHNSON, 55

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

LOUIS J. CORNA, 75

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2022. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC.

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

Pillar is a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. ("MRHI"), he sole shareholder of which is a trust known as the May Trust. The beneficiaries of the May Trust are the children of the late Gene E. Phillips.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments. Pillar is required to report quarterly to the Board on the Company's performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.

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

Situations may develop in which our interests are in conflict with those of one or more directors or officers in their individual capacities, or of Pillar, or of their respective related parties. In addition to services performed for us, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including ARL and TCI. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

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

Except for Henry A. Butler, who is paid a fee per meeting attended, each non-affiliated Director is entitled to receive an annual retainer of $5,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.

During the year ended December 31, 2022, $17,930 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $2,430; Robert A. Jakuszewski, $5,000; Ted R. Munselle, $5,500 and Raymond D. Roberts, Sr., $5,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 22, 2023.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Transcontinental Realty Investors, Inc.	3,381,570	81.1%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentage is based upon 4,168,414 shares of Common stock outstanding at March 22, 2023.

Security Ownership of Management.

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 22, 2023.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Henry A. Butler	—	—%
Louis J. Corna	—	—%
Robert A. Jakuszewski	—	—%
Erik L. Johnson	—	—%
Ted R. Munselle	—	—%
Bradley J. Muth	—	—%
Raymond D. Roberts, Sr.	—	—%
All Directors and Executive Officers as a group (7 individuals)	—	—%
*	Beneficial Ownership” means the sole power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 4,168,414 shares of Common Stock outstanding at March 22, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At December 31, 2022, TCI owned approximately 81.1% of the outstanding common shares of IOR.

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

In 2022, we paid Pillar advisory fees of $1.2 million and cost reimbursements of $0.3 million.

As of December 31, 2022, the we had notes and interest receivables of $11.2 million and $0.7 million, respectively, due from related parties. Refer to Part 2, Item 8. Note 3 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $1.0 million and received $0.0 million principal payments from these related party notes receivables.

From time to time, we have made advances and/or borrowing to/from other related parties, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected our financial statements as other assets or other liabilities. We charge interest on the outstanding balance of funds advanced from us. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2022, we had a receivable from related parties of $100.1 million.

Director Independence

See “Determination of Director Independence” under Item 10 above to which reference is made.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2022 and 2021, we were billed by Swalm & Associates, P.C. for services in the following categories:

Audit Fees. Fees for audit services were $37,750 and $45,135 for the years ended December 31, 2022 and 2021, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.

Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2022 and 2021.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees. No fees for tax services were paid for the years ended December 31, 2022 and 2021, respectively.. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns.

All Other Fees. No other fees were paid for the years ended December 31, 2022 and 2021. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for December 31, 2022 and 2021 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020

Notes to Financial Statements

b.	Financial Statement Schedules

Schedule IV—Mortgage Loan Receivables on Real Estate

c.	Exhibits

The following documents are filed as Exhibits to this Report:

3.1	Certificate of Restatement of Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Income Opportunity Realty Investors, Inc.

Dated: March 23, 2023	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 23, 2023
Henry A. Butler

/s/ ROBERT A. JAKUSZEWSKI	Director	March 23, 2023
Robert A. Jakuszewski

/s/ TED R. MUNSELLE	Director	March 23, 2023
Ted R. Munselle

/s/ RAYMOND D. ROBERTS, SR.	Director	March 23, 2023
Raymond D. Roberts, Sr.

/s/ BRADLEY J. MUTH	President and Chief Executive Officer	March 23, 2023
Bradley J. Muth	(Principal Executive Officer)

/s/ ERIK L. JOHNSON	Executive Vice President and Chief Financial	March 23, 2023
Erik L. Johnson	(Principal Financial Officer)