Form 10-Q
period 2023-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2023-08-10
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 4,168,414 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$2	$6
Interest receivable from related parties	665	676
Receivable from related parties	103,030	100,134
Total current assets	103,697	100,816
Non-current assets
Notes receivable from related parties	11,173	11,173
Total assets	$114,870	$111,989

Liabilities and Equity
Liabilities:
Accounts payable	$1	$4

Shareholders' equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,168,414 outstanding	42	42
Treasury stock at cost, 5,261 shares	(39)	(39)
Additional paid-in capital	61,955	61,955
Retained earnings	52,911	50,027
Total shareholders’ equity	114,869	111,985
Total liabilities and equity	$114,870	$111,989

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $44 and $10 for the three months ended June 30, 2023 and 2022, respectively, and $142 and $89 for the six months ended June 30, 2023 and 2022, respectively, from related parties)	76	68	294	260
Advisory fee to related party	380	273	699	541
Total operating expenses	456	341	993	801
Net operating loss	(456)	(341)	(993)	(801)
Interest income from related parties	2,778	1,433	4,644	2,685
Income tax provision	(488)	(244)	(767)	(410)
Net income	$1,834	$848	$2,884	$1,474

Earnings per share - basic and diluted	$0.44	$0.20	$0.69	$0.35
Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity

Three Months Ended June 30, 2023
Balance, April 1, 2023	$42	$(39)	$61,955	$51,077	$113,035
Net income	—	—	—	1,834	1,834
Balance, June 30, 2023	$42	$(39)	$61,955	$52,911	$114,869
Three Months Ended June 30, 2022
Balance, April 1, 2022	$42	$(39)	$61,955	$46,722	$108,680
Net income	—	—	—	848	848
Balance, June 30, 2022	$42	$(39)	$61,955	$47,570	$109,528
Six Months Ended June 30, 2023
Balance, January 1, 2023	$42	$(39)	$61,955	$50,027	$111,985
Net income	—	—	—	2,884	2,884
Balance, June 30, 2023	$42	$(39)	$61,955	$52,911	$114,869
Six Months Ended June 30, 2022
Balance, January 1, 2022	$42	$(39)	$61,955	$46,096	$108,054
Net income	—	—	—	1,474	1,474
Balance, June 30, 2022	$42	$(39)	$61,955	$47,570	$109,528

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flow From Operating Activities:
Net income	$2,884	$1,474
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities, net of dispositions:
Accrued interest on related party notes receivable	11	(74)
Related party receivables	(2,896)	(1,390)
Accounts payable	(3)	(11)
Net cash used in operating activities	(4)	(1)
Net decrease in cash and cash equivalents	(4)	(1)
Cash and cash equivalents, beginning of the period	6	2
Cash and cash equivalents, end of the period	$2	$1

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

Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. Pillar is considered to be a related party (See Note 4 – Related Party Transactions).

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)

(Unaudited)

3.	Notes Receivable

The following table summarizes our notes receivables at June 30, 2023 and December 31, 2022:

	Carrying Value
Borrower / Project	June 30, 2023	December 31, 2022	Interest Rate	Maturity Date
United Housing Foundation (Echo Station)	$1,481	$1,481	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	2,000	2,000	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	6,369	6,369	12.00%	12/31/2032
United Housing Foundation (Timbers of Terrell)	1,323	1,323	12.00%	12/31/2032
	$11,173	$11,173

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

Pillar is a wholly owned by a subsidiary of the May Realty Holdings, Inc., which owns approximately 90.8% of ARL, which owns approximately 78.4% of TCI, which owns 81.1% of the Company.

Advisory fees paid to Pillar were $380 and $273 for the three months ended June 30, 2023 and 2022, respectively, and $699 and $541 for the six months ended June 30, 2023 and 2022, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $334 for the three months ended June 30, 2023 and 2022, and $665 for the six months ended June 30, 2023 and 2022.

Related party receivables were $103,030 and $100,134 at June 30, 2023 and December 31, 2022, respectively; which represents amounts outstanding from TCI for loans and advances, net of unreimbursed fees and bear interest at prime plus one percent. Interest income on related party receivables from TCI was $2,444 and $1,099 for the three months ended June 30, 2023 and 2022, respectively, and $3,979 and $2,020 for the six months ended June 30, 2023 and 2022, respectively.

5.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

6.	Subsequent Events

The date to which events occurring after June 30, 2023, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 10, 2023, which is the date on which the consolidated financial statements were available to be issued.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and three and six months ended June 30, 2023 and 2022 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with TCI at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022:

Interest income from related parties increased $1,345, which was primarily due an increase in interest rates in 2023.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022:

Interest income from related parties increased $1,959, which was primarily due an increase in interest rates in 2023.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of June 30, 2023, along with cash that will be generated in the next twelve months from notes and interest receivables, will be sufficient to meet all of our current cash requirements.

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

We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the six months ended June 30, 2023. As of June 30, 2023, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

3.1	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1 *	Rule 13a-14(a) Certification by Principal Executive and Financial Officer.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 10, 2023	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer