Form 10-Q
period 2023-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2023-11-09
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 4,168,414 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$12	$6
Interest receivable from related parties	520	676
Receivable from related parties	104,808	100,134
Total current assets	105,340	100,816
Non-current assets
Notes receivable from related parties	11,173	11,173
Total assets	$116,513	$111,989

Liabilities and Equity
Liabilities:
Accounts payable	$1	$4

Shareholders' equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,168,414 outstanding	42	42
Treasury stock at cost, 5,261 shares	(39)	(39)
Additional paid-in capital	61,955	61,955
Retained earnings	54,554	50,027
Total shareholders’ equity	116,512	111,985
Total liabilities and equity	$116,513	$111,989

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $54 and $127 for the three months ended September 30, 2023 and 2022, respectively, and $196 and $216 for the nine months ended September 30, 2023 and 2022, respectively, from related parties)	91	114	385	374
Advisory fee to related party	346	283	1,045	824
Total operating expenses	437	397	1,430	1,198
Net operating loss	(437)	(397)	(1,430)	(1,198)
Interest income from related parties	2,516	1,821	7,160	4,506
Income tax provision	(436)	(236)	(1,203)	(646)
Net income	$1,643	$1,188	$4,527	$2,662

Earnings per share - basic and diluted	$0.39	$0.29	$1.09	$0.64
Weighted average common shares used in computing earnings per share	4,168,414	4,168,414	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Three Months Ended September 30, 2023
Balance, July 1, 2023	$42	$(39)	$61,955	$52,911	$114,869
Net income	—	—	—	1,643	1,643
Balance, September 30, 2023	$42	$(39)	$61,955	$54,554	$116,512
Three Months Ended September 30, 2022
Balance, July 1, 2022	$42	$(39)	$61,955	$47,570	$109,528
Net income	—	—	—	1,188	1,188
Balance, September 30, 2022	$42	$(39)	$61,955	$48,758	$110,716
Nine Months Ended September 30, 2023
Balance, January 1, 2023	$42	$(39)	$61,955	$50,027	$111,985
Net income	—	—	—	4,527	4,527
Balance, September 30, 2023	$42	$(39)	$61,955	$54,554	$116,512
Nine Months Ended September 30, 2022
Balance, January 1, 2022	$42	$(39)	$61,955	$46,096	$108,054
Net income	—	—	—	2,662	2,662
Balance, September 30, 2022	$42	$(39)	$61,955	$48,758	$110,716

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flow From Operating Activities:
Net income	$4,527	$2,662
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities, net of dispositions:
Accrued interest on related party notes receivable	156	253
Related party receivables	(4,674)	(2,905)
Accounts payable	(3)	(1)
Net cash provided by operating activities	6	9
Net increase in cash and cash equivalents	6	9
Cash and cash equivalents, beginning of the period	6	2
Cash and cash equivalents, end of the period	$12	$11

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

3.	Notes Receivable

The following table summarizes our notes receivables at September 30, 2023 and December 31, 2022:

	Carrying Value
Borrower / Project	September 30, 2023	December 31, 2022	Interest Rate	Maturity Date
United Housing Foundation (Echo Station)	$1,481	$1,481	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	2,000	2,000	12.00%	12/31/2032
United Housing Foundation (Lakeshore Villas)	6,369	6,369	12.00%	12/31/2032
United Housing Foundation (Timbers of Terrell)	1,323	1,323	12.00%	12/31/2032
	$11,173	$11,173

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

Advisory fees paid to Pillar were $346 and $283 for the three months ended September 30, 2023 and 2022, respectively, and $1,045 and $824 for the nine months ended September 30, 2023 and 2022, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $338 for the three months ended September 30, 2023 and 2022, and $1,003 for the nine months ended September 30, 2023 and 2022.

Related party receivables were $104,808 and $100,134 at September 30, 2023 and December 31, 2022, respectively; which represents amounts outstanding from TCI for loans and advances, net of unreimbursed fees and bear interest at prime plus one percent. Interest income on related party receivables from TCI was $2,178 and $1,483 for the three months ended September 30, 2023 and 2022, respectively, and $6,157 and $3,503 for the nine months ended September 30, 2023 and 2022, respectively.

5.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

6.	Subsequent Events

The date to which events occurring after September 30, 2023, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 9, 2023, which is the date on which the consolidated financial statements were available to be issued.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and nine months ended September 30, 2023 and 2022 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with TCI at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022:

Interest income from related parties increased $695, which was primarily due to an increase in interest rates in 2023.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Interest income from related parties increased $2,654, which was primarily due to an increase in interest rates in 2023.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of September 30, 2023, along with cash that will be generated in the next twelve months from notes and interest receivables, will be sufficient to meet all of our current cash requirements.

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

We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the nine months ended September 30, 2023. As of September 30, 2023, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 9, 2023	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer