Form 10-K
period 2023-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2024-03-21
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of March 19, 2024, there were 4,110,714 shares of common stock outstanding.

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

Controlling Shareholder

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owns 82.3% of our stock and with its affiliates owns approximately 88.8% of our common stock. Accordingly our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, own approximately 78.4% of TCI.

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

An investment in our securities involves various risks. All investors should carefully consider the following risk factors, applicable to us and our assets in conjunction with the other information in this report before investing in our securities.

Our business may be impacted as a result of any health emergency like the pandemic impact the coronavirus.

Considerable uncertainty still surrounds the recent Covid-19 pandemic, including its conclusion, the availability of and effectiveness of vaccines, the potential short-term and long term effects, including but not limited to shifts in consumer housing demand based on geography, affordability, housing type (e.g., multi-family vs. single family) and unit type (e.g., office studio vs. multi-bedroom), mainly resulting from the paradigm shift of work culture, the decentralization of corporate headquarters and the success of “work from home” models. Moreover, local, state and national measures taken to limit the spread of the recent pandemic have already resulted in significant economic impacts and mortality rates, the duration and scope of which cannot currently be predicted. The extent to which our financial condition or operating results will be effected in the future by any future pandemic will largely depend on future demand and developments, which are highly uncertain and cannot be accurately predicted.

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

Our degree of reliance on the operations of certain businesses to collect receivables can affect our cash flow.

The collection of our receivables are dependent upon the ability of the assets held by others that secure the notes to produce sufficient cash flow to service these notes. Changes in general or local economic conditions in the southwestern United States and, in particular, the Dallas, Texas area can have an adverse effect on the payment of these notes.

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

All of our assets are receivables from a related parties

We are the payee and holder of a note receivable secured by real properties owned by one entity and its affiliates which is payable through their cash flow, which can vary significantly from time to time. Payment on this note is dependent upon the successful operations of the organizations. Should the maker of the note be unable to produce the cash flow necessary to service the note, our collection of note and interest payment receipts could be adversely affected. The maker is in the business of making available affordable multi-family housing and is therefore subject to the challenges from governmental and non-governmental assistance organizations. The entity is determined to be a “related party” under ASC 850 due to our significant investment and that of our controlling shareholder in the performance of the collateral secured by the note receivable. In addition, we have a substantial receivable from our controlling shareholder.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We rely on the information technology and systems maintained by Pillar and their employees to identify and manage material risks from cybersecurity threats. Pillar takes various actions, and incurs significant costs, to maintain and manage the operation and security of information technology and systems, including the data maintained in those systems. We believe that Pillar’s Director of Information Technology and his associates endeavor to evaluate and address cyber risks in alignment with our business objectives, operational needs and industry-accepted standards, such as the National Institute of Standards and Technology and CIS Critical Security Controls frameworks. Since we rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services to conduct our operations, store personal and sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements, we have processes and procedures in place to monitor the prevention, detection, mitigation and remediation of cybersecurity risks. These include, but are not limited to (i) maintaining a defined and practiced incident response plan; (ii) employing appropriate incident prevention and detection safeguards; (iii) maintaining a defined disaster recovery policy and employing disaster recovery software, where appropriate; (iv) educating, training and testing our user community on information security practices and identification of potential cybersecurity risks and threats; and (v) reviewing and evaluating new developments in the cyber threat landscape. Recognizing the complexity and evolving nature of cybersecurity risk, we engage with a range of external support in evaluating, monitoring and testing our cybersecurity management systems and related cyber risks.

The Audit Committee of the Board of Directors oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from Pillar’s Director of Information Technology regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, a detailed incident response plan is in place for contacting authorities and informing key stakeholders, including management. We do not believe we are reasonably likely to be materially affected from cybersecurity threats, including as a result of previous incidents.

ITEM 2.	PROPERTIES

At present, we don’t own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE American Exchange under the symbol “IOR”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2023		2022
	High	Low	High	Low
First Quarter	$12.40	$10.58	$16.99	$10.05
Second Quarter	$11.68	$10.75	$15.06	$10.59
Third Quarter	$13.39	$11.09	$13.99	$10.11
Fourth Quarter	$13.99	$11.09	$13.50	$11.35

On March 19, 2024, the closing market price of our common stock on the NYSE American Exchange was $16.50 per share, and was held by 342 stockholders of record.

Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2023, 2022 or 2021. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. During the year ended December 31, 2023, we repurchased a total of 57,700 shares in three block transactions at $15.75 per share. As of December 31, 2023, there are 557,539 shares remaining that can be repurchased.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2023, 2022, and 2021 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at a rate of prime plus 1.0%. We have receivables from related parties which also provide interest income.

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022:

Our $3.1 million increase in net income during the year ended December 31, 2023 is primarily attributed to the following:

●	The $3.5 million increase in interest income was primarily due to an increase in interest rates in 2022 and 2023.

●	The $0.6 million increase in income tax provision was primarily due to an increase in interest income.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021:

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023 for a discussion of our results of operations for the year ended December 31, 2022.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of December 31, 2023, along with cash that will be generated in 2024 from notes and interest receivables, will be sufficient to meet all of our cash requirements.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2023	2022	Incr /(Decr)
Net cash provided by operating activities	$973	$4	$969
Net cash provided by investing activities	$—	$—	$—
Net cash used in financing activities	$(908)	$—	$(908)

The increase in cash from operating activities is primarily due to a change in related party receivables.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optional and not included.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Income Opportunity Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Investors, Inc. as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Supplemental Information

The supplemental information contained in Schedules IV has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with the Security and Exchange Commission’s rules. In our opinion, the supplemental information is fairly stated, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements as a whole.

FARMER, FUQUA & HUFF, PC

Richardson, Texas

March 21, 2024

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Income Opportunity Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Investors, Inc. as of December 31, 2022 and the results of its operations and its cash flows for each of the two years ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Supplemental Information

The supplemental information contained in Schedules IV has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with the Security and Exchange Commission’s rules. In our opinion, the supplemental information is fairly stated, in all material respects, the financial data required to be set forth therein in relation to the financial statements as a whole.

Swalm & Associates, P.C.

Richardson, Texas

March 23, 2023

We served as the Company’s auditor from 2004 through 2023.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$71	$6
Interest receivable from related parties	293	676
Receivable from related parties	106,541	100,134
Total current assets	106,905	100,816
Non-current assets
Notes receivable from related parties	11,173	11,173
Total assets	$118,078	$111,989

Liabilities and Equity
Liabilities:
Accounts payable	$—	$4

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued; and 4,110,714 and 4,168,414 outstanding at December 31, 2023 and 2022, respectively	42	42
Treasury stock at cost, 62,961 shares and 5,261 shares at December 31, 2023 and 2022, respectively	(947)	(39)
Additional paid-in capital	61,955	61,955
Retained earnings	57,028	50,027
Total shareholders’ equity	118,078	111,985
Total liabilities and equity	$118,078	$111,989

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Other income	$—	$—	$—
Expenses:
General and administrative (including $254, $268 and $282 for 2023, 2022 and 2021, respectively, from related parties)	490	451	470
Advisory fee to related party	970	1,175	1,108
Total operating expenses	1,460	1,626	1,578
Net operating loss	(1,460)	(1,626)	(1,578)
Interest income from related parties	10,070	6,602	4,953
Other income	—	—	1,179
Income tax provision	(1,609)	(1,045)	(956)
Net income	$7,001	$3,931	$3,598

Earnings per share - basic and diluted	$1.68	$0.94	$0.86
Weighted average common shares used in computing earnings per share	4,162,516	4,168,414	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

	Shares Outstanding	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2021	4,168,414	$42	$(39)	$61,955	$42,498	$104,456
Net income	—	—	—	—	3,598	3,598
Balance, December 31, 2021	4,168,414	42	(39)	61,955	46,096	108,054
Net loss	—	—	—	—	3,931	3,931
Balance, December 31, 2022	4,168,414	42	(39)	61,955	50,027	111,985
Net income	—	—	—	—	7,001	7,001
Repurchase of common shares	(57,700)	—	(908)	—	—	(908)
Balance, December 31, 2023	4,110,714	$42	$(947)	$61,955	$57,028	$118,078

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	2023	2022	2021
Cash Flow From Operating Activities:
Net income	$7,001	$3,931	$3,598
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Recovery of doubtful accounts	—	—	(1,017)
Changes in assets and liabilities, net of dispositions:
Accrued interest on related party notes receivable	383	(85)	213
Related party receivables	(6,407)	(3,834)	(5,774)
Accounts payable	(4)	(8)	—
Net cash provided by (used in) operating activities	973	4	(2,980)
Cash Flow From Investing Activities:
Collection of notes receivable	—	—	2,970
Net cash provided by investing activities	—	—	2,970
Cash Flow From Financing Activities:
Repurchase of common shares	(908)	—	—
Net cash used in financing activities	(908)	—	—
Net increase (decrease) in cash and cash equivalents	65	4	(10)
Cash and cash equivalents, beginning of year	6	2	12
Cash and cash equivalents, end of year	$71	$6	$2

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

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owns 82.3% of our stock and with its affiliates owns approximately 88.8% of our common stock. Accordingly our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, own approximately 78.4% of TCI.

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

Related parties

Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trusts for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value.

Concentration of credit risk

We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). During the years ended December 31, 2023 and 2022, the Company did not maintain balances in excess of the insured amount.

Income taxes

We are a “C” corporation” for U.S. federal income tax purposes. However, we are included in the May Realty Holdings, Inc. (the “MRHI”). consolidated group for tax purposes. We have a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Comprehensive income

Net income and comprehensive income (loss) are the same for the years ended December 31, 2023, 2022 and 2021.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

3. Notes Receivable

At December 31, 2022, we had four notes receivable issued by Unified Housing Foundation, Inc. (“UHF”) with an aggregate balance of $11,173. Each of the notes bore interest at 12.0% and was to mature on December 31, 2032. Principal and interest payments on the notes from UHF are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes.

On October 1, 2023, we agreed to an amendments of the four UHF notes. Under the provisions of the amendment, the fours notes were consolidated into a single note and the 12.0% fixed interest rate was replaced with a floating rate indexed to the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter. In connection with the amendment, $605 of accrued interest was forgiven in exchange for an increased participation in the proceeds from any future refinancing of the property by UHF.

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

Pillar is a wholly owned by an affiliate of the MRHI, which owns approximately 90.8% of ARL, which owes approximately 78.4% of TCI, which owns 82.3% of the Company.

Advisory fees paid to Pillar were $970, $1,175 and $1,108 for the years ended December 31, 2023, 2022 and 2021, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $547, $1,003 and $1,371 for the years ended December 31, 2023, 2022 and 2021, respectively.

Related party receivables were $106,541 and $100,134 at December 31, 2023 and 2022, respectively; which represents amounts outstanding from TCI for loans and advances, net of unreimbursed fees and bear interest at prime plus one percent. Interest income on these receivables were $9,523, $5,599 and $3,582 for the years ended December 31, 2023, 2022 and 2021, respectively.

5. Stockholders Equity

Our decision to declare dividends on common stock are determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2023, 2022, or 2021. Future distributions to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. During the year ended December 31, 2023, we repurchased a total of 57,700 shares in three block transactions. As of December 31, 2023, there are 557,539 shares remaining that can be repurchased.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The provision for income taxes consists of:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$1,609	$1,045	$956
State	—	—	—
	$1,609	$1,045	$956

The reconciliation between our effective tax rate on income from operations and the statutory rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Income tax expense at federal statutory rate	$1,609	$1,045	$956
State and local income taxes net of federal tax expense	—	—	—
Permanent tax differences	—	—	—
Temporary tax differences	—	—	—
Reported tax expense	$1,609	$1,045	$956
Effective tax rate	21.0%	21.0%	4.6%

7. Commitments and Contingencies

We believe that we will generate excess cash from our notes receivables in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

8. Quarterly Results of Operations

The following is a tabulation of our quarterly results of operations for the years 2023 and 2022. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations:

	2023 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(537)	$(456)	$(437)	$(30)
Net income	1,050	1,834	1,643	2,474
Net income per share - basic and diluted	$0.25	$0.44	$0.39	$0.60

	2022 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(460)	$(341)	$(397)	$(428)
Net income	626	848	1,188	1,269
Net income per share - basic and diluted	$0.15	$0.20	$0.29	$0.30

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

9. Subsequent Events

The date to which events occurring after December 31, 2023, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 21, 2024, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

December 31, 2023

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
UHF - Timbers at The Park	5.38%	12/31/2032	Payments from excess property cash flows	$13,156	$11,173	$11,173

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

As of December 31,

	2023	2022	2021
Balance at January 1,	$11,173	$11,173	$13,126
Additions	—	—	—
Deductions	—	—	(1,953)
Balance at December 31,	$11,173	$11,173	$11,173

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER, age 73, Director, Independent, since February 2011 and Chairman of the Board since May 2011

Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. He also served as Chairman of the Board since May 2009 and as a Director since November 2005 of ARL, and Chairman of the Board since May 2009 and a Director since November 2005 of TCI.

FERNANDO V. LARA CELIS, age 58, Director, Independent, since October 2023

Mr. Lara is an entrepreneur and the General Manager and President of FYA Project, LLC, a Schlotzsky’s Deli Franchisee (Restaurant and Fast Food) which owns and operates seven locations in the North Dallas, Texas area. He is also the General Manager and President of UDF de Mexico S.de R.L. de C.V., a Dallas Texas based independent contractor which manages real estate projects Loma Bonita and La Laguna in Tampico, Mexico. Prior to 2006, Mr. Lara was employed by the Mexico State Superior Control Authority in Veracruz, Mexico as a General Auditor and/or Information Manager. He has also been a Director of ARL and TCI since October 2023. Mr. Lara joined the board on October 11, 2023 to replace Raymond D. Roberts, Sr., who had resigned from the board.

ROBERT A. JAKUSZEWSKI, age 61, Director, Independent, since March 2004

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

TED R. MUNSELLE, age 68, Director, Independent, since May 2009

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

Board Meetings and Committees

The Board of Directors held six meetings during 2023. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Fernando V. Lara Celis	X	X	Chair

Audit Committee.    The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Ted R. Munselle, the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2023.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 17, 2004 and is available on our Investor Relations Website. The Governance and Nominating Committee met two times during 2023.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2023.

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

The day following the annual meeting of stockholders held December 13, 2023 for all stockholders of record dated November 8, 2023, the full Board met and re-appointed Mr. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2024.

Determination of Director’s Independence

Our Corporate Governance Guidelines (“Guidelines”) meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.

Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2023 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

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

ERIK L. JOHNSON, 56

Mr. Johnson has served as Executive Vice President and Chief Financial Officer of the Company since December 2021. He has also served Pillar as Chief Financial Officer since June 2020 and as Interim President since April 2023. In addition, he has served as Executive Vice President and Chief Financial Officer of ARL and TCI since August 2020. Prior to joining the Company, he served as Vice President of Financial Reporting at Macerich (NYSE: MAC) and has served as the Chief Accounting Officer of North American Scientific, Inc. He began his career as an auditor with PricewaterhouseCoopers and is a CPA.

LOUIS J. CORNA, 76

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

In addition to the foregoing executive officers, we have several vice presidents and assistant secretaries that are not listed herein. Since the April 14, 2023 resignation of Bradley J. Muth, age 67, the offices of President and Chief Executive Officer has been vacant. Mr. Johnson currently serves as the principal executive officer of the Company. At the time of his resignation, Mr. Muth advised that his resignation was not the result of any disagreement with the Company, its management, the Board of Directors, or any committee of the Board with respect to procedure, policies or operations.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2023. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC.

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

Pillar is a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”), he sole shareholder of which is a trust known as the May Trust. The beneficiaries of the May Trust are the children of the late Gene E. Phillips.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments. Pillar is required to report quarterly to the Board on the Company’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.

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

We have a Cash Management Agreement with Pillar that provides that all of our funds are delivered to Pillar which has a deposit liability to us and is responsible for payment of all payables and investment of all excess funds which earned interest at the Wall Street Journal prime rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for our benefit bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement. We believe that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

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

Pillar may assign the Advisory Agreement only with our prior consent.

The principal executive officers of Pillar are set forth below:

Name	Officers
Erik L. Johnson	Interim President
Louis J. Corna	Executive Vice President and Secretary
Gina H. Kay	Executive Vice President and Chief Accounting Officer
Bradley J. Kyles	Executive Vice President

ITEM 11.	EXECUTIVE COMPENSATION

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

During the year ended December 31, 2023, $17,930 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $2,430; Robert A. Jakuszewski, $5,000; Fernando V. Lara Celis, $1,250; Ted R. Munselle, $5,500 and Raymond D. Roberts, Sr., $3,750.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 19, 2024.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Transcontinental Realty Investors, Inc.	3,381,570	82.3%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, Inc.	269,299	6.6%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentage is based upon 4,110,714 shares of Common stock outstanding at March 19, 2024.

Security Ownership of Management.

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 19, 2024.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Henry A. Butler	—	— %
Fernando V. Lara Celis	—	— %
Louis J. Corna	—	— %
Robert A. Jakuszewski	—	— %
Erik L. Johnson	—	— %
Ted R. Munselle	—	— %
All Directors and Executive Officers as a group (7 individuals)	—	— %
*	Beneficial Ownership” means the sole power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 4,110,714 shares of Common Stock outstanding at March 19, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to the Company. We believe that, to date, such transactions have represented the best investments available at the time and they were at least as advantageous to us as other investments that could have been obtained.

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

All of our directors also serve as Directors of ARL and TCI. Our executive officers also serve as executive officers of ARL and TCI. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. ARL and TCI have the same relationship with Pillar, as does the Company.

At December 31, 2023, TCI owned approximately 82.3% of the outstanding common shares of IOR.

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

In 2023, we paid Pillar advisory fees of $1.0 million and cost reimbursements of $0.3 million.

As of December 31, 2023, we had notes and interest receivables of $11.2 million and $0.3 million, respectively, due from related parties. Refer to Part 2, Item 8. Note 3 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $0.5 million and received $0.0 million principal payments from these related party notes receivables.

From time to time, we have made advances and/or borrowing to/from other related parties, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected our financial statements as other assets or other liabilities. We charge interest on the outstanding balance of funds advanced from us. The interest rate during the three years ended December 31, 2023, set at the beginning of each quarter, was the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2023, we had a receivable from related parties of $106.5 million.

Director Independence

See “Determination of Director Independence” under Item 10 above to which reference is made.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 2, 2024 of Swalm & Associates P.C. notified us that they were ceasing to be our auditors due to the upcoming retirement of their principle. Effective January 4, 2024, our Audit Committee engaged Farmer Fuqua & Huff P.C. to audit our consolidated financial statements for the year ending December 31, 2023.

For the years ended December 31, 2023 and 2022, we were billed by Swalm & Associates, P.C. for services in the following categories:

Audit Fees. Fees for audit services were $47,750 and $37,750 for the years ended December 31, 2023 and 2022, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.

Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2023 and 2022.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees. No fees for tax services were paid for the years ended December 31, 2023 and 2022, respectively. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns.

All Other Fees. No other fees were paid for the years ended December 31, 2023 and 2022. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for December 31, 2023 and 2022 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021

Notes to Financial Statements

b.	Financial Statement Schedules

Schedule IV—Mortgage Loan Receivables on Real Estate

c.	Exhibits

The following documents are filed as Exhibits to this Report:

3.1	Certificate of Restatement of Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	Certificate of Amendment to the Articles of Incorporation of Income Opportunity Realty Investors, Inc. amending Article TENTH, Subpart C (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K for event occurring on December 28, 2023, filed January 30, 2024 ).

3.6	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1 *	Subsidiaries of the Registrant.

26.1*	Purchases of Equity Securities by the Issuer and Affiliated Purchases

31.1 *	Rule 13a-14(a) Certification by Principal Executive and Financial Officer.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Income Opportunity Realty Investors, Inc.

Dated: March 21, 2024	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 21, 2024
Henry A. Butler

/s/ ROBERT A. JAKUSZEWSKI	Director	March 21, 2024
Robert A. Jakuszewski

/s/ FERNANDO V. LARA CELIS	Director	March 21, 2024
Fernando V. Lara Celis

/s/ TED R. MUNSELLE	Director	March 21, 2024
Ted R. Munselle

/s/ ERIK L. JOHNSON	Executive Vice President and Chief Financial Officer	March 21, 2024
Erik L. Johnson	(Principal Executive and Financial Officer)