Form 10-Q
period 2024-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2024-05-09
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, there were 4,078,106 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$36	$71
Interest receivable from related parties	191	293
Receivable from related parties	107,272	106,541
Total current assets	107,499	106,905
Non-current assets
Notes receivable from related parties	11,173	11,173
Total assets	$118,672	$118,078

Liabilities and Equity
Liabilities:
Accounts payable	$3	$—

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued, 4,078,106 and 4,110,714 shares outstanding at March 31, 2024 and December 31, 2023, respectively.	42	42
Treasury stock at cost, 95,569 shares	(1,534)	(947)
Additional paid-in capital	61,955	61,955
Retained earnings	58,206	57,028
Total shareholders’ equity	118,669	118,078
Total liabilities and equity	$118,672	$118,078

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Other income	$—	$—
Expenses:
General and administrative (including $12 and $98 for the three months ended March 31, 2024 and 2023, respectively, from related parties)	66	218
Advisory fee to related party	29	319
Total operating expenses	95	537
Net operating loss	(95)	(537)
Interest income from related parties	1,586	1,866
Income tax provision	(313)	(279)
Net income	$1,178	$1,050

Earnings per share - basic and diluted	$0.29	$0.25
Weighted average common shares used in computing earnings per share	4,107,131	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity

Three Months Ended March 31, 2024
Balance, January 1, 2024	$42	$(947)	$61,955	$57,028	$118,078
Net income	—	—	—	1,178	1,178
Repurchase of common shares		(587)	—	—	(587)
Balance, March 31, 2024	$42	$(1,534)	$61,955	$58,206	$118,669
Three Months Ended March 31, 2023
Balance, January 1, 2023	$42	$(39)	$61,955	$50,027	$111,985
Net income	—	—	—	1,050	1,050
Balance, March 31, 2023	$42	$(39)	$61,955	$51,077	$113,035

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flow From Operating Activities:
Net income	$1,178	$1,050
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	102	345
Related party receivables	(731)	(1,426)
Accounts payable	3	31
Net cash provided by operating activities	552	—
Cash Flow From Financing Activities:
Repurchase of common shares	(587)	—
Net cash used in financing activities	(587)	—
Net decrease in cash and cash equivalents	(35)	—
Cash and cash equivalents, beginning of the period	71	6
Cash and cash equivalents, end of the period	$36	$6

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

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owns 82.9% of our stock and with its affiliates owns approximately 89.5% of our common stock. Accordingly, our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 78.4% of TCI.

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

The consolidated balance sheet at December 31, 2023 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

At January 1, 2023, we had four notes receivable issued by Unified Housing Foundation, Inc. (“UHF”) with an aggregate balance of $11,173. Each of the notes bore interest at 12.0% and was to mature on December 31, 2032.

On October 1, 2023, we amended the four UHF notes, whereby the four notes were consolidated into a single note and the 12.0% fixed interest rate was replaced with a floating rate indexed to the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter. The maturity date of the new note is December 31, 2032. In connection with the amendment, $605 of accrued interest was forgiven in exchange for an increased participation in the proceeds from any future refinancing of the underlying property. The interest rate of the new note was 5.38% and 5.31% as of March 31, 2024 and December 31, 2023, respectively.

UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the note receivable. Principal and interest payments on the note are funded from surplus cash flow from operations, sale or refinancing of the underlying property and are cross collateralized to the extent that any surplus cash available from any of other property owned by UHF.

4.	Related Party Transactions

We engage in certain business transactions with related parties, including investment in notes receivables. Transactions involving related parties cannot be presumed to be carried out on at arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

Pillar is a wholly owned by a subsidiary of the May Realty Holdings, Inc., which owns approximately 90.8% of ARL, which owns approximately 78.4% of TCI, which owns 82.9% of the Company.

Advisory fees paid to Pillar were $29 and $319 for the three months ended March 31, 2024 and 2023, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $150 and $331 for the three months ended March 31, 2024 and 2023, respectively.

Receivables from related parties were $107,272 and $106,541 at March 31, 2024 and December 31, 2023, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees (“Pillar Receivable”), which bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on related party receivables was $1,436 and $1,535 for the three months ended March 31, 2024 and 2023, respectively.

5.	Stockholders’ Equity

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. During the three months ended March 31, 2024, we repurchased a total of 32,608 shares in two block transactions for a total of $587.

As of March 31, 2024, there are 524,931 shares remaining that can be repurchased.

6.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)

(Unaudited)

7.	Subsequent Events

The date to which events occurring after March 31, 2024, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 9, 2024, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2023 (the “Annual Report”).

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2023.

Management’s Overview

We are an externally advised and managed company that invests in notes receivable that are collateralized by income-producing properties in the Southern United States and in the past, real property. Our current principal source of income is interest income on a note receivable from a related party.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three months ended March 31, 2024 and 2023 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit, legal and administrative fees paid to a related party.

We also have other income and expense items including interest income from notes receivable and funds deposited with Pillar.

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023:

The increase in net income is primarily due to a decrease in general, administrative and advisory fees offset in part by a decrease in interest income.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of March 31, 2024, along with cash that will be generated in the next twelve months from a note receivable, will be sufficient to meet all of our current cash requirements.

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

There have been no material changes from the risk factors previously disclosed in the 2023 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2023 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were 32,608 shares purchased under this program during the three months ended March 31, 2024. As of March 31, 2024, 1,125,069 shares have been purchased and 524,931 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 9, 2024	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer