Form 10-Q
period 2024-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2024-08-08
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 8, 2024, there were 4,066,178 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$16	$71
Interest receivable from related parties	326	293
Receivable from related parties	108,316	106,541
Total current assets	108,658	106,905
Non-current assets
Notes receivable from related parties	11,173	11,173
Total assets	$119,831	$118,078

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued, 4,078,106 and 4,110,714 shares outstanding at June 30, 2024 and December 31, 2023, respectively.	42	42
Treasury stock at cost, 95,569 shares	(1,534)	(947)
Additional paid-in capital	61,955	61,955
Retained earnings	59,368	57,028
Total shareholders’ equity	119,831	118,078
Total liabilities and equity	$119,831	$118,078

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $11 and $44 for the three months ended June 30, 2024 and 2023, respectively, and $23 and $142 for the six months ended June 30, 2024 and 2023, respectively, from related parties)	93	76	159	294
Advisory fee to related party	21	380	50	699
Total operating expenses	114	456	209	993
Net operating loss	(114)	(456)	(209)	(993)
Interest income from related parties	1,585	2,778	3,171	4,644
Income tax provision	(309)	(488)	(622)	(767)
Net income	$1,162	$1,834	$2,340	$2,884

Earnings per share - basic and diluted	$0.28	$0.44	$0.57	$0.69
Weighted average common shares used in computing earnings per share	4,107,131	4,168,414	4,092,618	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity

Three Months Ended June 30, 2024
Balance, April 1, 2024	$42	$(1,534)	$61,955	$58,206	$118,669
Net income	—	—	—	1,162	1,162
Balance, June 30, 2024	$42	$(1,534)	$61,955	$59,368	$119,831
Three Months Ended June 30, 2023
Balance, April 1, 2023	$42	$(39)	$61,955	$51,077	$113,035
Net income	—	—	—	1,834	1,834
Balance, June 30, 2023	$42	$(39)	$61,955	$52,911	$114,869
Six Months Ended June 30, 2024
Balance, January 1, 2024	$42	$(947)	$61,955	$57,028	$118,078
Net income	—	—	—	2,340	2,340
Repurchase of common shares	—	(587)	—	—	(587)
Balance, June 30, 2024	$42	$(1,534)	$61,955	$59,368	$119,831
Six Months Ended June 30, 2023
Balance, January 1, 2023	$42	$(39)	$61,955	$50,027	$111,985
Net income	—	—	—	2,884	2,884
Balance, June 30, 2023	$42	$(39)	$61,955	$52,911	$114,869

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flow From Operating Activities:
Net income	$2,340	$2,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	(33)	11
Related party receivables	(1,775)	(2,896)
Accounts payable	—	(3)
Net cash provided by (used in) operating activities	532	(4)
Cash Flow From Financing Activities:
Repurchase of common shares	(587)	—
Net cash used in financing activities	(587)	—
Net decrease in cash and cash equivalents	(55)	(4)
Cash and cash equivalents, beginning of the period	71	6
Cash and cash equivalents, end of the period	$16	$2

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

On October 1, 2023, we amended the four UHF notes, whereby the four notes were consolidated into a single note and the 12.0% fixed interest rate was replaced with a floating rate indexed to the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter. The maturity date of the new note is December 31, 2032. In connection with the amendment, $605 of accrued interest was forgiven in exchange for an increased participation in the proceeds from any future refinancing of the underlying property. The interest rate of the new note was 5.34% and 5.31% as of June 30, 2024 and December 31, 2023, respectively.

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

Advisory fees paid to Pillar were $21 and $380 for the three months ended June 30, 2024 and 2023, respectively, and $50 and $699 for the six months ended June 30, 2024 and 2023, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $149 and $334 for the three months ended June 30, 2024 and 2023, respectively, and $299 and $665 for the six months ended June 30, 2024 and 2023, respectively.

Receivables from related parties were $108,316 and $106,541 at June 30, 2024 and December 31, 2023, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees (“Pillar Receivable”), which bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on related party receivables was $1,436 and $2,444 for the three months ended June 30, 2024 and 2023, respectively, and $2,872 and $3,979 for the six months ended June 30, 2024 and 2023, respectively.

5.	Stockholders’ Equity

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. During the six months ended June 30, 2024, we repurchased a total of 32,608 shares in two block transactions for a total of $587.

As of June 30, 2024, there are 524,931 shares remaining that can be repurchased.

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

The date to which events occurring after June 30, 2024, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 8, 2024, which is the date on which the consolidated financial statements were available to be issued.

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

Management’s Overview

We are an externally advised and managed company that invests in notes receivable that are collateralized by income-producing properties in the Southern United States and in the past, real property. Our current principal source of income is interest income from related party receivables.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and six months ended June 30, 2024 and 2023 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit, legal and administrative fees paid to a related party.

We also have other income and expense items including interest income from notes receivable and funds deposited with Pillar.

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023:

The decrease in net income is primarily due to a decrease in interest income from related party receivables offset in part be a decrease in general, administrative and advisory fees.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023:

The decrease in net income is primarily due to a decrease in interest income from related party receivables offset in part be a decrease in general, administrative and advisory fees.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of June 30, 2024, along with cash that will be generated in the next twelve months from our related party receivables, will be sufficient to meet all of our current cash requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Optional and not included.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

We have a program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were 32,608 shares purchased under this program during the six months ended June 30, 2024. As of June 30, 2024, 1,125,069 shares have been purchased and 524,931 shares may be purchased under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

3.1	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Amended and Restated Advisory Agreement between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated May 7, 2024 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated May 7, 2024).

31.1 *	Section 302 Certification by Erik L. Johnson, Chief Executive Officer.

31.2 *	Section 302 Certification by Alla Dzyuba, Chief Accounting Officer.

32.1 *	Section 906 Certifications of Erik Johnson and Alla Dzyuba.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 8, 2024	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer