Form 10-Q
period 2024-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2024-11-07
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 7, 2024, there were 4,066,178 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$14	$71
Interest receivable from related parties	164	293
Receivable from related parties	109,493	106,541
Total current assets	109,671	106,905
Non-current assets
Notes receivable from related parties	11,146	11,173
Total assets	$120,817	$118,078

Liabilities and Equity
Liabilities:
Accounts payable	$3	$—

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued, 4,066,178 and 4,110,714 shares outstanding at September 30, 2024 and December 31, 2023, respectively.	42	42
Treasury stock at cost, 107,497 shares at September 30, 2024 and 62,961 shares at December 31, 2023	(1,749)	(947)
Additional paid-in capital	61,955	61,955
Retained earnings	60,566	57,028
Total shareholders’ equity	120,814	118,078
Total liabilities and equity	$120,817	$118,078

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $11 and $54 for the three months ended September 30, 2024 and 2023, respectively, and $34 and $196 for the nine months ended September 30, 2024 and 2023, respectively, from related parties)	71	91	230	385
Advisory fee to related party	26	346	76	1,045
Total operating expenses	97	437	306	1,430
Net operating loss	(97)	(437)	(306)	(1,430)
Interest income from related parties	1,614	2,516	4,785	7,160
Income tax provision	(319)	(436)	(941)	(1,203)
Net income	$1,198	$1,643	$3,538	$4,527

Earnings per share - basic and diluted	$0.29	$0.39	$0.87	$1.09
Weighted average common shares used in computing earnings per share	4,070,327	4,168,414	4,085,134	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Three Months Ended September 30, 2024
Balance, July 1, 2024	$42	$(1,534)	$61,955	$59,368	$119,831
Net income	—	—	—	1,198	1,198
Repurchase of common shares	—	(215)	—	—	(215)
Balance, September 30, 2024	$42	$(1,749)	$61,955	$60,566	$120,814
Three Months Ended September 30, 2023
Balance, July 1, 2023	$42	$(39)	$61,955	$52,911	$114,869
Net income	—	—	—	1,643	1,643
Balance, September 30, 2023	$42	$(39)	$61,955	$54,554	$116,512
Nine Months Ended September 30, 2024
Balance, January 1, 2024	$42	$(947)	$61,955	$57,028	$118,078
Net income	—	—	—	3,538	3,538
Repurchase of common shares	—	(802)	—	—	(802)
Balance, September 30, 2024	$42	$(1,749)	$61,955	$60,566	$120,814
Nine Months Ended September 30, 2023
Balance, January 1, 2023	$42	$(39)	$61,955	$50,027	$111,985
Net income	—	—	—	4,527	4,527
Balance, September 30, 2023	$42	$(39)	$61,955	$54,554	$116,512

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flow From Operating Activities:
Net income	$3,538	$4,527
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	129	156
Related party receivables	(2,952)	(4,674)
Accounts payable	3	(3)
Net cash provided by operating activities	718	6
Cash Flow From Investing Activities:
Collection of notes receivable	27	—
Net cash provided by investing activities	27	—
Cash Flow From Financing Activities:
Repurchase of common shares	(802)	—
Net cash used in financing activities	(802)	—
Net (decrease) increase in cash and cash equivalents	(57)	6
Cash and cash equivalents, beginning of the period	71	6
Cash and cash equivalents, end of the period	$14	$12

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

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owns 83.2% of our stock and with its affiliates owns approximately 89.8% of our common stock. Accordingly, our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 78.4% of TCI.

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

On October 1, 2023, we amended the four UHF notes, whereby the four notes were consolidated into a single note and the 12.0% fixed interest rate was replaced with a floating rate indexed to the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter. The maturity date of the new note is December 31, 2032. In connection with the amendment, $605 of accrued interest was forgiven in exchange for an increased participation in the proceeds from any future refinancing of the underlying property. The interest rate of the new note was 5.33% and 5.31% as of September 30, 2024 and December 31, 2023, respectively.

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

Pillar is a wholly owned by a subsidiary of the May Realty Holdings, Inc., which owns approximately 90.8% of ARL, which owns approximately 78.4% of TCI, which owns 83.2% of the Company.

Advisory fees paid to Pillar were $26 and $346 for the three months ended September 30, 2024 and 2023, respectively, and $76 and $1,045 for the nine months ended September 30, 2024 and 2023, respectively.

Notes receivable are amounts held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $150 and $338 for the three months ended September 30, 2024 and 2023, respectively, and $449 and $1,003 for the nine months ended September 30, 2024 and 2023, respectively.

Receivables from related parties were $109,493 and $106,541 at September 30, 2024 and December 31, 2023, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees (“Pillar Receivable”), which bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on related party receivables was $1,464 and $2,178 for the three months ended September 30, 2024 and 2023, respectively, and $4,336 and $6,157 for the nine months ended September 30, 2024 and 2023, respectively.

5.	Stockholders’ Equity

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. During the nine months ended September 30, 2024, we repurchased a total of 44,536 shares in several block transactions for a total of $802.

As of September 30, 2024, there are 513,003 shares remaining that can be repurchased.

6.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

7.	Subsequent Events

The date to which events occurring after September 30, 2024, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 7, 2024, which is the date on which the consolidated financial statements were available to be issued.

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

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and nine months ended September 30, 2024 and 2023 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit, legal and administrative fees paid to a related party.

We also have other income and expense items including interest income from notes receivable and funds deposited with Pillar.

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023:

The decrease in net income is primarily due to a decrease in interest income from related party receivables offset in part by a decrease in general, administrative and advisory fees.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

The decrease in net income is primarily due to a decrease in interest income from related party receivables offset in part by a decrease in general, administrative and advisory fees.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of September 30, 2024, along with cash that will be generated in the next twelve months from our related party receivables, will be sufficient to meet all of our current cash requirements.

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

We have a program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were 44,536 shares purchased under this program during the nine months ended September 30, 2024. As of September 30, 2024, 1,136,997 shares have been purchased and 513,003 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 7, 2024	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer