Form 10-K
period 2024-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2025-03-20
CIK 949961

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.9 million as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.

As of March 19, 2025, there were 4,066,178 shares of common stock outstanding.

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

Controlling Shareholder

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, is our controlling shareholder. As of December 31, 2024, TCI owned 83.2% of our stock and with its affiliates owned 89.8% of our common stock. Accordingly our financial results are included in the consolidated financial statements of TCI in its Form 10-K and in its tax filings. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 78.4% of TCI.

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

Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with unaffiliated independent third party lenders and investors. Pillar also serves as the contractual Advisor and Cash Manager to TCI. As the contractual advisor, Pillar is compensated by us under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.

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

Business Plan and Investment Policy

We invest in notes receivables that are collateralized by investments in land and/or multifamily properties. These investments have included notes receivables from Unified Housing Foundation, Inc. (“UHF”) Due to our ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, we consider UHF to be a related party.

Human Capital

We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.

Available Information

We maintain a website at www.incomeopp-realty.com. We make available through our website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

ITEM 1A.	RISK FACTORS

The following discusses risk factors that could affect our business, operations and financial condition. If any of these risks, as well as other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur, we could be materially adversely affected and the value of our securities could decline. In addition, the following risk factors may contain “forward looking statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and related notes in this Annual Report on Form 10-K. An investment in our securities involves various risks. All investors should carefully consider the following risk factors, applicable to us and our assets in conjunction with the other information in this report before investing in our securities.

Our business may be impacted as a result of any health emergency.

Considerable uncertainty still surrounds the recent Covid-19 pandemic, including its conclusion, the availability of and effectiveness of vaccines, the potential short-term and long term effects, including but not limited to shifts in consumer housing demand based on geography, affordability, housing type (e.g., multi-family vs. single family) and unit type (e.g., office studio vs. multi-bedroom), mainly resulting from the paradigm shift of work culture, the decentralization of corporate headquarters and the success of “work from home” models. Moreover, local, state and national measures taken to limit the spread of the recent pandemic have already resulted in significant economic impacts and mortality rates, the duration and scope of which cannot currently be predicted. The extent to which our financial condition or operating results will be effected in the future by any future pandemic will largely depend on future demand and developments, which are highly uncertain and cannot be accurately predicted with any degree of accuracy.

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

The collection of our receivables are dependent upon the ability of the assets held by others that secure the notes or fund receivable payments to produce sufficient cash flow to service these notes and receivables. Changes in general or local economic conditions in the southwestern United States and, in particular, the Dallas, Texas area can have an adverse effect on the payment of these notes or other receivables.

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

Substantially all of our assets are receivables from related parties

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

We engage in a number of business transactions with related parties, including investment in notes and accounts receivable which related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily in our best interests. If a related party is unable to, or prevented from payment of any such note or account receivable in accordance with its terms, that event could have a material adverse effect upon our cash flow, profits and value of our assets. While such notes and accounts receivable are set forth in our financial statements at full value, such assumption is based solely upon our projection of the ability of the related party to fund payments on such assets in accordance with their respective terms and conditions but does not provide any allowance or suggested offset for any industry experience considerations. If any event occurs which might prevent or delay compliance by makers of such notes or accounts receivable, same could have an adverse impact upon our revenue collections.

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

Our common stock is listed and traded on the NYSE American Exchange under the symbol “IOR”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2024		2023
	High	Low	High	Low
First Quarter	$17.82	$13.11	$12.40	$10.58
Second Quarter	$17.00	$16.00	$11.68	$10.75
Third Quarter	$19.00	$15.69	$13.39	$11.09
Fourth Quarter	$18.96	$16.01	$13.99	$11.09

On March 19, 2025, the closing market price of our common stock on the NYSE American Exchange was $17.35 per share, and was held by 288 stockholders of record.

Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2024, 2023 or 2022. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 16, 2024, TCI announced an offer (“Tender Offer”) to purchase up to 100,000 shares of our outstanding common shares at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in TCI’s acquisition of 21,678 of our common shares. Upon completion of the Tender Offer, TCI ownership of our shares increased to 83.7%.

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. During the year ended December 31, 2024, we repurchased a total of 44,536 shares in two block transactions at $18 per share. As of December 31, 2024, there were 513,003 shares remaining for repurchase.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment (See Note 3 - Notes Receivable of our consolidated financial statements).

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2024, 2023, and 2022 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at an interest rate indexed to the Secured Overnight Financing Rate (“SOFR”). We have receivables from related parties which also provide interest income.

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023:

Our $2.4 million decrease in net income during the year ended December 31, 2024 is primarily attributed to the following:

●	The $3.8 million decrease in interest income was primarily due to a decrease in interest rates in 2024 and 2023.

●	The $0.4 million decrease in income tax provision was primarily due to a decrease in interest income.

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022:

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024 for a discussion of our results of operations for the year ended December 31, 2023.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of December 31, 2024, along with cash that will be generated in 2025 from notes and interest receivables, will be sufficient to meet all of our cash requirements.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2024	2023	Incr /(Decr)
Net cash provided by operating activities	$713	$973	$(260)
Net cash provided by investing activities	$27	$—	$27
Net cash used in financing activities	$(802)	$(908)	$106

The decrease in cash from operating activities is primarily due to a change in related party receivables.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optional and not included.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Income Opportunity Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2024 and 2023, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the year ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Income Opportunity Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the year ended December 31, 2022, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Swalm & Associates, P.C.

Richardson, Texas

March 23, 2023

We served as the Company’s auditor from 2004 through 2022.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$9	$71
Interest receivable from related parties	291	293
Receivable from related party	110,481	106,541
Total current assets	110,781	106,905
Non-current assets
Note receivable from related party	11,146	11,173
Total assets	$121,927	$118,078

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued; and 4,066,178 and 4,110,714 outstanding at December 31, 2024 and 2023, respectively	42	42
Treasury stock at cost, 107,497 shares and 62,961 shares at December 31, 2024 and 2023, respectively	(1,749)	(947)
Additional paid-in capital	61,955	61,955
Retained earnings	61,679	57,028
Total shareholders’ equity	121,927	118,078
Total liabilities and equity	$121,927	$118,078

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenues:
Other income	$—	$—	$—
Expenses:
General and administrative (including $52, $254 and $268 for 2024, 2023 and 2022, respectively, from related parties)	304	490	451
Advisory fee to related party	108	970	1,175
Total operating expenses	412	1,460	1,626
Net operating loss	(412)	(1,460)	(1,626)
Interest income from related parties	6,299	10,070	6,602
Income tax provision	(1,236)	(1,609)	(1,045)
Net income	$4,651	$7,001	$3,931

Earnings per share - basic and diluted	$1.14	$1.68	$0.94
Weighted average common shares used in computing earnings per share	4,080,369	4,162,516	4,168,414

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

	Shares Outstanding	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2022	4,168,414	$42	$(39)	$61,955	$46,096	$108,054
Net income	—	—	—	—	3,931	3,931
Balance, December 31, 2022	4,168,414	42	(39)	61,955	50,027	111,985
Net loss	—	—	—	—	7,001	7,001
Repurchase of common shares	(57,700)	—	(908)	—	—	(908)
Balance, December 31, 2023	4,110,714	42	(947)	61,955	57,028	118,078
Net income	—	—	—	—	4,651	4,651
Repurchase of common shares	(44,536)	—	(802)	—	—	(802)
Balance, December 31, 2024	4,066,178	$42	$(1,749)	$61,955	$61,679	$121,927

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	2024	2023	2022
Cash Flow From Operating Activities:
Net income	$4,651	$7,001	$3,931
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	2	383	(85)
Related party receivables	(3,940)	(6,407)	(3,834)
Accounts payable	—	(4)	(8)
Net cash provided by operating activities	713	973	4
Cash Flow From Investing Activities:
Collection of notes receivable	27	—	—
Net cash provided by investing activities	27	—	—
Cash Flow From Financing Activities:
Repurchase of common shares	(802)	(908)	—
Net cash used in financing activities	(802)	(908)	—
Net (decrease) increase in cash and cash equivalents	(62)	65	4
Cash and cash equivalents, beginning of year	71	6	2
Cash and cash equivalents, end of year	$9	$71	$6

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

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owned 83.2% of our stock at December 31, 2024 and with an affiliate owned approximately 89.8% of our common stock at December 31, 2024. Accordingly our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, own approximately 78.4% of TCI.

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

We operate as a single reportable segment since operations principal source of income is interest on notes receivable from related parties. Our Chief Operating Decision Maker evaluates financial performance and allocates resources on a consolidated basis, rather than evaluating distinct business segments, and we provide enhanced disclosures related to significant expense categories in our financial statement footnotes.

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

Concentration of credit risk

We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). During the years ended December 31, 2024 and 2023, the Company did not maintain balances in excess of the insured amount.

Income taxes

We are a “C” corporation” for U.S. federal income tax purposes. However, we are included in the May Realty Holdings, Inc. (the “MRHI”). consolidated group for tax purposes. We have a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Comprehensive income

Net income and comprehensive income (loss) are the same for the years ended December 31, 2024, 2023 and 2022.

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

On October 1, 2023, we agreed to an amendment of the four UHF notes. Under the provisions of the amendment, the four notes were consolidated into a single note and the 12.0% fixed interest rate was replaced with a floating rate indexed to the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter. In connection with the amendment, $605 of accrued interest was forgiven in exchange for an increased participation in the proceeds from any future refinancing of the property by UHF.

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

Pillar is wholly owned by an affiliate of the MRHI, which owns approximately 90.8% of ARL, which owns approximately 78.4% of TCI, which owns 83.2% of the Company.

Advisory fees paid to Pillar were $108, $970 and $1,175 for the years ended December 31, 2024, 2023 and 2022, respectively.

Note receivable is an amount held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to TCI’s significant investment in the performance of the collateral secured by their notes receivable. Interest income on our note with UHF was $588, $547 and $1,003 for the years ended December 31, 2024, 2023 and 2022, respectively.

Receivable from related party was $110,481 and $106,541 at December 31, 2024 and 2023, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees (“Pillar Receivable”), which bears interest at SOFR. Interest income on Pillar Receivable was $5,711, $9,523 and $5,599 for the years ended December 31, 2024, 2023 and 2022, respectively.

5.	Stockholders Equity

Our decision to declare dividends on common stock is determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2024, 2023, or 2022. Future distributions to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. During the year ended December 31, 2023, we repurchased a total of 57,700 shares in three block transactions. During the year ended December 31, 2024, we repurchased a total of 44,536 shares in several block transactions for a total of $802. As of December 31, 2024, there are 513,003 shares remaining that can be repurchased.

On December 16, 2024, TCI announced an offer (“Tender Offer”) to purchase up to 100,000 shares of our outstanding common shares at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in the acquisition of 21,678 of our common shares. Upon completion of the Tender Offer, TCI ownership of our shares increased to 83.7%.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The provision for income taxes consists of:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$1,236	$1,609	$1,045
State	—	—	—
	$1,236	$1,609	$1,045

7.	Commitments and Contingencies

We believe that we will generate excess cash from our notes receivables in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

8.	Quarterly Results of Operations

The following is a tabulation of our quarterly results of operations for the years 2024 and 2023. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations:

	2024 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(95)	$(114)	$(97)	$(106)
Net income	1,178	1,162	1,198	1,113
Net income per share - basic and diluted	$0.29	$0.28	$0.29	$0.27

	2023 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(537)	$(456)	$(437)	$(30)
Net income	1,050	1,834	1,643	2,474
Net income per share - basic and diluted	$0.25	$0.44	$0.39	$0.60

9.	Subsequent Events

The date to which events occurring after December 31, 2024, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 20, 2025, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

December 31, 2024

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
UHF - Timbers at The Park	4.96%	12/31/2032	Payments from excess property cash flows	$12,879	$11,146	$11,146

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

As of December 31,

	2024	2023	2022
Balance at January 1,	$11,173	$11,173	$11,173
Additions	—	—	—
Deductions	(27)	—	—
Balance at December 31,	$11,146	$11,173	$11,173

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The affairs of the Company are managed by our Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

An objective is for a majority of our Board to be independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange (“NYSE”) listing rules. The independence guidelines are set forth in our “Corporate Governance Guidelines”. The text of this document has been posted on our website at www.incomeopp-realty.com (“Investor Relations Website”) and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

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

HENRY A. BUTLER, age 74, Director, Independent, since February 2011 and Chairman of the Board since May 2011

Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. He also served as Chairman of the Board since May 2009 and as a Director since November 2005 of ARL, and Chairman of the Board since May 2009 and a Director since November 2005 of TCI.

FERNANDO V. LARA CELIS, age 58, Director, Independent, since October 2023

Mr. Lara is an entrepreneur and the General Manager and President of FYA Project, LLC, a Schlotzsky’s Deli Franchisee (Restaurant and Fast Food) which owns and operates seven locations in the North Dallas, Texas area. He is also the General Manager and President of UDF de Mexico S.de R.L. de C.V., a Dallas, Texas based independent contractor which manages real estate projects Loma Bonita and La Laguna in Tampico, Mexico. Prior to 2006, Mr. Lara was employed by the Mexico State Superior Control Authority in Veracruz, Mexico as a General Auditor and/or Information Manager. He has also been a Director of ARL and TCI since October 2023.

ROBERT A. JAKUSZEWSKI, age 62, Director, Independent, since March 2004

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

TED R. MUNSELLE, age 69, Director, Independent, since May 2009

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

Board Meetings and Committees

The Board of Directors held six meetings during 2024. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Fernando V. Lara Celis	X	X	Chair

Audit Committee.    The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Ted R. Munselle, the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2024.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee is available on our Investor Relations Website. The Governance and Nominating Committee met two times during 2024.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2024.

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

The day following the annual meeting of stockholders held December 11, 2024 for all stockholders of record dated November 7, 2024, the full Board met and re-appointed Mr. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2025.

Determination of Director’s Independence

Our Corporate Governance Guidelines (“Guidelines”) meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.

Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2024 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of these reviews, the Board affirmatively determined of the then directors, Messrs. Butler, Jakuszewski, Lara and Munselle are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

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

ERIK L. JOHNSON, 57

Mr. Johnson has served as President and Chief Executive Officer of the Company since May 2024. Previously, he served as the Interim Chief Executive Officer from April 2023 and as Executive Vice President and Chief Financial Officer from December 2021. Mr. Johnson also serves as President and Chief Executive Officer of Pillar, ARL and TCI. Prior to joining the Company and its affiliates, he served as Vice President of Financial Reporting at Macerich (NYSE: MAC) and has served as the Chief Accounting Officer of North American Scientific, Inc. He began his career as an auditor with PricewaterhouseCoopers and is a CPA.

LOUIS J. CORNA, 77

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary of the Company, ARL and TCI since February 2004. He has also been Executive Vice President since March 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc. He is also a CPA.

ALLA DZYUBA, 47

Mrs. Dzyuba has served as the Senior Vice President and Chief Accounting Officer of the Company since December 2024. She also serves as Senior Vice President and Chief Accounting Officer of Pillar, ARL and TCI. Mrs. Dzyuba has over twenty-one years of real estate accounting and financial reporting experience, including six years of broker-dealer regulatory reporting experience.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2024. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC. In December 2021, the Board of Directors adopted the Company’s Insider Trading Policy, a copy of which is available on our website at www.incomeopp-realtv.com, at Investor Relations.

The Advisor

Pillar has been our Advisor and Cash Manager since April 30, 2011 in accordance with an Advisory Agreement and a Cash Management Agreement. On May 7, 2024, the Advisory Agreement was amended and restated to clarify and revised several separate fees into a single gross asset value fee and a net income fee plus certain specified allocated reimbursements. The Amended Agreement, did not change any duties or responsibilities of either Pillar or the Company.

Although the Board of Directors is directly responsible for managing the affairs of the Company, and for setting the policies which guide it, our day-to-day operations are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to accounting, legal, capital market, administrative and executive services. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with our business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to ARL and TCI.

Pillar is a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”), the sole shareholder of which is a trust known as the May Trust. The beneficiaries of the May Trust are the children of the late Gene E. Phillips.

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

The Advisory Agreement provides for Pillar to be responsible for our day-to-day operations and to receive, as compensation for basic management and advisory services, a gross asset fee (“GAV Fee”) of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and excludes any receivables from the Advisor. In addition, Pillar receives an annual net income fee (“Net Income Fee”) equal to 7.5% of our adjusted net income, which is defined as our net income before effect of income tax and interest on any receivables from the Advisor. The GAV Fee and the Net Income Fee are collectively referred to herein as the Advisory Fee.

The Advisory Agreement further provides that Pillar shall bear the cost of certain expenses of its employees, excluding fees paid to our Directors; rent and other office expenses of both Pillar and us (unless we maintains office space separate from that of Pillar); costs not directly identifiable to our assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by Pillar of its duties under the Advisory Agreement.

We do not have any employees and rely upon Pillar for employee related services, including but not limited to asset management, legal services, accounting services, capital markets, administrative and executive services. We reimburse the Advisor on a monthly basis, for our pro-rata portion (as reasonably agreed to between the Advisor and a majority of the Company’s Independent Directors) of all expenses related to (i) employment of the Advisor’s personnel who are actively engaged in the services to the Company (“Service Employees”) and (ii) the reasonable travel and other out-of-pocket costs of the Service Employees. Such expenses shall include, but are not limited to, salary, wages, payroll taxes and the cost of employee benefit plans.

We have a Cash Management Agreement with Pillar that provides that all of our funds are delivered to Pillar which has a deposit liability to us and is responsible for payment of all payables and investment of all excess funds which earned interest at the Secured Overnight Financing Rate (“SOFR”), as set quarterly on the first day of each calendar quarter. Borrowings for our benefit bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement. We believe that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

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

Pillar may assign the Advisory Agreement only with our prior consent.

The principal executive officers of Pillar are set forth below:

Name	Officers
Erik L. Johnson	President and Chief Executive Officer
Louis J. Corna	Executive Vice President and Secretary
Gina H. Kay	Executive Vice President and Chief Accounting Officer

Mr. Johnson is one of two directors of Pillar.

ITEM 11.	EXECUTIVE COMPENSATION

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

During the year ended December 31, 2024, $17,930 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $2,430; Robert A. Jakuszewski, $5,000; Fernando V. Lara Celis, $5,000; and Ted R. Munselle, $5,500.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 19, 2025.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Transcontinental Realty Investors, Inc.	3,403,248	83.7%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Realty Advisors, Inc.	269,299	6.6%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentage is based upon 4,066,178 shares of Common stock outstanding at March 19, 2025.

Security Ownership of Management.

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 19, 2025.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Henry A. Butler	—	— %
Fernando V. Lara Celis	—	— %
Louis J. Corna	—	— %
Alla Dzyuba	—	— %
Robert A. Jakuszewski	—	— %
Erik L. Johnson	—	— %
Ted R. Munselle	—	— %
All Directors and Executive Officers as a group (7 individuals)	—	— %

*	Beneficial Ownership” means the sole power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 4,066,178 shares of Common Stock outstanding at March 19, 2025.

Messrs. Butler, Jakuszewski, Lara and Munselle are also directors of TCI and each expressly disclaims any beneficial ownership of any securities of the Company owned by TCI.

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

Pillar is owned by RAI, which is owned by MRHI, which is owned by the May Trust.

All of our directors also serve as Directors of ARL and TCI. Our executive officers also serve as executive officers of ARL and TCI. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. ARL and TCI have the same relationship with Pillar, as does the Company.

We are part of a tax sharing and compensating agreement with respect to federal income taxes among the Company, ARL and TCI. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.

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

In 2024, we paid Pillar advisory fees of $0.1 million.

As of December 31, 2024, we had notes and interest receivables of $11.1 million and $0.3 million, respectively, due from related parties. Refer to Part 2, Item 8. Note 3 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $0.6 million from this related party notes receivable.

From time to time, we have made advances and/or borrowings to/from Pillar in accordance with our Cash Management Agreement. These borrowings bear interest at SOFR, as set quarterly on the first day of each calendar quarter. At December 31, 2024, we had a receivable from related parties of $110.5 million and recognized interest income of $5.7 million during the year.

Director Independence

See “Determination of Director Independence” under Item 10 above to which reference is made.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 2, 2024 of Swalm & Associates P.C. (“Swalm”) notified us that they were ceasing to be our auditors due to the upcoming retirement of their principle. Effective January 4, 2024, our Audit Committee engaged Farmer Fuqua & Huff P.C. (“FFH”) to audit our consolidated financial statements for the year ending December 31, 2023.

We were billed by FFH for the services for year ended December 31, 2024 and by Swalm for services for the year ended December 31, 2023 as follows:

Audit Fees. Fees for audit services were $55,200 and $47,750 for the years ended December 31, 2024 and 2023, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.

Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2024 and 2023.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees. No fees for tax services were paid for the years ended December 31, 2024 and 2023, respectively. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns.

All Other Fees. No other fees were paid for the years ended December 31, 2024 and 2023. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for December 31, 2024 and 2023 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

a.	Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

Notes to Financial Statements

b.	Financial Statement Schedules

Schedule IV—Mortgage Loan Receivables on Real Estate

c.	Exhibits

The following documents are filed as Exhibits to this Report:

3.1	Certificate of Restatement of Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	Certificate of Amendment to the Articles of Incorporation of Income Opportunity Realty Investors, Inc. amending Article TENTH, Subpart C (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K for event occurring on December 28, 2023, filed January 30, 2024 ).

3.6	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Amended and Restated Advisory Agreement between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated May 7, 2024 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated May 7, 2024).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

19*	Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

31.1*	Section 302 Certification of Erik L. Johnson, Chief Executive Officer.

31.2*	Section 302 Certification of Alla Dzyuba, Chief Accounting Officer.

32.1 *	Section 906 Certifications of Erik L. Johnson and Alla Dzyuba.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Dated: March 20, 2025	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 20, 2025
Henry A. Butler

/s/ ROBERT A. JAKUSZEWSKI	Director	March 20, 2025
Robert A. Jakuszewski

/s/ FERNANDO V. LARA CELIS	Director	March 20, 2025
Fernando V. Lara Celis

/s/ TED R. MUNSELLE	Director	March 20, 2025
Ted R. Munselle

/s/ ERIK L. JOHNSON	President and Chief Executive Officer	March 20, 2025
Erik L. Johnson	(Principal Executive Officer)

/s/ ALLA DZYUBA	Senior Vice President and Chief Accounting	March 20, 2025
Alla Dzyuba	(Principal Financial Officer)