Form 10-Q
period 2025-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2025-08-07
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, there were 4,066,178 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$111	$9
Interest receivable from related parties	323	291
Receivable from related parties	112,332	110,481
Total current assets	112,766	110,781
Non-current assets
Notes receivable from related parties	11,146	11,146
Total assets	$123,912	$121,927

Liabilities and Equity
Liabilities:
Accounts payable	$2	$—

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,066,178 shares outstanding.	42	42
Treasury stock at cost, 107,497 shares.	(1,749)	(1,749)
Additional paid-in capital	61,955	61,955
Retained earnings	63,662	61,679
Total shareholders’ equity	123,910	121,927
Total liabilities and equity	$123,912	$121,927

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $13 and $11 for the three months ended June 30, 2025 and 2024, respectively, and $25 and $23 for the six months ended June 30, 2025 and 2024, respectively, from related parties)	74	93	142	159
Advisory fee to related party	23	21	50	50
Total operating expenses	97	114	192	209
Net operating loss	(97)	(114)	(192)	(209)
Interest income from related parties	1,355	1,585	2,702	3,171
Income tax provision	(264)	(309)	(527)	(622)
Net income	$994	$1,162	$1,983	$2,340

Earnings per share - basic and diluted	$0.24	$0.28	$0.49	$0.57
Weighted average common shares used in computing earnings per share	4,066,178	4,107,131	4,066,178	4,092,618

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Three Months Ended June 30, 2025
Balance, April 1, 2025	$42	$(1,749)	$61,955	$62,668	$122,916
Net income	—	—	—	994	994
Balance, June 30, 2025	$42	$(1,749)	$61,955	$63,662	$123,910
Three Months Ended June 30, 2024
Balance, April 1, 2024	$42	$(1,534)	$61,955	$58,206	$118,669
Net income	—	—	—	1,162	1,162
Balance, June 30, 2024	$42	$(1,534)	$61,955	$59,368	$119,831
Six Months Ended June 30, 2025
Balance, January 1, 2025	$42	$(1,749)	$61,955	$61,679	$121,927
Net income	—	—	—	1,983	1,983
Balance, June 30, 2025	$42	$(1,749)	$61,955	$63,662	$123,910
Six Months Ended June 30, 2024
Balance, January 1, 2024	$42	$(947)	$61,955	$57,028	$118,078
Net income	—	—	—	2,340	2,340
Repurchase of common shares	—	(587)	—	—	(587)
Balance, June 30, 2024	$42	$(1,534)	$61,955	$59,368	$119,831

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flow From Operating Activities:
Net income	$1,983	$2,340
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	(32)	(33)
Related party receivables	(1,851)	(1,775)
Accounts payable	2	—
Net cash provided by operating activities	102	532
Cash Flow From Financing Activities:
Repurchase of common shares	—	(587)
Net cash used in financing activities	—	(587)
Net increase (decrease) in cash and cash equivalents	102	(55)
Cash and cash equivalents, beginning of the period	9	71
Cash and cash equivalents, end of the period	$111	$16

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)

(Unaudited)

1.	Organization

Income Opportunity Investors, Inc. (the “Company”) is an externally managed company that currently holds investments in mortgage notes receivables. As used herein, the terms “IOR”, “the Company”, “We”, “Our”, or “Us” refer to the Company.

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owned approximately 84.5% of our stock at June 30, 2025 and together with an affiliate owned approximately 91.1% of our common stock at June 30, 2025. Accordingly our financial results are included in the consolidated financial statements of TCI. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 78.4% of TCI.

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

We have a note receivable issued by Unified Housing Foundation, Inc. (“UHF”) that bears interest at the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter and matures on December 31, 2032. The interest rate of the new note was 4.41% and 4.96% as of June 30, 2025 and December 31, 2024, respectively.

UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the note receivable. Principal and interest payments on the note are funded from surplus cash flow from operations, sale or refinancing of the underlying property and are cross collateralized to the extent that any surplus cash is available from any other property owned by UHF.

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

Pillar is a wholly owned subsidiary of the May Realty Holdings, Inc., which owns approximately 90.8% of ARL, which owns approximately 78.4% of TCI, which owns approximately 84.5% of the Company.

Advisory fees paid to Pillar were $23 and $21 for the three months ended June 30, 2025 and 2024, respectively, and $50 and $50 for the six months ended June 30, 2025 and 2024, respectively.

Our note receivable is held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $122 and $149 for the three months ended June 30, 2025 and 2024, respectively, and $246 and $299 for the six months ended June 30, 2025 and 2024, respectively.

Receivables from related parties were $112,332 and $110,481 at June 30, 2025 and December 31, 2024, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees (“Pillar Receivable”), which bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on related party receivables was $1,233 and $1,436 for the three months ended June 30, 2025 and 2024, respectively, and $2,456 and $2,872 for the six months ended June 30, 2025 and 2024, respectively.

5.	Stockholders’ Equity

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. During the six months ended June 30, 2024, we repurchased a total of 32,608 shares in several block transactions for a total of $587.

As of June 30, 2025, there are 513,003 shares remaining that can be repurchased.

6.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

7.	Subsequent Events

The date to which events occurring after June 30, 2025, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 7, 2025, which is the date on which the consolidated financial statements were available to be issued.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and six months ended June 30, 2025 and 2024 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit, legal and administrative fees paid to a related party.

We also have other income and expense items including interest income from notes receivable and funds deposited with Pillar.

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024:

The decrease in net income is primarily due to a decrease in interest income from related party receivables.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024:

The decrease in net income is primarily due to a decrease in interest income from related party receivables.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of June 30, 2025, along with cash that will be generated in the next twelve months from our related party receivables, will be sufficient to meet all of our current cash requirements.

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

We have a program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the six months ended June 30, 2025. As of June 30, 2025, 1,136,997 shares have been purchased and 513,003 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 7, 2025	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer