Form 10-Q
period 2025-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2025-11-06
CIK 949961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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

As of November 6, 2025, there were 4,066,178 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$6	$9
Interest receivable from related parties	141	291
Receivable from related parties	113,726	110,481
Total current assets	113,873	110,781
Non-current assets
Notes receivable from related parties	11,072	11,146
Total assets	$124,945	$121,927

Liabilities and Equity
Liabilities:
Accounts payable	$4	$—

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,066,178 shares outstanding.	42	42
Treasury stock at cost, 107,497 shares.	(1,749)	(1,749)
Additional paid-in capital	61,955	61,955
Retained earnings	64,693	61,679
Total shareholders’ equity	124,941	121,927
Total liabilities and equity	$124,945	$121,927

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $13 and $11 for the three months ended September 30, 2025 and 2024, respectively, and $38 and $34 for the nine months ended September 30, 2025 and 2024, respectively, from related parties)	63	71	205	230
Advisory fee to related party	27	26	77	76
Total operating expenses	90	97	282	306
Net operating loss	(90)	(97)	(282)	(306)
Interest income from related parties	1,395	1,614	4,097	4,785
Income tax provision	(274)	(319)	(801)	(941)
Net income	$1,031	$1,198	$3,014	$3,538

Earnings per share - basic and diluted	$0.25	$0.29	$0.74	$0.87
Weighted average common shares used in computing earnings per share	4,066,178	4,070,327	4,066,178	4,085,134

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity

Three Months Ended September 30, 2025
Balance, July 1, 2025	$42	$(1,749)	$61,955	$63,662	$123,910
Net income	—	—	—	1,031	1,031
Balance, September 30, 2025	$42	$(1,749)	$61,955	$64,693	$124,941
Three Months Ended September 30, 2024
Balance, July 1, 2024	$42	$(1,534)	$61,955	$59,368	$119,831
Net income	—	—	—	1,198	1,198
Repurchase of common shares	—	(215)	—	—	(215)
Balance, September 30, 2024	$42	$(1,749)	$61,955	$60,566	$120,814
Nine Months Ended September 30, 2025
Balance, January 1, 2025	$42	$(1,749)	$61,955	$61,679	$121,927
Net income	—	—	—	3,014	3,014
Balance, September 30, 2025	$42	$(1,749)	$61,955	$64,693	$124,941
Nine Months Ended September 30, 2024
Balance, January 1, 2024	$42	$(947)	$61,955	$57,028	$118,078
Net income	—	—	—	3,538	3,538
Repurchase of common shares	—	(802)	—	—	(802)
Balance, September 30, 2024	$42	$(1,749)	$61,955	$60,566	$120,814

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flow From Operating Activities:
Net income	$3,014	$3,538
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	150	129
Related party receivables	(3,245)	(2,952)
Accounts payable	4	3
Net cash (used in) provided by operating activities	(77)	718
Cash Flow From Investing Activities:
Collection of notes receivable	74	27
Net cash provided by investing activities	74	27
Cash Flow From Financing Activities:
Repurchase of common shares	—	(802)
Net cash used in financing activities	—	(802)
Net decrease in cash and cash equivalents	(3)	(57)
Cash and cash equivalents, beginning of the period	9	71
Cash and cash equivalents, end of the period	$6	$14

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

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is listed on the NYSE under the symbol “TCI”, owned approximately 84.5% of our stock at September 30, 2025 and together with an affiliate owned approximately 91.1% of our common stock at September 30, 2025. Accordingly our financial results are included in the consolidated financial statements of TCI. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 78.4% of TCI.

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

We have a note receivable issued by Unified Housing Foundation, Inc. (“UHF”) that bears interest at the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter and matures on December 31, 2032. The interest rate of the new note was 4.45% and 4.96% as of September 30, 2025 and December 31, 2024, respectively.

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

Advisory fees paid to Pillar were $27 and $26 for the three months ended September 30, 2025 and 2024, respectively, and $77 and $76 for the nine months ended September 30, 2025 and 2024, respectively.

Our note receivable is held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $125 and $150 for the three months ended September 30, 2025 and 2024, respectively, and $371 and $449 for the nine months ended September 30, 2025 and 2024, respectively.

Receivables from related parties were $113,726 and $110,481 at September 30, 2025 and December 31, 2024, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees (“Pillar Receivable”), which bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on related party receivables was $1,270 and $1,464 for the three months ended September 30, 2025 and 2024, respectively, and $3,726 and $4,336 for the nine months ended September 30, 2025 and 2024, respectively.

5.	Stockholders’ Equity

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. As of September 30, 2025, there are 513,003 shares remaining that can be repurchased.

6.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

7.	Subsequent Events

The date to which events occurring after September 30, 2025, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 6, 2025, which is the date on which the consolidated financial statements were available to be issued.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and nine months ended September 30, 2025 and 2024 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit, legal and administrative fees paid to a related party.

We also have other income and expense items including interest income from notes receivable and funds deposited with Pillar.

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024:

The decrease in net income is primarily due to a decrease in interest income from related party receivables.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

The decrease in net income is primarily due to a decrease in interest income from related party receivables.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of September 30, 2025, along with cash that will be generated in the next twelve months from our related party receivables, will be sufficient to meet all of our current cash requirements.

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

We have a program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the nine months ended September 30, 2025. As of September 30, 2025, 1,136,997 shares have been purchased and 513,003 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 6, 2025	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer