Form 10-K
period 2025-12-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2026-03-12
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.8 million as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.

As of March 10, 2026, there were 4,066,178 shares of common stock outstanding.

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

Controlling Shareholder

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”, is our controlling shareholder. As of December 31, 2025, TCI owned 84.6% of our stock and with its affiliates owned 91.2% of our common stock. Accordingly our financial results are included in the consolidated financial statements of TCI in its Form 10-K and in its tax filings. American Realty Investors, Inc. ("ARL"), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 78.4% of TCI.

As described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, our officers and directors also serve as officers and directors of TCI and ARL.

Management

Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. Pillar is a wholly-owned affiliate of ARL's controlling stockholder.

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

The following discusses those risk factors that we believe could have a material effect on our business, operations and financial condition. If any of these risks, as well as other risks and uncertainties that we have not yet identified or that we currently believe are not material, become realized, we could be materially adversely affected. In addition, the following risk factors may contain “forward looking statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and related notes in this Annual Report on Form 10-K. An investment in our securities involves various risks. All investors should carefully consider the following risk factors, applicable to us and our assets in conjunction with the other information in this report before investing in our securities.

Our business may be impacted as a result of any health emergency.

Epidemics, pandemics or other outbreaks of an illness, disease or virus, such as COVID-19, can severely disrupt general economic activities in a variety of ways that are difficult to predict. For example, governments and businesses may take actions to mitigate the public health crisis, including quarantines, stay-at-home orders, density limitations, social distancing measures, and/or restrictions on types of business that may continue to operate. The extent to which an outbreak could impact our business will depend on factors such as the duration and spread, its severity, the actions taken to contain the virus, the emergence and impact of future virus variants, and how quickly and to what extent normal economic and operating conditions resume. The impacts to our business could impact our financial condition, results of operations, cash flows, liquidity and our ability to meet our debt service obligations.

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

The collection of our receivables are dependent upon the ability of the assets held by others that secure the notes or fund receivable payments to produce sufficient cash flow to service these notes and receivables. Changes in general or local economic conditions in the southwestern United States can have an adverse effect on the payment of these notes or other receivables.

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

We may incur indebtedness that bears interest at variable rates. If interest rates increase, so may our interest costs, which would adversely affect our cash flow and our ability to pay principal and interest on our debt. Further, rising interest rates could limit our ability to refinance any existing debt when it matures.

Substantially all of our assets are receivables from related parties.

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

At present, we don't own any real estate.

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

Our common stock is listed and traded on the NYSE American Exchange under the symbol “IOR”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2025		2024
	High	Low	High	Low
First Quarter	$19.00	$16.05	$17.82	$13.11
Second Quarter	$19.30	$16.10	$17.00	$16.00
Third Quarter	$19.69	$17.75	$19.00	$15.69
Fourth Quarter	$19.47	$17.50	$18.96	$16.01

On March 10, 2026, the closing market price of our common stock on the NYSE American Exchange was $19.00 per share, and was held by 281 stockholders of record.

Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2025, 2024 or 2023. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

On December 16, 2024, TCI announced an offer ("Tender Offer") to purchase up to 100,000 shares of our outstanding common shares at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in TCI's acquisition of 21,678 of our common shares. Upon completion of the Tender Offer, TCI ownership of our shares increased to 83.7%.

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. During the year ended December 31, 2025, we repurchased a total of 44,536 shares in two block transactions at $18 per share. As of December 31, 2025, there were 513,003 shares remaining for repurchase.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the years ended December 31, 2025, 2024, and 2023 from Part II, Item 8. Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit and legal fees and administrative fees paid to a related party.

We also have other income and expense items. We receive interest income from the funds deposited with our Advisor at an interest rate indexed to the Secured Overnight Financing Rate ("SOFR"). We have receivables from related parties which also provide interest income.

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024:

Our $0.7 million decrease in net income during the year ended December 31, 2025 is primarily attributed to the following:

●	The $0.9 million decrease in interest income was primarily due to a decrease in interest rates in 2025 and 2024.

●	The $0.2 million decrease in income tax provision was primarily due to a decrease in interest income.

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023:

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 21, 2025 for a discussion of our results of operations for the year ended December 31, 2024.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of December 31, 2025, along with cash that will be generated in 2026 from notes and interest receivables, will be sufficient to meet all of our cash requirements.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2025	2024	Incr /(Decr)
Net cash (used in) provided by operating activities	$(77)	$713	$(790)
Net cash provided by investing activities	$74	$27	$47
Net cash used in financing activities	$—	$(802)	$802

The decrease in cash from operating activities is primarily due to a change in related party receivables.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optional and not included.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Income Opportunity Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Income Opportunity Realty Investors, Inc. and Subsidiaries as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three years ended December 31, 2025, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Income Opportunity Realty Investors, Inc. as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

How We addressed the Matter in Our Audit

We obtained an understanding of the Company’s controls over related party receivables and their collectability assessment. Our testing included, among other things, confirmation of the receivables, reviewing selected financial information of the related parties, reviewing subsequent collections and evaluating transactions documentation. The relevant financial statement accounts are receivables, notes and interest receivable from related parties and interest income from related parties.

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

FARMER, FUQUA & HUFF, PC

Richardson, Texas

March 12, 2026

We have served as the Company’s auditor since 2024.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$6	$9
Interest receivable from related parties	244	291
Receivable from related party	114,595	110,481
Total current assets	114,845	110,781
Non-current assets
Note receivable from related party	11,072	11,146
Total assets	$125,917	$121,927

Shareholders' equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued; and 4,066,178 and 4,066,178 outstanding at December 31, 2025 and 2024, respectively	42	42
Treasury stock at cost, 107,497 shares and 107,497 shares at December 31, 2025 and 2024, respectively	(1,749)	(1,749)
Additional paid-in capital	61,955	61,955
Retained earnings	65,669	61,679
Total shareholders’ equity	125,917	121,927
Total liabilities and equity	$125,917	$121,927

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Other income	$—	$—	$—
Expenses:
General and administrative (including $53, $52 and $254 for 2025, 2024 and 2023, respectively, from related parties)	280	304	490
Advisory fee to related party	103	108	970
Total operating expenses	383	412	1,460
Net operating loss	(383)	(412)	(1,460)
Interest income from related parties	5,434	6,299	10,070
Income tax provision	(1,061)	(1,236)	(1,609)
Net income	$3,990	$4,651	$7,001

Earnings per share - basic and diluted	$0.98	$1.14	$1.68
Weighted average common shares used in computing earnings per share	4,066,178	4,080,369	4,162,516

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except share amounts)

	Shares Outstanding	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balance, January 1, 2023	4,168,414	$42	$(39)	$61,955	$50,027	$111,985
Net income	—	—	—	—	7,001	7,001
Repurchase of common shares	(57,700)	—	(908)	—	—	(908)
Balance, December 31, 2023	4,110,714	42	(947)	61,955	57,028	118,078
Net income	—	—	—	—	4,651	4,651
Repurchase of common shares	(44,536)	—	(802)	—	—	(802)
Balance, December 31, 2024	4,066,178	42	(1,749)	61,955	61,679	121,927
Net income	—	—	—	—	3,990	3,990
Balance, December 31, 2025	4,066,178	$42	$(1,749)	$61,955	$65,669	$125,917

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	2025	2024	2023
Cash Flow From Operating Activities:
Net income	$3,990	$4,651	$7,001
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	47	2	383
Related party receivables	(4,114)	(3,940)	(6,407)
Accounts payable	—	—	(4)
Net cash (used in) provided by operating activities	(77)	713	973
Cash Flow From Investing Activities:
Collection of notes receivable	74	27	—
Net cash provided by investing activities	74	27	—
Cash Flow From Financing Activities:
Repurchase of common shares	—	(802)	(908)
Net cash used in financing activities	—	(802)	(908)
Net (decrease) increase in cash and cash equivalents	(3)	(62)	65
Cash and cash equivalents, beginning of year	9	71	6
Cash and cash equivalents, end of year	$6	$9	$71

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

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is traded on the NYSE under the symbol “TCI”, owned 84.6% of our stock at December 31, 2025. In addition, an affiliate of TCI owned approximately 6.6% of our common stock at December 31, 2025. Accordingly our financial results are included in the consolidated financial statements of TCI’s in their Form 10-K and in their tax filings. American Realty Investors, Inc. ("ARL"), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, own approximately 78.4% of TCI at December 31, 2025.

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

Concentration of credit risk

We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). During the years ended December 31, 2025 and 2024, the Company did not maintain balances in excess of the insured amount.

Income taxes

We are a “C” corporation” for U.S. federal income tax purposes. However, we are included in the May Realty Holdings, Inc. (the "MRHI"). consolidated group for tax purposes. We have a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Comprehensive income

Net income and comprehensive income (loss) are the same for the years ended December 31, 2025, 2024 and 2023.

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

We had four notes receivable issued by Unified Housing Foundation, Inc. (“UHF”) with an aggregate balance of $11,146. Each of the notes bore interest at 12.0% and was to mature on December 31, 2032. Principal and interest payments on the notes from UHF are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes.

On October 1, 2023, we agreed to an amendment of the four UHF notes. Under the provisions of the amendment, the four notes were consolidated into a single note and the 12.0% fixed interest rate was replaced with a floating rate indexed to the Secured Overnight Financing Rate ("SOFR") in effect on the last day of the preceding calendar quarter. In connection with the amendment, $605 of accrued interest was forgiven in exchange for an increased participation in the proceeds from any future refinancing of the property by UHF.

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

Pillar is wholly owned by an affiliate of the MRHI, which owns approximately 90.8% of ARL, which owns approximately 78.4% of TCI, which owns 84.6% of the Company.

Advisory fees paid to Pillar were $103, $108 and $970 for the years ended December 31, 2025, 2024 and 2023, respectively.

Note receivable is an amount held by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to TCI's significant investment in the performance of the collateral secured by their notes receivable. Interest income on our note with UHF was $488, $588 and $547 for the years ended December 31, 2025, 2024 and 2023, respectively.

Receivable from related party was $114,595 and $110,481 at December 31, 2025 and 2024, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees ("Pillar Receivable"), which bears interest at SOFR. Interest income on Pillar Receivable was $4,946, $5,711 and $9,523 for the years ended December 31, 2025, 2024 and 2023, respectively.

5.	Stockholders Equity

Our decision to declare dividends on common stock is determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2025, 2024, or 2023. Future distributions to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. We repurchased 57,700 and 44,536 shares during the years ended December 31, 2023 and 2024, respectively. As of December 31, 2025, there are 513,003 shares remaining that can be repurchased.

On December 16, 2024, TCI announced an offer ("Tender Offer") to purchase up to 100,000 shares of our outstanding common shares at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in the acquisition of 21,678 of our common shares. Upon completion of the Tender Offer, TCI ownership of our shares increased to 83.7%. TCI subsequently purchased an additional 32,845 of our common shares in the open market during the remainder of the year for an additional cost of $583.

TCI owned approximately 84.6% and 83.2% of our common shares at December 31, 2025 and December 31, 2024, respectively.

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

The provision for income taxes consists of:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$1,061	$1,236	$1,609
State	—	—	—
	$1,061	$1,236	$1,609

7.	Commitments and Contingencies

We believe that we will generate excess cash from our notes receivables in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

8.	Quarterly Results of Operations

The following is a tabulation of our quarterly results of operations for the years 2025 and 2024. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations:

	2025 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(95)	$(97)	$(90)	$(101)
Net income	989	994	1,031	976
Net income per share - basic and diluted	$0.24	$0.24	$0.25	$0.25

	2024 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Net operating loss	$(95)	$(114)	$(97)	$(106)
Net income	1,178	1,162	1,198	1,113
Net income per share - basic and diluted	$0.29	$0.28	$0.29	$0.27

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

9.	Subsequent Events

The date to which events occurring after December 31, 2025, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 12, 2026, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

December 31, 2025

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
UHF - Timbers at The Park	4.24%	12/31/2032	Payments from excess property cash flows	$12,594	$11,072	$11,072

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

SCHEDULE IV - MORTGAGE LOANS

As of December 31,

	2025	2024	2023
Balance at January 1,	$11,146	$11,173	$11,173
Additions	—	—	—
Deductions	(74)	(27)	—
Balance at December 31,	$11,072	$11,146	$11,173

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The affairs of the Company are managed by our Board of Directors (“Directors”). The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

An objective is for a majority of our Board to be independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange ("NYSE") listing rules. The independence guidelines are set forth in our “Corporate Governance Guidelines”. The text of this document has been posted on our website at www.incomeopp-realty.com ("Investor Relations Website") and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

We have adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our code of conduct on our website by going to our Investor Relations Website. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the Security Exchange Commission (the "SEC") or the NYSE on our website.

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

HENRY A. BUTLER, age 75, Director, Independent, since February 2011 and Chairman of the Board since May 2011

Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. He also served as Chairman of the Board since May 2009 and as a Director since November 2005 of ARL, and Chairman of the Board since May 2009 and a Director since November 2005 of TCI.

ROBERT A. JAKUSZEWSKI, age 63, Director, Independent, since March 2004

Mr. Jakuszewski has been Business Development Manager of Ivy Rehab since May 2025. He was a Territory Manager for Artesa Labs from April 2015 to May 2025, a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since March 2004. He has also been a Director of TCI since November 2005 and a Director of ARL since November 2005.

FERNANDO V. LARA CELIS, age 59, Director, Independent, since October 2023

Mr. Lara is an entrepreneur and the former General Manager and President of FY A Project, LLC, a Schlotzsky’s Deli Franchisee (Restaurant and Fast Food) which owned and operated nine locations in the North Dallas, Texas area. He is also the General Manager and President of UDF de Mexico S.de R.L. de C. V., a Dallas, Texas based independent contractor which manages real estate projects Loma Bonita and La Laguna in Tampico, Mexico. Prior to 2006, Mr. Lara was employed by the Mexico State Superior Control Authority in Veracruz, Mexico as a General Auditor and/or Information Manager. He has also been a Director of ARL and TCI since October 2023.

TED R. MUNSELLE, age 70, Director, Independent, since May 2009

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

Board Meetings and Committees

The Board of Directors held five meetings during 2025. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Fernando V. Lara Celis	X	X	Chair

Audit Committee.    The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations Website. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Ted R. Munselle, the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2025.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee is available on our Investor Relations Website. The Governance and Nominating Committee met two times during 2025.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2025.

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

The day following the annual meeting of stockholders held December 10, 2025 for all stockholders of record dated November 3, 2025, the full Board met and re-appointed Mr. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2026.

Determination of Director’s Independence

Our Corporate Governance Guidelines ("Guidelines") meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.

Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2025 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

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

ERIK L. JOHNSON, 58

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

LOUIS J. CORNA, 78

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

ALLA DZYUBA, 48

Mrs. Dzyuba has served as the Senior Vice President and Chief Accounting Officer of the Company since December 2024. She also serves as Senior Vice President and Chief Accounting Officer of ARL and TCI. Mrs. Dzyuba has over twenty-two years of real estate accounting and financial reporting experience, including six years of broker-dealer regulatory reporting experience.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2025. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC. In December 2021, the Board of Directors adopted the Company's Insider Trading Policy, a copy of which is available on our website at www.incomeopp-realty.com, at Investor Relations.

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

Pillar, a Nevada corporation, is owned by Realty Advisors, Inc. (“RAI”), a Nevada corporation, which is owned by May Realty Holdings, Inc. ("MRHI"), a Delaware corporation, which is owned by and/or for the benefit of, the children and grandchildren of the late Gene E. Phillips.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments. Pillar is required to report quarterly to the Board on the Company's performance against the business plan. In addition, all transactions with Pillar require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.

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

The Advisory Agreement provides for Pillar to receive, as compensation for basic management and advisory services, a gross asset fee (“GAV Fee”) of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and excludes receivables from Pillar. In addition, Pillar receives an annual net income fee (“Net Income Fee”) equal to 7.5% of our adjusted net income, which is defined as our net income before effect of income tax and interest on any receivables from the Advisor. The GAV Fee and the Net Income Fee are collectively referred to herein as the Advisory Fee.

The Advisory Agreement further provides that Pillar shall bear the cost of certain employee expenses; rent and other office expenses of both Pillar and us (unless we maintains office space separate from that of Pillar); costs not directly identifiable to our business; and miscellaneous administrative expenses relating to the performance by Pillar of its duties under the Advisory Agreement.

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

We have a Cash Management Agreement with Pillar that provides that our funds may be delivered to Pillar which has a deposit liability to us and is responsible for payment of all payables and investment of all excess funds which earned interest at the Secured Overnight Financing Rate ("SOFR"), as set quarterly on the first day of each calendar quarter. Borrowings from Pillar for our benefit bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement. We believe that the terms of the Advisory Agreement are at least as fair as terms that could be obtained from unaffiliated third parties.

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

We have no employees, payroll or benefit plans and pay no compensation to our executive officers. Our executive officers are also officers and employees of Pillar, our Advisor, and are compensated by Pillar. Such executive officers perform a variety of services for Pillar and the amount of their compensation is determined solely by Pillar. Under the terms of the Advisory Agreement, we do reimburse Pillar for certain expenses - See Item 10, “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of the compensation payable to Pillar by us.

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

During the year ended December 31, 2025, $17,930 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $2,430; Robert A. Jakuszewski, $5,000; Fernando V. Lara Celis, $5,000; and Ted R. Munselle, $5,500.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 10, 2026.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Transcontinental Realty Investors, Inc.	3,438,587	84.6%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Realty Advisors, Inc.	269,299	6.6%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentage is based upon 4,066,178 shares of Common stock outstanding at March 10, 2026.

Security Ownership of Management.

The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 10, 2026.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Henry A. Butler	—	—%
Fernando V. Lara Celis	—	—%
Louis J. Corna	—	—%
Alla Dzyuba	—	—%
Robert A. Jakuszewski	—	—%
Erik L. Johnson	—	—%
Ted R. Munselle	—	—%
All Directors and Executive Officers as a group (7 individuals)	—	—%

*	Beneficial Ownership” means the sole power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 4,066,178 shares of Common Stock outstanding at March 10, 2026.

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

In 2025, we paid Pillar advisory fees of $0.1 million.

As of December 31, 2025, we had notes and interest receivables of $11.1 million and $0.2 million, respectively, due from related parties. Refer to Part 2, Item 8. Note 3 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $0.6 million from this related party notes receivable.

From time to time, we have made advances and/or borrowings to/from Pillar in accordance with our Cash Management Agreement. These borrowings bear interest at SOFR, as set quarterly on the first day of each calendar quarter. At December 31, 2025, we had a receivable from related parties of $114.6 million and recognized interest income of $4.9 million during the year.

Director Independence

See “Determination of Director Independence” under Item 10 above to which reference is made.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 2, 2024 of Swalm & Associates P.C. ("Swalm") notified us that they were ceasing to be our auditors due to the upcoming retirement of their principle. Effective January 4, 2024, our Audit Committee engaged Farmer Fuqua & Huff P.C. ("FFH") to audit our consolidated financial statements for the year ending December 31, 2023.

We were billed by FFH for the services for the years ended December 31, 2025 and 2024 as follows:

Audit Fees. Fees for audit services were $43,200 and $55,200 for the years ended December 31, 2025 and 2024, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.

Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2025 and 2024.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees. No fees for tax services were paid for the years ended December 31, 2025 and 2024, respectively. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns.

All Other Fees. No other fees were paid for the years ended December 31, 2025 and 2024. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for December 31, 2025 and 2024 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023

Notes to Financial Statements

b.	Financial Statement Schedules

Schedule IV—Mortgage Loan Receivables on Real Estate

c.	Exhibits

The following documents are filed as Exhibits to this Report:

3.1	Certificate of Restatement of Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	Certificate of Amendment to the Articles of Incorporation of Income Opportunity Realty Investors, Inc. amending Article TENTH, Subpart C (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K for event occurring on December 28, 2023, filed January 30, 2024 ).

3.6	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Amended and Restated Advisory Agreement between Income Opportunity Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated May 7, 2024 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated May 7, 2024).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1 *	Subsidiaries of the Registrant.

31.1 *	Section 302 Certification of Erik L. Johnson, Chief Executive Officer.

31.2 *	Section 302 Certification of Alla Dzyuba, Chief Accounting Officer.

32.1 *	Section 906 Certifications of Erik L. Johnson and Alla Dzyuba.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Dated: March 12, 2026	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 12, 2026
Henry A. Butler

/s/ ROBERT A. JAKUSZEWSKI	Director	March 12, 2026
Robert A. Jakuszewski

/s/ FERNANDO V. LARA CELIS	Director	March 12, 2026
Fernando V. Lara Celis

/s/ TED R. MUNSELLE	Director	March 12, 2026
Ted R. Munselle

/s/ ERIK L. JOHNSON	President and Chief Executive Officer	March 12, 2026
Erik L. Johnson	(Principal Executive Officer)

/s/ ALLA DZYUBA	Senior Vice President and Chief Accounting Officer	March 12, 2026
Alla Dzyuba	(Principal Financial Officer)