Form 10-Q
period 2026-03-31
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2026-05-07
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, there were 4,066,178 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$4	$6
Interest receivable from related parties	154	244
Receivable from related parties	115,813	114,595
Total current assets	115,971	114,845
Non-current assets
Notes receivable from related parties	10,960	11,072
Total assets	$126,931	$125,917

Liabilities and Equity
Liabilities:
Accounts payable	$4	$—

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,066,178 shares outstanding.	42	42
Treasury stock at cost, 107,497 shares.	(1,749)	(1,749)
Additional paid-in capital	61,955	61,955
Retained earnings	66,679	65,669
Total shareholders’ equity	126,927	125,917
Total liabilities and equity	$126,931	$125,917

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Other income	$—	$—
Expenses:
General and administrative (including $11 and $12 for the three months ended March 31, 2026 and 2025, respectively, from related parties)	73	68
Advisory fee to related party	24	27
Total operating expenses	97	95
Net operating loss	(97)	(95)
Interest income from related parties	1,376	1,347
Income tax provision	(269)	(263)
Net income	$1,010	$989

Earnings per share - basic and diluted	$0.25	$0.24
Weighted average common shares used in computing earnings per share	4,066,178	4,066,178

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Three Months Ended March 31, 2026
Balance, January 1, 2026	$42	$(1,749)	$61,955	$65,669	$125,917
Net income	—	—	—	1,010	1,010
Balance, March 31, 2026	$42	$(1,749)	$61,955	$66,679	$126,927
Three Months Ended March 31, 2025
Balance, January 1, 2025	$42	$(1,749)	$61,955	$61,679	$121,927
Net income	—	—	—	989	989
Balance, March 31, 2025	$42	$(1,749)	$61,955	$62,668	$122,916

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flow From Operating Activities:
Net income	$1,010	$989
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	90	73
Related party receivables	(1,218)	(920)
Accounts payable	4	5
Net cash (used in) provided by operating activities	(114)	147
Cash Flow From Investing Activities:
Collection of notes receivable	112	—
Net cash provided by investing activities	112	—
Net (decrease) increase in cash and cash equivalents	(2)	147
Cash and cash equivalents, beginning of the period	6	9
Cash and cash equivalents, end of the period	$4	$156

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

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is listed on the NYSE under the symbol “TCI”, owned approximately 84.6% of our stock at March 31, 2026 and together with an affiliate owned approximately 91.2% of our common stock at March 31, 2026. Accordingly our financial results are included in the consolidated financial statements of TCI. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 79.2% of TCI.

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

The consolidated balance sheet at December 31, 2025 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We have a note receivable issued by Unified Housing Foundation, Inc. (“UHF”) that bears interest at the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter and matures on December 31, 2032. The interest rate of the new note was 3.87% and 4.24% as of March 31, 2026 and December 31, 2025, respectively.

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

Pillar is a wholly owned subsidiary of the May Realty Holdings, Inc., which owns approximately 90.8% of ARL, which owns approximately 79.2% of TCI, which owns approximately 84.6% of the Company.

Advisory fees paid to Pillar were $24 and $27 for the three months ended March 31, 2026 and 2025, respectively.

Our note receivable issued by UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $105 and $124 for the three months ended March 31, 2026 and 2025, respectively.

Receivables from related parties were $115,813 and $114,595 at March 31, 2026 and December 31, 2025, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees (“Pillar Receivable”), which bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on related party receivables was $1,271 and $1,223 for the three months ended March 31, 2026 and 2025, respectively.

5.	Stockholders’ Equity

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. As of March 31, 2026, there are 513,003 shares remaining that can be repurchased.

6.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

7.	Subsequent Events

The date to which events occurring after March 31, 2026, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 7, 2026, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2025 (the “Annual Report”).

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2025.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three months ended March 31, 2026 and 2025 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit, legal and administrative fees paid to a related party.

We also have other income and expense items including interest income from notes receivable and funds deposited with Pillar.

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025:

The increase in net income is primarily due to an increase in interest income from related party receivables.

Liquidity and Capital Resources

Our principal liquidity needs are to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of March 31, 2026, along with cash that will be generated in the next twelve months from our related party receivables, will be sufficient to meet all of our current cash requirements.

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

There have been no material changes from the risk factors previously disclosed in the 2025 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2025 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the three months ended March 31, 2026. As of March 31, 2026, 1,136,997 shares have been purchased and 513,003 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: May 7, 2026	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer