Form 10-Q
period 2026-06-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2026-08-06
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, there were 4,066,178 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$29	$6
Interest receivable from related parties	238	244
Receivable from related parties	116,409	114,595
Total current assets	116,676	114,845
Non-current assets
Notes receivable from related parties	10,960	11,072
Total assets	$127,636	$125,917

Liabilities and Equity
Liabilities:
Accounts payable	$4	$—

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,066,178 shares outstanding.	42	42
Treasury stock at cost, 107,497 shares.	(1,749)	(1,749)
Additional paid-in capital	61,955	61,955
Retained earnings	67,384	65,669
Total shareholders’ equity	127,632	125,917
Total liabilities and equity	$127,636	$125,917

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $12 and $13 for the three months ended June 30, 2026 and 2025, respectively, and $23 and $25 for the six months ended June 30, 2026 and 2025, respectively, from related parties)	74	74	147	142
Advisory fee to related party	23	23	47	50
Total operating expenses	97	97	194	192
Net operating loss	(97)	(97)	(194)	(192)
Interest income from related parties	989	1,355	2,365	2,702
Income tax provision	(187)	(264)	(456)	(527)
Net income	$705	$994	$1,715	$1,983

Earnings per share - basic and diluted	$0.17	$0.24	$0.42	$0.49
Weighted average common shares used in computing earnings per share	4,066,178	4,066,178	4,066,178	4,066,178

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Three Months Ended June 30, 2026
Balance, April 1, 2026	$42	$(1,749)	$61,955	$66,679	$126,927
Net income	—	—	—	705	705
Balance, June 30, 2026	$42	$(1,749)	$61,955	$67,384	$127,632
Three Months Ended June 30, 2025
Balance, April 1, 2025	$42	$(1,749)	$61,955	$62,668	$122,916
Net income	—	—	—	994	994
Balance, June 30, 2025	$42	$(1,749)	$61,955	$63,662	$123,910
Six Months Ended June 30, 2026
Balance, January 1, 2026	$42	$(1,749)	$61,955	$65,669	$125,917
Net income	—	—	—	1,715	1,715
Balance, June 30, 2026	$42	$(1,749)	$61,955	$67,384	$127,632
Six Months Ended June 30, 2025
Balance, January 1, 2025	$42	$(1,749)	$61,955	$61,679	$121,927
Net income	—	—	—	1,983	1,983
Balance, June 30, 2025	$42	$(1,749)	$61,955	$63,662	$123,910

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flow From Operating Activities:
Net income	$1,715	$1,983
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	6	(32)
Related party receivables	(1,814)	(1,851)
Accounts payable	4	2
Net cash (used in) provided by operating activities	(89)	102
Cash Flow From Investing Activities:
Collection of notes receivable	112	—
Net cash provided by investing activities	112	—
Net increase in cash and cash equivalents	23	102
Cash and cash equivalents, beginning of the period	6	9
Cash and cash equivalents, end of the period	$29	$111

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)

(Unaudited)

1.	Organization

Income Opportunity Realty Investors, Inc. (the “Company”) is an externally managed company that currently holds investments in mortgage notes receivables. As used herein, the terms “IOR”, “the Company”, “We”, “Our”, or “Us” refer to the Company.

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is listed on the NYSE under the symbol “TCI”, owned approximately 85.1% of our stock at June 30, 2026 and together with an affiliate owned approximately 91.8% of our common stock at June 30, 2026. Accordingly our financial results are included in the consolidated financial statements of TCI. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 79.2% of TCI.

Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”).

Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors.

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

We have a note receivable issued by Unified Housing Foundation, Inc. (“UHF”) that bears interest at the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter and matures on December 31, 2032. The interest rate of the new note was 3.68% and 4.24% as of June 30, 2026 and December 31, 2025, respectively.

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

Pillar is a wholly owned subsidiary of May Realty Holdings, Inc., which owns approximately 91.0% of ARL, which owns approximately 79.2% of TCI, which owns approximately 85.1% of the Company.

Advisory fees paid to Pillar were $23 and $25 for the three months ended June 30, 2026 and 2025, respectively, and $47 and $50 for the six months ended June 30, 2026 and 2025, respectively.

Our note receivable is with UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $100 and $122 for the three months ended June 30, 2026 and 2025, respectively, and $205 and $246 for the six months ended June 30, 2026 and 2025, respectively.

Receivables from related parties were $116,409 and $114,595 at June 30, 2026 and December 31, 2025, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees (“Pillar Receivable”), which bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on related party receivables was $889 and $1,233 for the three months ended June 30, 2026 and 2025, respectively, and $2,160 and $2,456 for the six months ended June 30, 2026 and 2025, respectively.

5.	Stockholders’ Equity

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. As of June 30, 2026, there are 513,003 shares remaining that can be repurchased.

6.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

7.	Subsequent Events

The date to which events occurring after June 30, 2026, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 6, 2026, which is the date on which the consolidated financial statements were available to be issued.

On July 31, 2026, TCI acquired 269,299 common share of the Company from Realty Advisors, Inc. (“RAI”) for 134,649 new issued TCI common shares based on exchange rate of 0.5 share of TCI common stock in exchange for each common share of the Company. RAI is ARL’s controlling shareholder and a wholly-owned subsidiary of MRHI.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and six months ended June 30, 2026 and 2025 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit, legal and administrative fees paid to a related party.

We also have other income and expense items including interest income from notes receivable and funds deposited with Pillar.

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025:

The decrease in net income is primarily due to a decrease in interest income from related party receivables due to a decline in interest rates.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025:

The decrease in net income is primarily due to a decrease in interest income from related party receivables due to a decline in interest rates.

Liquidity and Capital Resources

Our main liquidity need is to fund normal recurring expenses. Our principal sources of cash are and will continue to be the collection of mortgage notes receivables, and the collections of receivables and interests from related companies.

We anticipate that our cash and cash equivalents as of June 30, 2026, along with cash that will be generated in the next twelve months from our related party receivables, will be sufficient to meet all of our current cash requirements.

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

We have a program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the six months ended June 30, 2026. As of June 30, 2026, 1,136,997 shares have been purchased and 513,003 shares may be purchased under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

3.1	Certificate of Restatement of Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc., dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of Income Opportunity Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	Certificate of Amendment to the Articles of Incorporation of Income Opportunity Realty Investors, Inc. amending Article TENTH, Subpart C (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K for event occurring on December 28, 2023, filed January 30, 2024 ).

3.6	By-laws of Income Opportunity Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of Income Opportunity Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of Income Opportunity Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

31.1 *	Section 302 Certification of Erik L. Johnson, Chief Executive Officer.

31.2 *	Section 302 Certification of Alla Dzyuba, Chief Accounting Officer.

32.1 *	Section 906 Certifications of Erik L. Johnson and Alla Dzyuba.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: August 6, 2026	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer