Form 10-Q
period 2026-09-30
INCOME OPPORTUNITY REALTY INVESTORS INC /TX/
filed 2026-11-12
CIK 949961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 4,066,178 shares of common stock outstanding.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

FORM 10-Q

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and par value amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$6	$6
Interest receivable from related parties	118	244
Receivable from related parties	117,545	114,595
Total current assets	117,669	114,845
Non-current assets
Notes receivable from related parties	10,845	11,072
Total assets	$128,514	$125,917

Liabilities and Equity
Liabilities:
Accounts payable	$4	$—

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 4,173,675 shares issued and 4,066,178 shares outstanding.	42	42
Treasury stock at cost, 107,497 shares.	(1,749)	(1,749)
Additional paid-in capital	61,955	61,955
Retained earnings	68,262	65,669
Total shareholders’ equity	128,510	125,917
Total liabilities and equity	$128,514	$125,917

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Other income	$—	$—	$—	$—
Expenses:
General and administrative (including $12 and $13 for the three months ended September 30, 2026 and 2025, respectively, and $35 and $38 for the nine months ended September 30, 2026 and 2025, respectively, from related parties)	62	63	209	205
Advisory fee to related party	25	27	72	77
Total operating expenses	87	90	281	282
Net operating loss	(87)	(90)	(281)	(282)
Interest income from related parties	1,198	1,395	3,563	4,097
Income tax provision	(233)	(274)	(689)	(801)
Net income	$878	$1,031	$2,593	$3,014

Earnings per share - basic and diluted	$0.22	$0.25	$0.64	$0.74
Weighted average common shares used in computing earnings per share	4,066,178	4,066,178	4,066,178	4,066,178

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders’ Equity

Three Months Ended September 30, 2026
Balance, July 1, 2026	$42	$(1,749)	$61,955	$67,384	$127,632
Net income	—	—	—	878	878
Balance, September 30, 2026	$42	$(1,749)	$61,955	$68,262	$128,510
Three Months Ended September 30, 2025
Balance, July 1, 2025	$42	$(1,749)	$61,955	$63,662	$123,910
Net income	—	—	—	1,031	1,031
Balance, September 30, 2025	$42	$(1,749)	$61,955	$64,693	$124,941
Nine Months Ended September 30, 2026
Balance, January 1, 2026	$42	$(1,749)	$61,955	$65,669	$125,917
Net income	—	—	—	2,593	2,593
Balance, September 30, 2026	$42	$(1,749)	$61,955	$68,262	$128,510
Nine Months Ended September 30, 2025
Balance, January 1, 2025	$42	$(1,749)	$61,955	$61,679	$121,927
Net income	—	—	—	3,014	3,014
Balance, September 30, 2025	$42	$(1,749)	$61,955	$64,693	$124,941

The accompanying notes are an integral part of these consolidated financial statements.

INCOME OPPORTUNITY REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flow From Operating Activities:
Net income	$2,593	$3,014
Adjustments to reconcile net income to net cash used in operating activities:
Changes in assets and liabilities:
Accrued interest on related party notes receivable	126	150
Related party receivables	(2,950)	(3,245)
Accounts payable	4	4
Net cash used in operating activities	(227)	(77)
Cash Flow From Investing Activities:
Collection of notes receivable	227	74
Net cash provided by investing activities	227	74
Net decrease in cash and cash equivalents	—	(3)
Cash and cash equivalents, beginning of the period	6	9
Cash and cash equivalents, end of the period	$6	$6

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

Transcontinental Realty Investors, Inc. (“TCI”), whose common stock is listed on the NYSE under the symbol “TCI”, owned approximately 85.1% of our stock at September 30, 2026 and together with an affiliate owned approximately 91.8% of our common stock at September 30, 2026. Accordingly our financial results are included in the consolidated financial statements of TCI. American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, in turn, owns approximately 79.2% of TCI.

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

We have a note receivable issued by Unified Housing Foundation, Inc. (“UHF”) that bears interest at the Secured Overnight Financing Rate (“SOFR”) in effect on the last day of the preceding calendar quarter and matures on December 31, 2032. The interest rate of the new note was 3.68% and 4.24% as of September 30, 2026 and December 31, 2025, respectively.

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

Advisory fees paid to Pillar were $25 and $27 for the three months ended September 30, 2026 and 2025, respectively, and $72 and $77 for the nine months ended September 30, 2026 and 2025, respectively.

Our note receivable is with UHF (See Note 3 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $101 and $125 for the three months ended September 30, 2026 and 2025, respectively, and $306 and $371 for the nine months ended September 30, 2026 and 2025, respectively.

Receivables from related parties were $117,545 and $114,595 at September 30, 2026 and December 31, 2025, respectively; which represents amounts outstanding advanced to Pillar net of unreimbursed fees (“Pillar Receivable”), which bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on related party receivables was $1,097 and $1,270 for the three months ended September 30, 2026 and 2025, respectively, and $3,257 and $3,726 for the nine months ended September 30, 2026 and 2025, respectively.

5.	Stockholders’ Equity

We have a stock repurchase program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. As of September 30, 2026, there are 513,003 shares remaining that can be repurchased.

6.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due.

7.	Subsequent Events

The date to which events occurring after September 30, 2026, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 12, 2026, which is the date on which the consolidated financial statements were available to be issued.

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

Related Parties

We apply ASC Topic 850, “Related Party Disclosure”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Results of Operations

The following discussion is based on our Consolidated Financial Statements Consolidated Statement of Operations, for the three and nine months ended September 30, 2026 and 2025 and is not meant to be an all-inclusive discussion of the changes in our net income applicable to common shares. Instead, we have focused on significant fluctuations within our operations that we feel are relevant to obtain an overall understanding of the change in income applicable to common shareholders.

Our operating expenses consist primarily of general and administrative costs such as audit, legal and administrative fees paid to a related party.

We also have other income and expense items including interest income from notes receivable and funds deposited with Pillar.

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025:

The decrease in net income is primarily due to a decrease in interest income from related party receivables due to a decline in interest rates.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

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

We anticipate that our cash and cash equivalents as of September 30, 2026, along with cash that will be generated in the next twelve months from our related party receivables, will be sufficient to meet all of our current cash requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Optional and not included.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive and our Principal Financial Officer, to allow timely decisions regarding required disclosures. There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the 2025 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2025 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a program that allows for the repurchase of up to 1,650,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the nine months ended September 30, 2026. As of September 30, 2026, 1,136,997 shares have been purchased and 513,003 shares may be purchased under the program.

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

INCOME OPPORTUNITY REALTY INVESTORS, INC.

Date: November 12, 2026	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer